Form 10-K
period 1993-12-31
PRICE COMMUNICATIONS CORP
filed 1994-04-01
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D.C. 20549

                                                FORM 10-K

                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]     Annual Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1993 or

[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]
For the transition period from         to

Commission file number 1-8309.

                PRICE COMMUNICATIONS CORPORATION
                         (Exact name of registrant as specified in its charter)

          NEW YORK                                             13-2991700
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                           Identification Number)

45 Rockefeller Plaza, New York, New York        l0020
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (212) 757-5600

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
    Title of each class                                    on which registered

Common Stock, par value $.01 per share                   American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
                                    None.

                Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under its Plan of Reorganization as confirmed by the court.

Yes  X    No






                Indicate by check mark whether the registrant (l) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing
requirements for the past 90 days.                      YES   X    NO      .



                                          Page l of      Pages
                                  The Exhibit Index Appears on Page



                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]



                               AGGREGATE MARKET VALUE OF THE VOTING STOCK
                                  HELD BY NONAFFILIATES OF THE COMPANY


        Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the American Stock Exchange ("AMEX") on February 28, 1994 ($4.50 as reported in the Wall Street Journal): approximately $43.5 million. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, executive officers and principal shareholders of the Company; certain of such persons disclaim that they are affiliates of the Company.)

        Indicate the number of shares outstanding of each of the Company's classes of common stock as of the latest practicable date:

        9,892,290 shares of Common Stock, par value $.01 per share, were outstanding as of February 28, 1994.



                              DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                                 PART I

Item l.  Business.

General

        References to the "Company" or "Price" in this Report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

        The Company is a nationwide diversified communications company whose current primary businesses are owning and operating television and radio stations through wholly-owned indirect subsidiaries. The Company's television properties currently consist of three NBC affiliated television stations, KSNF-TV, serving Joplin, Missouri/Pittsburg, Kansas; KJAC-TV, serving Beaumont/Port Arthur, Texas; and KFDX-TV, serving Wichita Falls, Texas/Lawton, Oklahoma. The Company currently owns three AM and three FM radio stations serving the Fort Wayne, Indiana; Buffalo, New York; and West Palm Beach, Florida markets. See "Recent Developments" regarding the Company's agreement to purchase WHTM-
TV, serving the Harrisburg-York-Lancaster-Lebanon, Pennsylvania market, for approximately $41 million and its agreements to sell the Buffalo and Fort Wayne radio stations.

        The Company's business strategy is to acquire communications properties at prices it considers attractive, finance such properties on terms satisfactory to it, manage such properties in accordance with its operating strategy and dispose of them if and when the Company determines such disposition to be in its best interest, although such acquisition and (except as disclosed herein) divestiture activity ceased during the pendency of the Company's reorganization and the negotiations preceding such reorganization. See "Recent Developments" regarding sales and acquisitions of properties since the Company's reorganization became effective. For the foregoing reasons, the results of the Company's historical operations are not comparable to or indicative of results in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company was organized in New York in l979 and began active operations in l98l. Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York l0020, and its telephone number is (2l2) 757-5600.

Recent Developments

        On December 30, 1992, the Company's consensual Plan of Reorganization (the "Plan"), which had been approved by the United States Bankruptcy Court for the Southern District of New York in July of that year became effective. Under the Plan, the following occurred:

        (a) Holders of approximately $31 million principal amount of the Company's 10% Convertible Senior Subordinated
                Debentures (the "10% Debentures") received new $31 million face amount of seven year 5% Senior Secured Notes (the "Secured Notes"). This debt was retired during 1993 (see below).

        (b) Apollo Investment Fund, L.P. and James Finkelstein purchased 75% of the common stock of Alexandra Publishing Corporation which owns the stock of The New York Law Publishing Company in exchange for the cancellation of approximately $19 million of principal amount of 10% Debentures, the payment to the Company of approximately $7.5 million in cash, and, in addition, the assumption or repayment of certain liabilities of the Company totalling approximately $45 million.

        (c) The holders of the subordinated debt received 94.5% of the common stock of Price.

        (d) Shareholders received shares which constituted 3.5% of the common stock of the restructured corporation, and Robert Price, President of the Company, received 2%. In addition, Robert Price entered into a three-year employment contract.

        The Company's goal for the period immediately following its emergence from bankruptcy was to dispose of assets that did not produce cash flow for the Company (such as investments in Northstar Television Group, Inc. ("NTG"), Fairmont Communications Corporation ("Fairmont"),its cellular interests and the Company's remaining 25 percent interest in The New York Law Publishing Company) and to use the proceeds from such sales to retire its remaining debt.
Pursuant to that goal, on October 1, 1993, the Company sold its 74 percent interest in PriCellular Corporation for $11 million. All of the proceeds from that transaction, combined with approximately $10 million of the Company's existing liquid assets, were used to retire $23.2 million face amount of the Company's Secured Notes during October of 1993. The Company recognized gains of approximately $1.5 million on the retirement of this debt.

        On November 24, 1993, the Company purchased from investment advisory clients of W.R. Huff Asset Management Co., L.P. ("Huff") a block of 2,249,086 shares of its Common Stock for a price of $3.75 per share in cash, plus the stock of its indirect wholly-owned subsidiary Price Publishing Corporation ("PPC"). The stock had a book value of approximately $3.8 million. PPC owns 100 percent of the common stock of Alexandra Publishing Corporation which in turn owns 25 percent of the common stock of The New York Law Publishing Company. Concurrent with the purchase of the stock, several nominees of Huff resigned from the Company's Board of Directors. See Note 13 of Notes to Consolidated Financial Statements for accounting treatment of this transaction.

        In December 1993, the Company sold its common and preferred stock positions in NTG for approximately $2.4 million in cash.
This investment had no book value and a gain of $2.4 million was recognized on the sale. The proceeds of the sale were used to retire a portion of the amount borrowed under the Line of Credit described below, leaving a remaining balance of $3.2 million as of December 31, 1993.

        On December 21, 1993, certain subsidiaries of the Company entered into a Line of Credit Agreement (the "Line of Credit") with the Bank of Montreal. The Line of Credit is for $10 million, reduced periodically beginning quarterly on March 31, 1994, bears interest at a rate equal to the Bank of Montreal base rate, as defined (or other rates at the borrowers' option) and is secured by the assets of the subsidiaries. There is also a fee of 1/2 percent per annum on the unused portion of the Line of Credit. On December 24, 1993, the Company borrowed $5.6 million pursuant to this agreement and the proceeds were used to retire the remaining $7.6 million face amount of Secured Notes. The Company recognized an additional gain of approximately $500,000 on this early extinguishment of debt.

        On December 27, 1993, the Company announced that it entered into an agreement to sell substantially all the assets of its radio stations, WWKB-AM and WKSE-FM in Buffalo, New York, for $5 million in cash. This transaction has been approved by the Federal Communications Commission ("FCC") and management expects it to close during the first half of 1994. The Company expects to realize a gain on this transaction.

        On February 16, 1994, the Company entered into an agreement to purchase WHTM-TV, Channel 27, serving the Harrisburg-York-
Lancaster-Lebanon, Pennsylvania market for approximately $41 million. The transaction is subject to FCC approval. The Company expects to close on this purchase during the second half of 1994.

        During February of 1994, the Company sold its outdoor advertising business for a total of $875,000, including $200,000 cash and a note from the buyer for $675,000. A pre-tax loss of approximately $340,000 will be recognized on the sale in 1994.

        In March, 1994, the Company entered into an agreement to sell radio stations WOWO-AM and WOWO-FM in Fort Wayne, Indiana, for $2.3 million in cash. The transaction is subject to FCC approval and management estimates it will close during the second half of 1994. The Company expects to realize a gain on this transaction.

     Due to the developments described above, the Company's historical results of operations should not be regarded as indicative of its future results.

Segment Data

        See Note 12 of Notes to Consolidated Financial Statements for segment data concerning the Company's television, radio and other operations. The Company's television, radio and other segments contributed 52 percent, 45 percent and 3 percent, respectively, of the Company's net revenue for the year ended December 31, 1993. As discussed above, the Company sold 75 percent of its interest in The New York Law Publishing Company at the end of 1992, and during 1993, accounted for its remaining 25 percent as an investment under the equity method of accounting. For the years ended December 31, 1992 and 1991, the Company's television, radio and publishing and other segments contributed 21 and 21 percent, 17 and 17 percent and 62 and 62 percent, respectively.

Acquisitions and Divestitures

        Historically, the Company actively acquired and divested broadcasting and other properties, although such acquisition and divestiture activity ceased during the pendency of the Company's reorganization and the negotiations preceding it (with the exception of the dispositions which occurred pursuant to the Company's Plan). With the completion of the Company's reorganization, the Board of Directors of the Company has determined to investigate and pursue acquisition possibilities. See "Recent Developments."

        In pursuing its acquisition and divestiture strategy, the Company has no fixed formula for determining the purchase price of properties it seeks. With respect to media properties, to date, the Company generally concentrates its acquisition activities on properties that have a history of generating Media Cash Flow (operating profits before deductions for interest, depreciation, amortization and income taxes) or properties that have potential for growth. In seeking acquisitions of media properties, the Company generally gives greater weight to a property's Media Cash Flow than to its net income, because such Media Cash Flow is a standard widely used in the industry to evaluate media properties. The Company's strategy is to seek properties that can be purchased at attractive multiples of "trailing" Media Cash Flow, the Media Cash Flow for the twelve months immediately prior to such acquisition, either in anticipation that such Media Cash Flow will continue at historical levels, or in anticipation that the Company will be able to improve it. However, the Company may consider acquiring properties without such cash flow if it believes them to have sufficient potential for growth or to otherwise be consistent with the Company's objectives.

        Prices of media properties are affected by a number of factors in addition to a property's Media Cash Flow, including the characteristics and anticipated growth of the market area, the terms of purchase, programming, the competitive situation within the market area, the possibility of improving Media Cash Flow, the dial position and signal strength (in the case of radio stations), operating history, network affiliation and assigned signal frequency (in the case of television stations), and the value of the fixed assets acquired in connection with the purchase.

        To finance its acquisitions and to provide funds for other purposes, the Company may consider using a variety of sources, including the proceeds of debt sold to the public, borrowings from banks and other institutional lenders, seller financing, convertible preferred stock and common stock issued by the Company or its subsidiaries, and cash on hand. Historically, the Company often acquired properties through newly organized subsidiaries, based on the credit of the properties being acquired or by borrowing or issuing securities at the parent company level.

        From time to time brokers and potential buyers approach the Company with respect to the potential sale of certain of its media properties. The Company has generally not listed its properties with brokers, but management follows the practice of permitting potential responsible buyers to visit its media properties and of presenting bona fide offers from financially responsible parties to the Company's Board of Directors for consideration. Proceeds of asset sales will be used to retire outstanding debt, to repurchase equity, to finance the Company's investments in new properties or for other corporate purposes as determined by the Board of Directors.

Broadcasting Properties

        The Company's broadcasting properties include three NBC affiliated television stations: KSNF-TV, serving Joplin, Missouri/Pittsburg, Kansas; KJAC-TV, serving Beaumont/Port Arthur, Texas; and KFDX-TV, serving Wichita Falls, Texas/Lawton, Oklahoma; three AM and three FM radio stations, WOWO-AM and WOWO-FM serving Fort Wayne, Indiana; WWKB-AM and WKSE-FM, serving Buffalo, New York; and WBZT-AM and WIRK-FM, serving West Palm Beach, Florida, and debt and equity interests in Fairmont, which interests currently have no book value. For a description of the Company's interests in Fairmont see "Interests in Fairmont" below. For a discussion of the pending acquisition of WHTM-TV, serving Harrisburg-York-Lancaster-Lebanon, Pennsylvania and dispositions of the Buffalo and Fort Wayne radio stations see "Recent Developments."

Interests in Fairmont

        In connection with the sale in l987 of seven radio stations to Fairmont for an aggregate sale price of $120 million, the Company loaned $50 million to Fairmont (the "Fairmont Notes") and acquired a 27% equity interest in Fairmont. The Fairmont Notes were issued in three series of 12 1/2% increasing rate subordinated notes due in 1992, extendible at Fairmont's option to 1994. Interest on the notes was payable quarterly in cash or additional notes at Fairmont's election.

        On August 28, 1992, Fairmont filed for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. At that date, the Company ceased to record additional notes related to interest paid in kind since it is not entitled to interest after that date under the Bankruptcy Code.

        The $94.8 million principal amount of Fairmont Notes owned by the Company as of December 31, 1993 (which includes accrued interest paid in additional Fairmont Notes) and the Company's equity investment in Fairmont had no book value as of December 3l, l993.

        By order dated September 10, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the chapter 11 plan of reorganization (the "Fairmont Plan") for Fairmont and the Fairmont Subsidiaries. Essentially, the Fairmont Plan provides for the orderly liquidation of the assets of Fairmont and the Fairmont Subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. The Company believes that the level of asset sales may be sufficiently high to provide for some recovery upon the Fairmont Notes, although the exact amount of any such recovery is unclear at this time.

Operating Strategy

        At the outset, the Company develops specific plans for each property acquired in an effort to improve its efficiency. The Company attempts to increase the Media Cash Flow of its broadcasting properties and to make each property a significant one relative to its competitors. The Company's goal is to realize annual increases in the net revenue of its properties that exceed increases in operating expenses.

        The Company has sought both to elevate its television and radio stations' positions in their markets and to increase advertising rates, although the position of stations in their markets tends to fluctuate. Station revenue growth benefits from the advertising revenue growth of the markets themselves, which the Company believes can generally be measured by the growth in retail sales in the areas involved.

        Local demographic considerations and promotion play less of a role in television station programming than in the case of radio stations, because a significant portion of station programming is provided by the television networks to the Company's network affiliated television stations. The Company strives to improve or maintain the ratings of its television stations by fine tuning non-network programming and news coverage, improving promotional activities and upgrading physical and technical facilities where necessary.

        Within each radio market, the Company targets key demographic groups (determined by age and/or sex), based on advertiser demand and the nature of competition in the market. Research is periodically conducted by outside consultants to help refine and improve the programming of each station, and the Company attempts to direct its sales efforts, both local and national, to obtain the largest possible share of advertising budgets. Although broadcast ratings normally reflect all teenage and adult listeners in a market and the Company's stations may perform well in the overall ratings, the Company's emphasis is on superior performance in the targeted demographic group, which it believes can result in substantial improvement in Media Cash Flow by attracting advertisers interested in reaching the target groups. The Company also seeks to generate revenues through promotional events and print-media tie-ins, techniques that may be particularly important as a station grows more successful and its ability to increase the number of commercials sold becomes more limited.

The Television Broadcasting Industry

        Television station revenues are primarily derived from local, regional and national advertising and from fees paid by television networks for the local broadcast of network programming, with a small percentage of revenue sometimes obtained from studio rental and programming-related activities. The primary costs involved in owning and operating television stations are salaries, programming, promotion, depreciation and amortization, and selling expenses.

        The majority of national and local advertising contracts are short-term, generally running for only a few weeks, while advertising contracts sold by networks are typically for longer periods. National spot and local advertising revenues are more susceptible to fluctuations in the economy than network compensation. Advertising rates charged by a television station vary, depending upon the population and number of television sets in the area served by the station, a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers vying for available time, the prices being charged by competitors and the availability of alternative media in the market area. The number of television sets in an area and a program's popularity are reflected in surveys made by a rating service of the number of sets tuned to the station at various times. Advertising rates are highest during the most desirable viewing hours. Local and most regional sales of advertising time are made by a station's sales staff. National sales are made by a national "rep firm", specializing in television advertising sales on the national level, which is compensated on a commission-only basis.

        For most network programming that is broadcast by a network affiliate, the network pays the affiliate a fee, which varies in amount depending upon the time of day during which the program is broadcast. "Prime-time" programming (7 to 11 P.M. E.S.T. Sundays and 8 to 11 P.M. E.S.T. other days) generally earns the highest fees. Recent trends indicate a general reduction in network compensation levels. It is widely expected that this reduction will continue in the foreseeable future. However, a network often allocates portions of advertising time during network broadcasts for direct sale by the local station to advertisers and these time slots have generally been increasing.

        While revenues are spread over the calendar year, the first quarter generally reflects the lowest and the fourth quarter the highest revenue for the year. The increase in retail advertising each fall in preparation for the holiday season, combined with political advertising in election years and new fall television programming, tend to increase fourth quarter revenues.

        A significant portion of the programs broadcast by the Company's network affiliated television stations is provided by their networks. Programming costs are generally lower for network affiliates than for independent television stations, and network programs generally achieve higher ratings than non-network programs. The Company's television stations also acquire programs from non-network sources. Programs obtained from non-network sources usually consist of syndicated television shows, some of which have been shown previously on a network, and feature films.

        The competitive position of a network affiliated television station is significantly affected by viewer acceptance of the network's programs. Network affiliation agreements are generally for a term of one or two years, and are generally renewed automatically. A network affiliate may reject particular network programs, which might then be offered to other stations in the area. The FCC has eliminated the two-year limitation on the terms of network affiliation agreements, although the major television networks have not yet modified their standard practices. The Company does not believe that the FCC's action will have a material effect on its business.

        Competitive factors, in addition to management experience, include a station's authorized transmitter power and antenna location, assigned frequency, network affiliation, carriage of the station's signal on local cable television systems, viewer acceptance of network and local programming and the strength of local competition. Generally, a television broadcasting station in one market does not compete with stations in another market.

        Competition for advertising and viewers may also come from low-power television stations, multichannel multipoint distribution service ("MMDS" or "wireless cable") systems or, increasingly in recent years, cable television systems importing out-of-market television broadcast stations and cable programming networks. Newspapers also compete strongly with television stations for local advertisers' budgets, as do radio and outdoor advertising.

        During the past several years, there has been a steady growth of cable communications systems and a significant liberalization of FCC rules which allow cable systems, satellite master antenna systems, and MMDS services located in areas served by the stations to provide additional program choices. To date, the existence of additional program services has not had a demonstrably adverse effect upon the Company's television stations. The FCC has adopted "must carry" and "retransmission consent" rules at the direction of Congress pursuant to the 1992 Cable Television Consumer Protection and Competition Act. Under this new regulatory regime, virtually all cable systems that carried the Company's television stations have continued to do so. Some systems have agreed to provide compensation to the Company's television stations in return for carriage on the cable system under the new regulations, although such compensation is not substantial. A number of cable television entities have appealed the must carry and retransmission consent rules. A three-judge panel of the U.S. District Court for the District of Columbia upheld the rules, but the U.S. Supreme Court decided to review the ruling and heard oral argument in January
1994. A decision by the Court is expected in the next few months. Television broadcasters generally have been supportive of cable regulation. In any event, the Company believes that cable subscriber demand for programming carried by the Company's television stations makes it unlikely that the stations will cease to be carried by cable systems served by those stations, even in the absence of must carry rules.

        The Company's television broadcast properties also may experience competition from other forms of home entertainment such as video cassette recorders and laser disk players, CD-ROM multimedia and other computer programs, and, in varying degrees from other sources of entertainment in the area, including motion picture theaters, live theater and sporting events.

        Several other new technologies are in their developmental stages, such as high definition television capable of transmitting television pictures with higher resolution, truer color and wider aspect ratios. The FCC has recently determined that local television stations such as the Company's will be entitled to frequencies necessary to broadcast high definition television so long as those frequencies are used within a specified time period. These developing technologies have had no immediate impact on the television broadcast industry, and their potential impact on the Company's business cannot be predicted.

The Radio Broadcasting Industry

        Virtually all of the revenue of a radio station is derived from local and national advertising, and to a minor extent from network compensation. Local sales are made by a station's sales staff. National sales are made by a national "rep firm", specializing in radio advertising sales on the national level, which is compensated on a commission-only basis. The majority of national and local advertising contracts are short-term, generally running for only a few weeks. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the market area. A station's listenership is reflected in rating service surveys of the number of radios tuned to the station at various times. Rates are generally highest during morning and evening drive-time hours. The primary costs incurred in owning and operating radio stations are salaries, programming, depreciation and amortization, promotion and advertising, rental of premises for studios and transmitting equipment, music license royalty fees and selling expenses.

        Radio broadcasting revenues are spread over the calendar year, with the first quarter generally reflecting the lowest and the fourth quarter the highest revenues for the year, due in part to increases in retail advertising in the fall in preparation for the holiday season, and, in election years, to political advertising.

        The radio industry, like the television industry, is continually faced with technological changes and inventions. Currently, the FCC is considering the authorization of Digital Audio Broadcasting ("DAB") which would permit the transmission of radio signals in a digital mode, in contrast to the current analog transmission used in AM and FM radio broadcast service. Cable television systems have the capability of delivering digital audio services and some digital music services are currently in operation. The radio industry is also continually faced with the possible rise in popularity of competing entertainment and communications media, changes in labor conditions, governmental restrictions and actions of Congress and Federal regulatory bodies, including the FCC, any of which could have a material effect on the Company's business. However, in general, radio stations have enjoyed growth in listeners and value within the past several decades. Increased population and greater availability of radios, particularly car and portable radios, have contributed to this growth.

        The Company's radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, broadcast and cable television, magazines, outdoor advertising, transit advertising and direct mail marketing. Competition within the radio broadcasting industry occurs primarily in individual market areas, so that a station in one market does not generally compete with stations in other market areas. In addition to management experience, factors that are material to competitive position include the station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations, and by sales efforts designed to attract advertisers that have done little or no radio advertising; these latter efforts emphasize the effectiveness of radio advertising in increasing the advertisers' revenues, rather than the station's ratings in its market.

Federal Regulation of Broadcasting

        Radio and television broadcasting (as well as some other potential communications investments of the Company) are subject to the jurisdiction of the FCC under the Communications Act of l934, as amended ("Communications Act"). The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC. Legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. The Company cannot predict the effect of any such new legislation or amendments on the Company.

        Radio station licenses are issued and renewable for terms of seven years. Television licenses are issued and renewable for terms of five years. The Company's licenses have the following expiration dates, until renewed:

                KSNF-TV..................February l, l998
                KJAC-TV..................*
                KFDX-TV..................August l, l998
                WBZT-AM..................February l, l996
                WIRK-FM..................February l, l996
                WOWO-AM..................August l, l996
                WOWO-FM..................August l, l996
                WWKB-AM..................June 1, 1998
                WKSE-FM..................June l, l998

           * The license term for KJAC-TV was to have expired on August 1, 1993. KJAC-TV filed a timely application for renewal, thereby extending the license term until action is taken on the renewal application. That application remains pending due to a viewer complaint about the Phil Donahue program. The Company expects the station's license to be renewed during 1994 for a term ending August 1, 1998.

        In the vast majority of cases, radio and television licenses are renewed by the FCC. Current FCC regulations permit cognizable ownership by one entity of up to 18 FM radio stations, 18 AM radio stations and 12 television stations. With respect to television stations, however, there is an additional ownership limit based on audience reach. Under the audience reach limitation, an entity may acquire cognizable ownership interests in up to 12 television stations only if the aggregate number of television households reached by the television stations does not exceed 25% of the national television household audience as determined by the Arbitron ADI market rankings. The percentage of the national television household audience reached by the Company's television stations is significantly under these limitations.

        The FCC's rules generally prohibit the common ownership of a television station and an AM radio station, an FM radio station or general circulation daily newspaper in the same market, although an AM-FM station combination by itself is permitted. Ownership of a CATV system and television station in the same market is also prohibited. These rules apply to entities such as the Company, that seek new authorizations or approval of a transfer of an existing combination. The FCC has recently relaxed its ownership restrictions such that common ownership of television and radio stations may be permissible in the 25 largest markets and in most radio markets, common ownership of three or four radio stations may now be permissible. No more than two of the stations in a given market may be AM stations and no more than two may be FM stations. The FCC has also initiated a rule making proceeding in which it is considering relaxation of both its national and local television ownership restrictions. In July 1992, the FCC relaxed its ban on ownership of cable television systems by local telephone companies, permitting telephone companies to offer video dialtone service.
The Company is unable to predict at this time the impact of these initiatives on its television broadcast operations.

        The FCC requires the attribution to a broadcast company not only of licenses held by the company, but also of licenses attributable to its officers and directors and certain of its stockholders and their affiliates, such that there would be a violation of FCC regulations where such an officer, director, stockholder or stockholder's affiliate together held attributable interests in more than the permitted number of stations on a nationwide or local market basis. In general, under FCC rules attribution of broadcast licenses would occur where any officer, director, or five percent or greater stockholder of a broadcasting company directly, indirectly or through affiliates owns, operates, controls or has a five percent or greater voting interest in or is an officer or director of any other broadcasting company. The Company's By-Laws state that the Board of Directors shall prohibit any voting or transfer of its capital stock, including its Common Stock, which would cause the Company to violate the Communications Act or FCC regulations.

        The foregoing is only a brief summary of certain provisions of the Communications Act and the regulations of the FCC. Reference is made to the Communications Act, FCC regulations and the public notices promulgated by the FCC for further information. The
Company is unable to predict what impact, if any, changes in these laws would have on its operations.

Employees

        As of December 3l, l993, the Company employed approximately 236 full time persons at its radio and television stations. The stations have not experienced any significant labor problems under the Company's ownership and the Company considers its labor relations on the whole to be good.

        The Company relies on experienced managers for its broadcasting operations, who are given considerable authority at the local level. Where appropriate, the Company has also hired new management in an effort to improve the operations of a particular property.

Item 2.  Properties.

        The Company and its subsidiaries own or lease space for offices, studio and production facilities, antenna sites and certain equipment for each of its stations. The Company believes that its other facilities are suitable and adequate for carrying on its broadcasting and other operations and that no major capital improvements will be necessary over the next year. Renewal options are available for the majority of the leases. (See Note 15 of the Notes to Consolidated Financial Statements for information on minimum lease payments of the Company and its subsidiaries for the next five years.) Certain subsidiaries of the Company own the land which is used for transmitter sites and studio facilities.

Item 3.  Legal Proceedings.

        On November 29, 1993, Apollo Investment Fund, L.P. ("Apollo"), commenced an action by way of temporary restraining order and order to show cause in the Supreme Court of the State of New York, County of New York, entitled Apollo Investment Fund, L.P. v. Price Communications Corporation, Price Publishing Corporation, W.R. Huff Asset Management Co., L.P., and William R. Huff, Index No.
130011/93, seeking to enjoin the Company and PPC from selling their interest in Alexandra Publishing Corporation ("Alexandra"), to the Huff defendants, or in the alternative, if the sale had already been completed, rescission of the transaction. Apollo based its claim on an Amended and Restated Shareholders Agreement, dated as of May 8, 1992, (the "Shareholders Agreement"), among Apollo, the Company, PPC, Alexandra, and The New York Law Publishing Company, which purports to restrict the sale of shares of Alexandra held by the Company or PPC.

        On December 20, 1993, the Company answered the complaint asserting that the challenged transaction involved only the sale of shares of PPC, Alexandra's parent, which was not restricted by the Shareholders Agreement. The Company also asserted a counterclaim against Apollo pursuant to paragraph 11 of the Shareholders Agreement, for the legal fees and expenses incurred in connection with the defense of the litigation.

        On December 23, 1993, the defendants filed a joint opposition to plaintiff's motion for a preliminary injunction, and also filed a joint cross-motion for summary judgment dismissing the complaint. Shortly thereafter, settlement discussions began and are continuing. The hearing on the motion and cross-motion were adjourned pending the outcome of the settlement discussions.

        The Company believes that this suit may have errors and has not been brought on sound legal advice of Plaintiffs' Counsel and that it is without merit and the Company intends to vigorously defend this action if it is not settled.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Not applicable.


















Executive Officers of the Registrant

        The following table sets forth the executive officers of the Company, their respective ages, the year in which each was first elected an executive officer and the office of the Company held by each. Each executive officer will hold office until removed or until their respective successors have been duly elected and qualified.

Executive
Officer's Name       Age             Position           Officer Since

Robert Price        61             President,               1979
                                   Chief Executive
                                   Officer and Treasurer

Bill Bengtson       62             Senior Vice              1989
                                   President/
                                   Television

Kim I. Pressman     37             Senior Vice              1984
                                   President

Lee K. Strasser     37             Vice President/Radio     1992



Alisa R. Diamond-Lichaw   31      Vice President-           l990
                                  Corporate Affairs and
                                  Secretary

                Robert Price (Director, President, Chief Executive Officer and Treasurer of the Company), an attorney, is a former General Partner of Lazard Freres & Co. He has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. In the early sixties, Mr. Price served as President and Director of Atlantic States Industries, a corporation owning weekly newspapers and four radio stations. After leaving public office, Mr. Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Mr. Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Mr. Price is also a Director and Chairman of TLM Corporation, and a Director and President of Atlas Cellular Corporation.

                Bill Bengtson has held a variety of positions in the broadcasting industry for 34 years and assumed his current position in July 1989. Mr. Bengtson is also Vice President and General Manager of KSNF-TV, the Company's NBC affiliate in Joplin, Missouri/Pittsburg, Kansas, a position he has held since April
1987. From January 1985 to March 1987, he was Vice President and General Manager of KRCG-TV, a CBS affiliate in Jefferson City/Columbia, Missouri formerly owned by the Company. Prior to joining the Company in 1985, Mr. Bengtson was Vice President and General Manager of KOAM-TV in Pittsburg, Kansas for 12 years. Mr. Bengtson has served on the National Association of Broadcasters' Television Board of Directors, and as President of the Pittsburg, Kansas Chamber of Commerce, President of the Pittsburg, Kansas Industrial Development Corporation and Mayor of Pittsburg, Kansas.

                Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Before assuming her present office as Senior Vice President in January 1990, Ms. Pressman was Vice President and Treasurer of the Company from November 1987 to December 1989. She was also Secretary of the Company from July 1989 to February 1990. She was Vice President-Broadcasting and Vice President, Controller, and Assistant Treasurer of the Company from 1984 to October 1987. Prior to joining the Company in 1984, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting Division of Dun & Bradstreet Company, a large group owner of broadcasting stations. Ms. Pressman is a Director, Vice President, Treasurer and Secretary of TLM Corporation, and a Director, Vice President and Treasurer of Atlas Cellular Corporation.

                Lee K. Strasser is a cum laude graduate of the University of Miami's School of Communications. Mr. Strasser is also Vice
President and General Manager of WIRK-FM/WBZT-AM, the Company's
Country FM and news/talk AM radio stations in West Palm Beach,
Florida, a position he has held since December 1991. Previously, he served as General Sales Manager of the stations from 1987 to December 1991. Prior to joining the Company in 1987, Mr. Strasser had been an account executive in the Palm Beach County marketplace since 1985. He began his career in the Miami radio market in 1981 at WNWS radio.

                Alisa R. Diamond-Lichaw attended Washington University in St. Louis and is a graduate of New York University. Ms. Diamond-
Lichaw has been Vice President - Corporate Affairs since January
1990 and became Secretary in December 1991.  Previously, Ms.
Diamond-Lichaw had been Assistant Vice President of the Company since June 1989. She was also an Assistant Secretary of the Company from September 1987 to January 1990. She served as
Administrator-Corporate Services of the Company from November 1986 to June 1989 and prior to that was employed in a variety of positions at the Company since joining it in October 1984. Before joining the Company Ms. Diamond-Lichaw was employed at MTV in promotion and marketing, worked in marketing sales services at NBC and was an Account Executive at Izod Lacoste. Ms. Diamond-Lichaw is also an Assistant Secretary of TLM Corporation.

                                       PART II


Item 5.         Market for Company's Common Stock and
                Related Stockholder Matters

a)      Market for Common Stock

        The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the AMEX for each of the four quarters of l993 and l992, as reported by the AMEX (adjusted for stock dividends and stock splits, including the 1 for 20 reverse stock split which occurred on December 30, 1992, and rounded to the nearest eighth) was:

                                        l993                    l992
        Quarter                 High           Low      High             Low

        First                   2 7/8         2         7 1/2          1 7/8

        Second                  2 15/16       2         6 1/4          1 7/8

        Third                   3 3/16        2 3/8     3 3/4          1 1/4

        Fourth                  4 3/8         2 3/4     2 1/2*         1 1/4*

                                                         [*through 12/24/92]


        The high and low last sale prices for the Company's Common Stock on the AMEX for January l994, as reported by the AMEX were 4 3/8 and 3 1/2, respectively. The Common Stock of the Company, as reorganized pursuant to the Plan of Reorganization, began trading on a when issued basis on the AMEX on December 28, 1992. The high and low last sale prices of the Reorganized Company's Common Stock for the remainder of the Fourth Quarter of 1992 were 2 3/4 and 1 7/8, respectively. The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B".

b)      Holders

        On January 31, l994, there were 749 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 5,000 persons.




c)      Dividends

        The Company, to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances. In addition, it is the present policy of the Board of Directors to retain cash and any earnings of the Company for the operation of the Company, and therefore it is not anticipated that dividends will be paid on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data.

        The following table sets forth certain selected consolidated financial data with respect to the Company for each of the five years in the period ended December 3l, l993, derived from audited consolidated financial statements of the Company and Notes thereto. A vertical black line has been placed to separate pre-reorganization consolidated operating statement and balance sheet items from the post-reorganization consolidated operating statement and balance sheet items since they are not prepared on a comparable basis (See Note 1 of Notes to Consolidated Financial Statements).































                                  Consolidated Operating Statement Items
                               (in thousands, except for per share amounts)
                                                                     Year Ended December 31
                                                Reorganized
                                                 Company                Predecessor Company
                                                   1993       1992        1991        1990       1989
Net Revenue                                       $22,790    $53,957     $48,452     $48,150    $67,335
Operating Expenses                                 16,335     39,567      37,182      37,146     50,722
Corporate Expenses                                  3,649      4,973       6,123       5,189      2,810
Other Expense (Income) - Net                          539       (35)     12,925      19,535    (14,389)
Interest Expense                                    1,485     17,768      41,473      40,184     43,808
Amortization of Debt Discount and
  Deferred Debt Expense                               766      1,004       2,039       2,534      4,974
Depreciation and Amortization                       2,343      4,873       5,132       4,957     16,076
Unrealized Noncash (Recovery)
  Loss on Marketable Securities (1)<F1>               146       (146)     (8,476)        890      7,107
Share of Loss of Partially
  Owned Companies                                   1,118      2,934       9,005       9,546      3,221
Loss from Continuing Operations
  Before Reorganization Items,
  Income Taxes, and Extraordinary Items            (3,591)   (16,981)    (56,951)    (71,831)   (46,994)
Reorganization Items                                -         (5,983)      -           -           -
Loss from Continuing Operations Before
  Income Taxes and Extraordinary Items             (3,591)   (22,964)    (56,951)    (71,831)   (46,994)
Income Tax (Expense) Benefits                        (124)      (499)        327        (591)    (1,619)
Loss from Continuing Operations Before
  Extraordinary Items                              (3,715)   (23,463)    (56,624)    (72,422)   (48,613)
Loss from Discontinued Operations                   -           -          -           -         (1,491)
Extraordinary Items (Net of Income Taxes):
  Gain on Early Extinguishments of Debt             2,010       -          -           5,287      9,919
  Gain on Forgiveness of Debt and Partial
    Sale of Subsidiary                              -        312,678       -           -           -
Net (Loss) Income                                 $(1,705)  $289,215    ($56,624)   ($67,135)  ($40,185)

Per Share Amounts (2)<F2>:
Loss from Continuing Operations
    Before Extraordinary Items                     $(0.31)
  Extraordinary Items                              $ 0.17
  Net Loss                                         $(0.14)

<F1>(1)  See Note 1 of Notes to Consolidated Financial Statements
<F2>(2)  Per share amounts for the Predecessor Company are neither comparable nor meaningful due to the forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting.


                                                         Consolidated Balance Sheet Items
                                                       (in thousands, including notes)
                                                               As of December 31
                                                 Reorganized Company          Predecessor Company
                                                   1993       1992        1991        1990       1989
Total Current Assets                               $8,925    $28,494     $18,464     $23,895    $87,196
Total Assets                                       37,272     74,327      92,347     114,887    198,810
Total Current Liabilities (1)<F1>                   3,292     11,373     338,274     297,605     32,920
Long-Term Debt (2)<F2>                              3,200     22,100      41,198      45,310    327,152
Shareholders' Equity (Deficit)                     30,705     40,646    (287,823)   (231,199)  (163,210)

<F1>(1)  Net of unamortized original issue discount of $5,124, $6,203 and
         $589 as of December 31, 1991, 1990 and 1989, respectively.
<F2>(2)  Net of unamortized original issue discount of $8,705 and $7,615 as of December 31, 1992 and 1989, respectively.
/TABLE

Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.


        The Company reorganized and emerged from bankruptcy proceedings on December 30, 1992 and adopted Fresh Start Reporting in accordance with the guidelines established by the American Institute of Certified Public Accountants in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Under Fresh Start Reporting, assets and liabilities were recorded at their estimated fair market value and the historical deficit was eliminated. Accordingly, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate the pre-reorganization consolidated statements of operations and cash flows from the post-reorganization consolidated statements of operations and cash flows since they are not prepared on a comparable basis.

        Due to pending and subsequent acquisitions and dispositions discussed under Business - Recent Developments, the retirement of the Company's Secured Notes, the consummation of the Plan of Reorganization and the adoption of Fresh Start Reporting, the Company's historical results of operations should not be regarded as indicative of its future results. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Results of Operations - General

        Results for future periods will be affected by the nature and timing of future acquisitions or dispositions. Future acquisitions could substantially increase the Company's operating expenses, depreciation and amortization charges and, if additional financing is required, interest expense, as well as increasing revenues. For these reasons, the results of the Company's historical operations may not be comparable from period to period or indicative of results in the future.

1993 Compared to 1992

        The Company's net revenue, operating expenses and depreciation and amortization for the year ended December 31, 1993 are not comparable to the year ended December 31, 1992 due to the sale of 75 percent of its stock of The New York Law Publishing Company as part of the Plan. The Company's net revenue decreased by approximately $31.2 million and operating expenses by $23.2 million as the result of that sale. However, net revenue from the broadcasting segment increased by $1.5 million or 7.1 percent, due to an overall improvement in the market for broadcast advertising, the impact of political revenues and an improvement in market shares at certain of the Company's properties. Operating expenses for the broadcasting segment increased 4% primarily as the result of programming additions at the Company's radio properties.

        The Company's corporate expenses decreased from 1992 primarily because professional fees and administrative expenses incurred during the Company's reorganization negotiations, excluding those that are classified as reorganization items decreased during 1993. Interest expense and the amortization of debt discount during 1993 decreased from 1992 primarily because the Company's long-term debt was substantially reduced as a result of its Plan of Reorganization. Additionally, approximately $23.2 million face amount of the new Secured Notes were retired in October 1993, further reducing those expenses.

        The Company's share of loss of partially owned companies decreased in 1993 primarily because the Company ceased to record losses on its share of PriCellular Corporation, once that investment was reduced to its realizable value of $11 million, the amount that the Company sold it for in October of 1993. The decrease was offset, in part, by losses related to The New York Law Publishing Company which was accounted for under the equity method in 1993. The Company's "other (income) expense, net," decreased to an expense of $539,000 in 1993, as a result of the purchase of the 2,249,086 shares of the Company's common stock from Huff (see Business-Recent Developments and Note 13 of Notes to Consolidated Financial Statements) on which a loss of approximately $4.0 million was recognized. This loss was offset in part by the sale of the Company's preferred and common stock in NTG for $2.4 million, which resulted in a gain of the same amount since the stock was carried at a book value of zero. Additionally, the Company had a recovery of approximately $300,000 on the repayment of the note from LL Broadcasting which had been recorded at $2.9 million under Fresh Start Reporting. As a result of the foregoing, the Company recognized a loss before extraordinary item of approximately $3.7 million as compared to a loss of $23.5 million in 1992. The 1992 loss also includes net reorganization expense items totalling approximately $6 million relating to the Company's period under Chapter 11.

        Extraordinary income for 1992 was approximately $313 million due to the forgiveness of debt and the partial sale of The New York Law Publishing Company as part of the Company's Plan of Reorganization. Extraordinary income for 1993 was approximately $2 million due to the early extinguishment of the Company's Secured Notes.

        The Company had net loss per share before extraordinary item of $.31 and net loss per share of $.14 for 1993. Per share amounts for prior periods are not comparable or meaningful due to the forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting.
1992 Compared to 1991

        The Company's net revenue for 1992 increased by approximately $5.5 million or 11.4% compared to 1991. Net revenue from the broadcasting segment increased by $2.1 million or 11.3%, due to an overall improvement in the market for broadcast advertising and the impact of political and Olympic revenues. Net revenue from the publishing and other segment increased by $3.4 million or 11.4% primarily because of increases in display and legal advertising and subscription revenues which resulted primarily from increases in subscription prices. Operating expenses increased by 6.4% during 1992 primarily as a result of the increase in revenues. The Company's corporate expenses decreased from 1991 primarily because professional fees and administrative expenses incurred during the Chapter 11 proceedings are classified as Chapter 11 reorganization items rather than corporate expenses. In addition, the overall reorganization expenses declined from approximately $3.9 million in 1991 to $2.8 million in 1992. Interest expense and the amortization of debt discount during 1992 decreased from 1991 primarily because the Company discontinued, effective May 8, 1992, the accrual of interest expense and amortization of debt discount on prepetition debt. The Company's share of loss of partially owned companies decreased in 1992 primarily because the Company ceased to record its share of Fairmont's losses once the book value of its equity interest in Fairmont declined to zero during the fourth quarter of 1991. Also, during the third quarter of 1992, the Company ceased to record its share of PriCellular's losses as the book value of that investment declined to zero (as a result of Fresh Start Reporting, this investment was recorded at $11.5 million on the Company's balance sheet as of December 31, 1992).
The Company's "other (income) expense, net," was net income for 1992 versus a net expense for 1991 because of a significant decrease in loss on sale of securities, the existence of recoveries on notes receivable during 1992, and the absence of an accrual of a bonus during 1992 due to the expiration of a long-term employment agreement, partially offset by an increased loss on disposition of equipment during 1992.

        The improvements to net income during 1992 were partially offset by the valuation adjustment under Fresh Start Reporting. In addition, during 1991 there was an unrealized noncash recovery on marketable securities which was de minimis during 1992. As a result of the foregoing, the Company's net loss before extraordinary item decreased by approximately $33.2 million from 1991 to approximately $23.5 million in 1992.

Liquidity and Capital Resources

        The Company had approximately $1.4 million in cash and cash equivalents and net working capital of approximately $6.0 million at December 31, 1993. Long-term debt of $3.2 million was owed by the Company as of December 31, 1993.
        The Company will require substantial funds to complete the approximately $41 million acquisition of WHTM-TV (See "Business-Recent Developments") and funds available under the Line of Credit Agreement combined with the Company's existing liquid assets and proceeds from the sales of properties may not be sufficient. In that case, the Company will consider expanding its credit lines or selling additional assets to raise the capital required for the purchase. Additionally, if the Company's acquisition strategy (see "Business-Acquisitions and Divestitures") continues to be successful the Company may require substantial capital to finance them. The Company may use a variety of sources including the proceeds of debt sold to the public, additional borrowings from banks and other institutional lenders, seller financing, convertible preferred stock and common stock issued at the parent company or subsidiary level. There can be no assurance that the Company will be successful in obtaining funds from those sources.

        Although the Company has incurred substantial depreciation and amortization expense as a result of the purchase of its properties, it does not anticipate the need to make major capital expenditures in respect of its existing media properties (see "Properties") during 1994 and it does not believe that such lack of major capital expenditures will affect its competitive position. Capital expenditures for 1993 were approximately $650,000.

        The Company's sources of funds historically have been its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings. The Company intends to seek to improve cash flow from operations by continuing to impose stringent budget procedures on its media properties and by continuing to seek to increase revenues at its properties in excess of increases in operating expenses.

        Certain of the Company's subsidiaries currently have in place a Line of Credit with the Bank of Montreal for up to $10 million on which $3.2 million is currently outstanding. The Line of Credit is reduced periodically, beginning quarterly on March 31, 1994, bears interest at a rate equal to the Bank of Montreal base rate, as defined (or other rates at the borrowers' option) and is secured by the assets of the Company's subsidiaries who are the borrowers on the Line of Credit. See Note 9 of Notes to Consolidated Financial Statements.









Item 8.  Financial Statements and Supplementary Data.

        Price Communications Corporation and Subsidiaries Consolidated Financial Statements are set forth on the following pages of this
Part II.

                                      INDEX TO FINANCIAL STATEMENTS

                                               __________

                            PRICE COMMUNICATIONS CORPORATION and SUBSIDIARIES

                                    CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Auditors                                      II-10-1

Consolidated Balance Sheets at December 31,
        1993 and 1992                                                II-10-3

Consolidated Statements of Operations for
        Years ended December 31, 1993,
        1992 and 1991                                                II-10-5

Consolidated Statements of Shareholders' Equity
        (Deficit) for Years ended December 31,
        1993, 1992 and 1991                                          II-10-6

Consolidated Statements of Cash Flows
        for Years ended December 31, 1993,
        1992 and 1991                                                II-10-7

Notes to Consolidated Financial Statements                           II-10-9






Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.









<AUDIT-REPORT>






                 Audited Consolidated Financial Statements
                               and Schedules

                      Price Communications Corporation
                              and Subsidiaries

                  December 31, 1993 and 1992 and for each of
                    the three years in the period ended
                             December 31, 1993
                     with Reports of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders
Price Communications Corporation

We  have audited the accompanying consolidated balance sheet of  Price Communications Corporation and Subsidiaries as  of
December   31,   1993  (the  "Company")  and   the   related
consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a).
These consolidated financial  statements and financial statement schedules
are the responsibility  of  the  Company's   management.   Our
responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and Subsidiaries at December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


March 8, 1994

                                        Ernst & Young

                                      Independent Auditors' Report


The Board of Directors and Shareholders
Price Communications Corporation:

We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries as of December 31, 1992 (Reorganized Company) and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1992 (Predecessor Company). In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules as listed in Part IV, Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 1992, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1992 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective December 30, 1992, Price Communications Corporation was reorganized under a plan confirmed by the Federal Bankruptcy Court and adopted a new basis of accounting whereby all remaining assets and liabilities were revalued at their estimated fair values. As discussed in notes 1 and 10, Price Communications Corporation and subsidiaries (Reorganized Company) have changed their method of accounting for income taxes in 1992 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                        KPMG Peat Marwick

New York, New York
February 18, 1993

                      Price Communications Corporation
                              and Subsidiaries

                        Consolidated Balance Sheets

                                         December 31
                                         1993           1992

- -----------------------------
 Assets
 Current assets:
  Cash and cash equivalents              $1,395,102     $9,119,527

 Marketable securities (Note 1)          -              9,778,100

- -----------------------------
                                         1,395,102      18,897,627
 Accounts receivable, net of
 allowance for doubtful accounts
 of $487,576 in 1993 and $565,351        4,006,801      3,652,743
 in 1992
    Film broadcast rights                565,929        611,289
 Notes receivable (Note 3)               -              2,900,000
 Prepaid expenses and other              2,957,235      2,432,763
  current assets

- -----------------------------
 Total current assets                    8,925,067      28,494,422

- -----------------------------
 Investment in partially owned           -              4,000,000
  company (Note 4)
 Property and equipment, at cost,
  less accumulated depreciation          13,728,171     14,949,417
  (Note 6)
 Broadcast licenses, less

  accumulated amortization of            12,797,559     13,204,000
  $406,441 in 1993 (Note 1)
 Film broadcast rights                   138,383        302,971
 Investment in cellular
  communication properties               -              11,500,000
  (Note 5)
 Other assets                            470,031        600,000
 Reorganization value in excess of
  amounts allocable to identifiable
  assets, less accumulated               1,212,289      1,276,094
  amortization of $63,805 in 1993
  (Note 1)

- -----------------------------
  Total assets                           $37,271,500    $74,326,904

=============================
(Continued)

                      Price Communications Corporation
                              and Subsidiaries

                   Consolidated Balance Sheets, Continued

                                         December 31
                                         1993           1992

- -----------------------------
 Liabilities and shareholders' equity
 Current liabilities:
  Accounts payable and accrued

  expenses                               $2,249,404     $4,108,417
   (Note 7)
  Repurchase agreement                   -              4,930,083
 Accrued interest (Note 9)               7,233          350,835
 Other current liabilities (Note 8)      1,035,585      1,984,069

- -----------------------------
 Total current liabilities               3,292,222      11,373,404

- -----------------------------
 Long-term debt, net of
  unamortized discount of                3,200,000      22,100,000
  $8,705,000 in 1992 (Note 9)
 Other liabilities (Note 8)              74,747         207,089

 Commitments and contingencies
 (Note 15)
 Shareholders' equity (Notes 13
  and 14):
 Common stock, par value $.01 per
  share; authorized 40,000,000
  shares; outstanding 9,883,717
  shares in 1993 and 12,109,583          98,837         121,096
  shares in 1992
 Additional paid-in capital              32,310,285     40,525,315
 Accumulated deficit                     (1,704,591)     -

- -----------------------------
 Total shareholders' equity              30,704,531     40,646,411

- -----------------------------
 Total liabilities and                   $37,271,500    $74,326,904
 shareholders' equity

=============================

See accompanying notes to consolidated financial statements.

                      Price Communications Corporation
                              and Subsidiaries

                   Consolidated Statements of Operations

                          Year ended December 31

- --------------------------------------------
                          Reorganized    |
                          Company        |  Predecessor Company

- --------------------------------------------
                          1993           |  1992          1991

- --------------------------------------------
 Revenue                  $26,010,294    |  $57,178,019
$51,156,970
 Agency and               3,220,102      |  3,221,385     2,704,832
 representatives'                        |
 commissions                             |

- --------------------------------------------
 Net revenue              22,790,192     |  53,956,634
48,452,138

- --------------------------------------------
 Operating expenses       16,334,761     |  39,567,392
37,181,862
 Corporate expenses       3,648,524      |  4,973,287     6,123,146
 Other expense (income),    539,289      |  (35,492)
12,925,224
  net (Note 11)                          |
 Interest expense                        |
  (contractual interest   1,485,389      |  17,768,032
41,473,136
  was $43,105,988 in                     |
  1992)                                  |
 Amortization of debt                    |

  discount and deferred   766,075        |  1,003,578     2,038,509
  debt expense                           |
 Depreciation and         2,343,015      |  4,873,136     5,132,446
  amortization                           |
 Unrealized noncash                      |
 (recovery) loss on       145,884        |  (145,884)
(8,475,606)
 marketable securities                   |
Share of loss of                         |

 partially owned          1,118,293      |  2,933,763     9,004,587
 companies                               |
 (Notes 4 and 5)                         |

- --------------------------------------------
                          26,381,230     |  70,937,812
105,403,304

- --------------------------------------------
Loss before                              |

 reorganization items,   (3,591,038)     |  (16,981,178)
(56,951,166)
 income taxes and                        |
 extraordinary item                      |

                                         |
Reorganization items:                    |
 Interest income          -              |  357,000       -
 Professional fees and    -              |  (1,312,579)   -
  other                                  |
 Valuation adjustment     -              |  (5,026,967)   -
  (Note 1 and 17)                               |

- --------------------------------------------
 Loss before                             |
  income taxes and        (3,591,038)    |  (22,963,724)
(56,951,166)
  extraordinary item                     |
 Income tax (expense)      (123,885)     |  (499,326)     326,782
  benefit (Note 10)                      |
 Loss before               (3,714,923)   |  (23,463,050)
(56,624,384)
  extraordinary item                     |
 Extraordinary item, net                 |
  of income taxes of $0                  |
  in 1993 and $900,000 in  2,010,332     |  312,678,036   -
  1992 (Notes 2, 9, 10
  and 17)                                |

- --------------------------------------------
 Net (loss) income         $(1,704,591)  |  $289,214,986
$(56,624,384)

============================================
 (Loss) income per share                 |
 (Note 1):                               |
 Loss before                             |
            extraordinary item       $(.31)            *
  *
 Extraordinary item        $.17          |   *             *
 Net loss                  $(.14)        |   *             *


============================================

* Per share amounts for the Predecessor Company are neither
  comparable nor meaningful due to forgiveness of   debt,
  partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting.

See accompanying notes to consolidated financial statements.

Price Communications Corporation
and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit)

Years ended December 31, 1993, 1992 and 1991

                               Predecessor Company
                                                                Junior
                                    Common Stock             Common Stock          Treasury Stock
                               No. of       Par Value    No. of     Par Value    No. of      Par Value
                               Shares                    Shares                  Shares

Balance, December 31, 1990     9,028,890    $90,289      500,000    $5,000       608,800    $(489,298)
Net Loss                               -          -            -         -             -            -
Balance, December 31, 1991     9,028,890     90,289      500,000     5,000       608,800     (489,298)
Net income                             -          -            -         -             -            -
Treasury stock                  (552,182)    (5,522)           -         -      (608,800)     489,298
Reorganized Company
 common stock issued
 on conversion of
 Predecessor Company
 common stock and
 junior common stock          (8,476,708)   (84,767)   (500,000)    (5,000)            -            -
Reorganized Company
 common stock issued on
 conversion of
 debentures                            -          -           -          -             -            -
Elimination of deficit
 under Fresh
 Start Reporting                       -          -           -          -             -            -
Reorganized Company:
Balance, December 31, 1992             -          -           -          -             -            -
Net loss                               -          -           -          -             -            -
Fractional shares
 issued on
 conversion of
 Predecessor Company
 common stock                          -          -           -          -             -            -
Purchase of common stock               -          -           -          -             -            -
Stock options exercised                -          -           -          -             -            -

Balance, December 31, 1993             -    $     -           -     $    -             -         $  -

                                Reorganized Company     Additional
                                    Common Stock          Paid-in      Accumulated
                                No. of      Par Value     Capital        Deficit          Total
                                Shares
Balance, December 31, 1990           -    $      -     $28,393,444  $(259,198,681)   $(231,199,246)
Net Loss                             -           -               -    (56,624,384)     (56,624,384)
Balance, December 31, 1991           -           -      28,393,444   (315,823,065)    (287,823,630)
Net income                           -           -               -    289,214,986      289,214,986
Treasury stock                       -           -        (438,272)             -           45,504
Reorganized Company
 common stock issued
 on conversion of
 Predecessor Company
 common stock and
 junior common stock           666,027       6,660         883,107              -          800,000
Reorganized Company
 common stock issued
 on conversion of
 debentures                 11,443,556     114,436      38,295,115              -       38,409,551
Elimination of
 deficit under Fresh
 Start Reporting                     -           -     (26,608,079)    26,608,079                -

Reorganized Company:
Balance, December 31, 1992  12,109,583     121,096      40,525,315              -       40,646,411
Net loss                             -           -               -     (1,704,591)      (1,704,591)
Fractional shares
 issued on
 conversion of
 Predecessor Company
 common stock                    2,168          22             (22)             -                -
Purchase of common stock    (2,249,089)    (22,491)     (8,271,014)             -       (8,293,505)
Stock options exercised         21,055         210          56,006              -           56,216

Balance, December 31, 1993   9,883,717    $ 98,837     $32,310,285    $(1,704,591)     $30,704,531

See accompanying notes to consolidated financial statements.

                      Price Communications Corporation
                              and Subsidiaries

                   Consolidated Statements of Cash Flows

                          Year ended December 31

- --------------------------------------------
                          Reorganized    |
                          Company        |  Predecessor Company

- --------------------------------------------
                          1993           |  1992           1991

- --------------------------------------------
 Cash flows (used in)                    |
  provided by operating                  |
  activities                             |
 Net (loss) income        $(1,704,591)   |  $289,214,986
$(56,624,384)

- --------------------------------------------
 Adjustments to                          |
  reconcile net (loss)                   |
  income to net cash                     |
  (used in) provided by                  |
  operating activities:                  |
 Items not affecting                     |
  cash:                                  |
 Amortization of debt                    |
  discount and deferred   766,075        |  1,003,578
2,038,509
  debt expense                           |
 Depreciation and         2,343,015      |  4,873,136
5,132,446
  amortization                           |
 Share of loss of                        |
  partially owned         1,118,293      |  2,933,763
9,004,587
  companies                              |
 Loss on disposition      425            |  364,024        54,333
  of equipment                           |
 Reserves for losses on   -              |  -
2,915,712
  notes receivable                       |
 Deficiency  of film                     |
  broadcast rights        -              |  (103,320)
(339,475)
  amortization over                      |
  payments                               |

(continued)

                      Price Communications Corporation
                              and Subsidiaries

                   Consolidated Statements of Cash Flows

                          Year ended December 31

- --------------------------------------------
                          Reorganized    |
                          Company        |  Predecessor Company

- --------------------------------------------
                          1993           |  1992           1991

- --------------------------------------------
 Unrealized noncash                      |

  loss  (recovery) on     145,884        |  (145,884)
(8,475,606)
  marketable securities                  |
 Valuation                               |

  adjustment, net of      -              |  6,732,774      -
  working capital                        |
  valuation                              |
 Change in assets and                    |
  liabilities, net of                    |
  effects of                             |
  reorganization:                        |
 (Increase) decrease in                  |
  net accounts receivable (354,058)      |  (959,580)      214,844
 (Increase)                              |
  decrease in prepaid     (297,915)      |  395,910
(930,882)
  expenses and other                     |
  assets                                 |
 Decrease in film         209,948        |  129,953        42,659
  broadcast rights                       |
 Decrease in due from     -              |  1,410,960      605,857
  broker/dealer                          |
 (Decrease) increase in                  |
  accounts payable and    (1,859,013)    |  1,028,242      425,740
  accrued expenses                       |
 (Decrease)                              |
  increase in accrued     (343,602)      |  15,243,681
35,673,639
  interest payable, net                  |
  of forgiveness                         |



(continued)
                      Price Communications Corporation
                              and Subsidiaries

                   Consolidated Statements of Cash Flows

                          Year ended December 31

- --------------------------------------------
                          Reorganized    |
                          Company        |  Predecessor Company

- --------------------------------------------
                          1993           |  1992           1991

- --------------------------------------------
 (Decrease)                              |
  increase in other       (1,080,826)    |  (514,252)
2,032,559
  liabilities                            |
 Reclassification of                     |

  transactions to                        |
  investing and financing                |
  activities:                            |
 Loss on purchase of
  Common Stock             3,976,597
 Gain on early                           |

  extinguishments of debt (2,010,332)    |   -              -
 Gain on                                 |

  forgiveness of debt and -              |   (312,678,036)  -
  partial sale of                        |
  subsidiary                             |
 (Gain) loss on sale of   (6,609)        |   (6,940)
7,996,741
  securities                             |
 Recovery on notes        (2,730,432)    |   (387,588)      -
  receivable                             |

- --------------------------------------------
 Total adjustments        (122,550)    |   (280,679,579)
56,391,663

- --------------------------------------------
 Net cash (used in)                      |
 provided by operating    (1,827,141)    |   8,535,407
(232,721)
 activities                              |

- --------------------------------------------

(continued)

                      Price Communications Corporation
                              and Subsidiaries

                   Consolidated Statements of Cash Flows

                          Year ended December 31

- --------------------------------------------
                          Reorganized    |
                          Company        |  Predecessor Company

- --------------------------------------------
                          1993           |  1992           1991

- --------------------------------------------
 Cash flows provided by                  |
  (used in) investing                    |
  activities                             |
 Sale of businesses and   $11,000,214    |  $4,738,627     $-
  equipment                              |
 Investment in            (454,337)      |  -              -
  businesses                             |
 Purchases of securities                 |
  under agreements to     (8,050,811)    |  -              -
  resell                                 |
 Capital expenditures     (577,918)      |  (704,681)
(514,467)
 Purchases of marketable                 |
  securities and mutual   (36,704,873)   |  (10,476,315)
(9,551,596)
  funds                                  |
 Proceeds from sale of                   |

  marketable securities   54,394,512     |  1,034,640
13,932,705
  and mutual funds                       |
 Proceeds from notes      5,630,432      |  654,707        32,851
  receivable                             |

- --------------------------------------------
 Net cash provided by                    |
  (used in) investing     25,237,219     |  (4,753,022)
3,899,493
  activities                             |
 Cash flows used in                      |
  financing activities                   |
 Repurchases and          (20,846,643)   |  (5,300,960)
(5,126,035)
  payments of long-term                  |
  debt                                   |
 Net borrowings under                    |
  (repayment of)          (4,930,083)    |  4,930,083      -
  repurchase agreements                  |
 Net borrowings under     3,020,065      |  -              -
  line of credit                         |
  agreement                              |


(continued)
                      Price Communications Corporation
                              and Subsidiaries

                   Consolidated Statements of Cash Flows

                          Year ended December 31

- --------------------------------------------
                          Reorganized    |
                          Company        |  Predecessor Company

- --------------------------------------------
                          1993           |  1992           1991

- --------------------------------------------
 Purchase of common       (8,434,058)    |  -              -
  stock                                  |
 Proceeds from stock      56,216         |  -              -
  options exercised                      |

- --------------------------------------------
 Net cash used in         (31,134,503)   |  (370,877)
(5,126,035)
  financing activities                   |

- --------------------------------------------
 Net (decrease)                          |

  increase in cash and    (7,724,425)    |  3,411,508
(1,459,263)
  cash equivalents                       |
 Cash and cash                           |

  equivalents at          9,119,527      |  5,708,019
7,167,282
  beginning of year                      |

- --------------------------------------------
 Cash and cash            $1,395,102     |  $9,119,527
$5,708,019
  equivalents at end                     |
  of year                                |

============================================
 Supplemental                            |
  disclosures of cash                    |
  flow information                       |
 Income taxes paid, net   $158,878       |  $ 255,225      $55,046
  of refunds                             |

============================================
 Interest paid            $1,828,991     |  $3,170,272
$5,799,497

============================================
 Chapter 11 items:                       |
 Interest received        $-             |  $357,000       $-

============================================
 Professional and                        |
 administrative expenses  $26,085        |  $505,144       $-
 paid                                    |

============================================

See accompanying notes to consolidated financial statements.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

a. Basis of Presentation-The consolidated financial statements include the accounts of Price Communications Corporation (the "Company" or "Price") and its subsidiaries. All significant intercompany items and transactions have been eliminated.

b. Fresh Start Reporting-The Company reorganized and emerged from Chapter 11 bankruptcy proceedings on December 30, 1992 (the "Effective Date"-see Note 2), and adopted Fresh Start Reporting in accordance with the guidelines established by the American Institute of Certified Public
Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under Fresh Start Reporting, assets and liabilities are recorded at their estimated fair market value and the historical deficit is eliminated. Accordingly, the Company's financial statements have been prepared as if it is a new reporting entity (referred to as the "Reorganized Company") as of the Effective Date. A vertical black line has been placed to separate the consolidated statements of operations and cash flows of the Company prior to the reorganization (referred to as the "Predecessor Company") from those of the Reorganized Company, since they are not prepared on a comparable basis.

   The Company's operations for the two-day period of December 30 and December 31, 1992 were insignificant. Accordingly, December 31, 1992 was used as the cut-off date for financial reporting purposes in lieu of the Effective Date.

  The revaluation of the Company's assets and liabilities as of December 31, 1992 was based on an independent appraisal, modified as appropriate, and resulted in a reduction in net carrying values of assets and liabilities of approximately $5,027,000. The components of this adjustment are shown in the "Fresh Start Reporting" column of Note 17.
Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies  (continued)

c. Depreciation and Amortization-Depreciation is computed on the straight-line method on the basis of estimated useful lives, as follows:

Buildings-15 to 25 years
Broadcasting equipment-10 to 12 years
Leasehold improvements-the life of the underlying lease
Furniture and fixtures-3 to 10 years
Transportation equipment-3 years

d.   Intangible Assets:

i. Excess of purchase price over the fair value of net assets acquired prior to December 31, 1992 includes FCC licenses, station call letters, and goodwill. As a result of the implementation of Fresh Start Reporting, unamortized goodwill has been eliminated and FCC licenses have been restated at their approximate fair value as of December 31, 1992. These assets are integral determinants of a communica tions property's economic value, and have long and productive lives. The Predecessor Company amortized such intangible assets over a 40-year period, the maximum life allowable under Accounting Principles Board Opinion No. 17. The Reorganized Company continues to amortize the assets over a 40-year life commencing from the original date of acquisition.

ii. Deferred expenses associated with debt instruments were amortized under the straight-line method over their respective lives. Debt discounts are amortized under the effective interest method. As of December 31, 1992, the unamortized carrying value of deferred debt expense and unamortized debt discount associated with debt forgiven or exchanged under the Company's Plan of Reorganization (the "Plan"-see Note 2) was eliminated.

e. Reorganization Value in Excess of Amounts Allocable to Identifiable Assets-The reorganization value in excess of amounts allocable to identifiable assets, which results from the implementation of Fresh Start Reporting is amortized using the straight-line method over 20 years.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies  (continued)

f. Per Share Data-Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 11.9 million shares for 1993. Per share amounts for the
Predecessor Company are not presented because they are neither comparable nor meaningful due to forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting.

g. Allowance for Doubtful Accounts-The Company provides an allowance for doubtful accounts based on reviews of its customers' accounts. Included in operating expense is bad debt expense of approximately $264,000, $514,000, and
$780,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

h. Barter Transactions-Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense when received or used.

i.     Advertising  Revenues-Sales  of  advertisements   are
recognized as income when advertisements are broadcasted or printed.

j. Film Broadcast Rights-The capitalized cost of film broadcast rights is amortized on the basis of the estimated number of showings or, if unlimited showing are permitted, over the term of the broadcast license agreements. Unamortized film broadcast rights are classified as current or noncurrent on the basis of their estimated future usage. Amortization of film broadcast rights is included in operating expenses and amounted to approximately $800,000, $940,000, and $1,036,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies  (continued)

k. Cash and Cash Equivalents-For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, including Treasury bills, purchased with maturities of three months or less at the time of purchase to be cash equivalents.

l. Marketable Securities-Investment in marketable securities was stated at the lower of aggregate cost or market. Dividend and interest income were accrued as earned. As of December 31, 1992, the carrying value of marketable securities, which consisted of 6.375% U.S. Treasury Notes due August 15, 2002, was increased by approximately $146,000, to reflect the increase in market value over cost, in accordance with Fresh Start Reporting.

   Net realized gains (losses) on sales of investment in mutual funds and marketable securities are based upon weighted average cost (see Note 11).

m. Income Taxes-Effective December 31, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("Statement 109") issued by the Financial Accounting Standards Board (see Note 10). The cumulative effect of this change had no significant impact on the Company's consolidated financial statements, including income tax expense. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies  (continued)

m. (continued)
   Prior to December 31, 1992, the Company accounted for income taxes pursuant to the deferred method under APB Opinion 11. Under the deferred method, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation.

2. Reorganization

On  December 30, 1992, the Plan, which had been approved  by the United States Bankruptcy Court for the Southern District
of  New York in July of that year, became effective.   Under
the Plan, the following occurred:

a. Holders of approximately $31 million principal amount of the Company's 10% Convertible Senior Subordinated Debentures (the "10% Debentures") received new $31 million face amount seven-year 5% Senior Secured Notes (the "Secured Notes"-see Note 9).

b. Apollo Investment Fund, L.P. and James Finkelstein purchased 75% of Alexandra Publishing Corporation, which owns The New York Law Publishing Company, in exchange for the cancellation of approximately $19 million of principal amount of 10% Debentures, and the payment to the Company of approximately $7.5 million in cash and the assumption or repayment of certain liabilities of the Company totaling approximately $45 million. See note 13 for subsequent disposal of the remaining 25% interest in the publishing subsidiaries.

c.    The holders of the existing subordinated debt received
94.5% of the common stock of Price.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Reorganization (continued)

d. Shareholders received shares which constitute 3.5% of the common stock of the Reorganized Company, and Robert Price, President of the Company, received 2% of such common stock in exchange for the junior common stock, all of which was held by Mr. Price. In addition, Mr. Price entered into a three-year employment contract.

The gain on the partial sale of publishing companies and the gain from cancellation of indebtedness resulted in extraordinary income of approximately $312.7 million which is net of a tax provision of $900,000 relating to the sale of the publishing companies. The gain resulting from the forgiveness of debt is not taxable for Federal income tax purposes.

In   a  related transaction, on  August 5, 1992, the Company
exchanged its interest in TLM Corporation (until then a 90.7% owned subsidiary) for 90.7% of the assets of TLM Corporation. These assets consisted of cash and common stock and certain public debt securities of the Company. The Company's loss from the transaction was de minimis.

3. Notes Receivable

Investments in notes made through private placements include the following:

a. The note receivable at December 31, 1992 represented a 14-1/2% $3.2 million subordinated note due in 1993 from the buyers of WIBA-AM/FM stated at its approximate fair value based on the independent appraisal (see Note 1) completed in connection with Fresh Start Reporting. In 1993, this note was paid in full, resulting in a recovery of approximately $300,000.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Notes Receivable (continued)

b. In connection with the sale in 1987 of seven radio stations to Fairmont Communications Corporation ("Fairmont") for an aggregate sale price of $120 million, the Company loaned $50 million to Fairmont (the "Fairmont Notes") and acquired a 27% equity interest in Fairmont. The Fairmont Notes were issued in three series of 12 1/2% increasing rate subordinated notes due in 1992, extendible at Fairmont's option to 1994. Interest on the notes was payable quarterly in cash or additional notes at Fairmont's election.

   On August 28, 1992, Fairmont filed for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. At that date the Company ceased to record additional notes related to interest paid in kind since it is not entitled to interest after that date under the Bankruptcy Code.

  The $94.8 million principal amount of Fairmont Notes owned by the Company (which includes accrued interest paid in additional Fairmont Notes) and the Company's equity investment in Fairmont had no book value as of December 31, 1993 and 1992.

   By order dated September 10, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Chapter 11 Plan of Reorganization (the "Fairmont Plan") for Fairmont and the Fairmont subsidiaries. Essentially, the Fairmont Plan provides for the orderly liquidation of the assets of Fairmont and the Fairmont subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. The Company believes that the level of asset sales may be sufficiently high to provide for some recovery upon the Fairmont Notes, although the exact amount of any such recovery is unclear at this time.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Investment in Partially Owned Company

On December 30, 1992, the Company, in connection with its Plan of Reorganization, sold 75% of its publishing subsidiaries (see Note 2). The Company retained a 25% interest in Alexandra Publishing Corporation which owns 100% of The New York Law Publishing Company. This investment was recorded at its approximate fair value of $4 million as of December 31, 1992 as a result of Fresh Start Reporting (see
Note 1).

In November 1993, in connection with the repurchase of common stock (see Note 13), the Company transferred its remaining 25% interest in Alexandra Publishing, which had a carrying value of approximately $3.8 million.

For  the  years  ended  December 31, 1992  and  1991,  these
subsidiaries   were  consolidated  in   the   statement   of
operations and cash flows of the Predecessor Company. Based upon audited financial information, Alexandra Publishing Corporation and subsidiary had net revenue and income of approximately $32.6 million and $2.9 million (including intercompany expenses of $1.3 million), respectively, for the year ended December 31, 1992. For the year ended December 31, 1993, the 25% interest in such subsidiaries was accounted for by the equity method of accounting and the Reorganized Company recognized a charge to operations of approximately $230,000 for its period of ownership.

5. Investment in Cellular Communication Properties

The Company accounted for its investment in PriCellular Corporation ("PriCellular") under the equity method of accounting as it believed its control in PriCellular to be temporary. The Company recognized 75% of PriCellular's losses as a charge to operations to the extent of its investment in PriCellular representing $2.9 million and $4.3 million for the years ended December 31, 1992 and 1991, respectively. Prior to Fresh Start Reporting, the Predecessor Company's investment in PriCellular had been

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Investment in Cellular Communication Properties (continued)

reduced to zero book value. In accordance with the court approved Plan, the Company transferred 1% of PriCellular's common stock to Robert Price, reducing the Company's interest to
74%.    The   consolidated  financial  statements   of   the
Reorganized Company as of December 31, 1992 reflect an approximate fair value of the investment of $11.5 million, in connection with Fresh Start Reporting (see Note 1).

On October 1, 1993, the Company sold its remaining 74% interest in PriCellular to a subsidiary of PriCellular for $11 million in cash. Under the agreement of sale, PriCellular and such subsidiary indemnified the Company against all liabilities and claims relating to PriCellular and its business. The proceeds from the sale have been used to repurchase a portion of the Secured Notes, in accordance with the terms of the indenture of such notes (see Note 9). During 1993, the Company recognized a charge of approximately $890,000 related to its share of PriCellular's losses through October 1, 1993, and realized no gain or loss from the sale of its interest in PriCellular.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Property and Equipment

Property and equipment consist of the following:

                                December 31
                                1993         1992
                                ---------------------------
 Land                           $2,328,000   $2,328,000
 Buildings                      3,468,209    3,439,000
 Broadcasting equipment         7,720,940    7,315,000
 Outdoor fixtures               801,320      756,417
 Leasehold improvements         229,783      229,000
 Furniture and fixtures         619,870      541,000
 Transportation equipment       432,814      341,000
                                ---------------------------
                                15,600,936   14,949,417
 Less, accumulated              1,872,765    -
 depreciation
                                ---------------------------
 Net property and equipment     $13,728,171  $14,949,417
                                ===========================

As discussed in Note 1, in conjunction with the consummation of the Plan, the Company implemented Fresh Start Reporting. Accordingly, as of December 31, 1992, all property and equipment were restated to reflect approximate fair value and accumulated depreciation was eliminated.

7. Accounts Payable and Accrued Expenses

Accounts  payable  and  accrued  expenses  consist  of   the
following:

                                December 31
                                1993         1992
                                ---------------------------
 Accounts payable-suppliers     $906,770     $1,186,035
 Accrued professional fees      299,113      979,214
 Accrued Chapter 11 expenses    47,664       807,435
 Other                          995,857      1,135,733
                                ---------------------------
                                $2,249,404   $4,108,417
                                ===========================

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Other Liabilities

Other liabilities consist of:

                                December 31
                                1993         1992
                                ---------------------------
 Liability for film             $507,603     $724,199
  broadcast rights
 Income and franchise taxes     522,512      1,250,000
  payable
 Other                          80,217       216,959
                                ---------------------------
                                1,110,332    2,191,158
 Less, amounts due currently    (1,035,585)  (1,984,069)
                                ---------------------------
                                $74,747      $207,089
                                ===========================

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt

Long-term debt consists of the following notes payable by the Company and its wholly-owned subsidiaries at December
31, 1993 and 1992 as follows:

                                December 31
                                1993         1992
                                ---------------------------
 Subsidiaries:
  Atlantic Broadcasting

  Corporation, Southeast Texas
  Broadcasting Corporation,
  Texoma Broadcasting
  Corporation and Tri-State
  Broadcasting Corporation:     $3,200,000
 Note payable to Bank of                     -
  Montreal under term loan
  agreement (A)

 Parent Company:

  5% Senior Secured Notes, due
  October 9, 1999; interest
  payable semiannually; net
  of unamortized discount       -            $22,100,000
  of $8,705,000 (effective
  interest rate of 11.04%) (B)
                                ---------------------------
 Total debt                     $3,200,000   $22,100,000
                                ===========================



Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

(A) On December 21, 1993, certain subsidiaries of the Company entered into a Line of Credit Agreement (the "Line of Credit") with the Bank of Montreal ("BOM"). The Line of Credit is for $10 million, reduced by $2 million, $2.5 million, $2.5 million and $3 million in 1994, 1995, 1996 and 1997, respectively. Borrowings under the Line of Credit bear interest at the BOM Base Rate, as defined (or at other rates at the borrowers' option), and are secured by the assets of the subsidiaries which have book value of approximately $26 million. There is also a fee of 1/2 of 1% on the unused portion of the Line of Credit. On December 24, 1993, the Company borrowed $5.6 million pursuant to this agreement and the proceeds were used to retire the remaining $7.6 million face amount of Secured Notes. On December 31, 1993, the proceeds from the sale of the Company's position in Northstar Television Group ("NTG" - see Note 11) were used to repay $2.4 million of borrowings under the Line of Credit.

(B) In connection with the Plan, the Company issued $30,805,000 face amount of the Senior Notes. The Company recorded these notes net of a discount of $8,705,000 under Fresh Start Reporting (see Note 1). Accrued interest related to these notes was approximately $351,000 at December 31, 1992. During October and December 1993, the Company repurchased all of the Secured Notes for approximately $20.8 million, plus accrued interest, and realized a gain of approximately $2.0 million, net of taxes of zero.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Income Taxes

As discussed in Note 1, the Company adopted Statement 109 as of December 31, 1992. The cumulative effect of this change had no significant impact on the Company's consolidated financial statements, including tax expense, for the year then ended.

The Company had, as of December 31, 1993 and 1992, deferred tax assets, which were subject to a valuation allowance of approximately $46,031,000 and $44,604,000, respectively, and deferred tax liabilities of approximately $3,943,000 and $4,169,000, respectively. These deferred tax assets and liabilities consist of the following:


                                                   December 31,
                                                 1993          1992
 Deferred tax assets
 Accounts receivable, principally due to
  allowance for doubtful accounts               $166,000      $ 192,000
 Notes from and investment in partially owned   15,251,000   31,785,000
  companies
 Minimum tax credit carryforward                642,000           -
 Capital loss carryforwards                     19,905,000        -
 Net operating loss carryforwards               13,910,000   13,931,000
 Investment tax credit carryforwards            100,000         100,000
 Notes Receivable, principally due to reserves      -           787,000
Investment in cellular communications
  properties, principally due to Fresh
  Start Reporting                                   -         1,978,000
                                               $49,974,000  $48,773,000








                                                December 31,
                                                1993            1992
 Deferred tax liabilities
 Property and equipment, principally due to
  differences in depreciation and the effects
  of Fresh Start Reporting                       $3,662,000   $3,393,000
 Deferred compensation                           281,000           -
 Unamortized debt discount                           -           727,000

Unrealized gain on marketable securities             -            49,000

                                                 $3,943,000   $4,169,000

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

Income tax expense in 1993 and 1992 consist of approximately $124,000 and $499,000, respectively, primarily for state and local income taxes. In addition, a provision of $900,000, primarily for Federal alternative minimum tax, has been included in extraordinary items for the year ended December 31, 1992 (see Note 2).

Income tax benefit in 1991 consists of refunds for Federal alternative minimum tax of $505,104 related to the carryback of capital losses incurred in 1991 and 1990 and state and local taxes of $178,322.

Net operating loss carryforwards aggregating approximately $41.0 million are available for federal income tax purposes at December 31, 1993. These carryforwards expire
in the years 2002  through  2006.  The Company   also   has
available   investment   tax   credit carryforwards of
approximately $100,000 expiring in the year 2000.  All  of
these  carryforwards  arose  prior  to   the reorganization
and  are  subject  to  the  limitations   of Internal Revenue
Code Sections 382 and 383.

11. Other Expense (Income)-Net

Other expense (income)-net consist of:

                              1993         1992         1991
                              -------------------------------------
 (Gains) loss on sales        $(6,609)     $(6,940)     $7,996,741
  of securities
 Interest income              (715,918)    (543,252)    (1,092,880)
 Loss on disposition of       425          364,024      54,333
  equipment
 Compensation-bonus
  under employment            -            -            2,512,200
  contract
 (Recovery) reserves
  for losses on notes         (2,730,432)  (387,588)    2,915,712
  receivable
 Loss on purchase of
  Common Stock (Note 13)      3,976,597    -            -
 Other-net                    15,226       538,264      539,118
                              -------------------------------------
                              $539,289     $(35,492)    $12,925,224
                              =====================================

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Other Expense (Income)-Net (continued)

As of December 31, 1992, in conjunction with the adoption of
Fresh   Start  Reporting,  the  investment  in  common   and
preferred stock of NTG was removed from the Company's consolidated balance sheet since its estimated realizable
value was zero (see Note 1).   In December  1993, the Company
sold its investment in NTG for approximately $2.4 million in cash and recognized a gain of approximately $2.4 million on the sale.

12. Segment Data

The Reorganized Company's business operations are classified into two segments: Television and Radio Broadcasting and
Other.   The   Predecessor  Company's  business   operations
included Publishing with Other. The Company's Publishing operations were transferred to third parties in 1992 (see
Note 2) and therefore, are no longer consolidated in the Reorganized Company's operations. There are no transfers between segments of the Company. The segment data follows:

                 Year ended December 31, 1993
                 ---------------------------------------------------
                 Broadcasting
                 Television    Radio        Other       Consolidated
                 ---------------------------------------------------
 Net revenue     $11,744,547   $10,271,892  $773,753    $22,790,192
 Operating       7,484,486     8,226,346    623,929     16,334,761
  expenses
 Depreciation
  and            1,153,860     834,346      354,809     2,343,015
  amortization
                 ---------------------------------------------------
 Operating       $3,106,201    $1,211,200   $(204,985)  $4,112,416
  income (loss)*
                 ===================================================

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Segment Data (continued)

                 Year ended December 31, 1992
                 ---------------------------------------------------
                 Broadcasting               Publishing
                 Television    Radio        and Other   Consolidated
                 ---------------------------------------------------
 Net revenue     $11,239,395   $9,309,229   $33,408,010 $53,956,634
 Operating       7,570,105     7,544,032    24,453,255  39,567,392
  expenses
 Depreciation
  and            1,683,309     1,074,407    2,115,420   4,873,136
  amortization
                 ---------------------------------------------------
 Operating       $1,985,981    $690,790     $6,839,335  $9,516,106
 income*
                 ===================================================

                 Year ended December 31, 1991
                 ---------------------------------------------------
                 Broadcasting               Publishing
                 Television    Radio        and Other   Consolidated
                 ---------------------------------------------------
 Net revenue     $10,359,913   $8,095,942   $29,996,283 $48,452,138
 Operating       7,472,675     7,334,037    22,375,150  37,181,862
  expenses
 Depreciation
  and            1,778,524     1,045,864    2,308,058   5,132,446
  amortization
                 ---------------------------------------------------
 Operating       $1,108,714    $(283,959)   $5,313,075  $6,137,830
 income (loss)*
                 ===================================================

* Operating income (loss) is before corporate expenses, other expense (income)-net, interest expense, amortization of debt discount and deferred debt expense, unrealized non-cash loss (recovery) on marketable securities, share of loss of partially owned companies, reorganization items, income taxes and extraordinary items.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Segment Data (continued)

                                 Identifiable      Capital
                                 Assets            Expenditures
                                 ------------------------------
 1993:
 Television broadcasting         $16,208,021       $397,604
 Radio broadcasting              13,988,511        200,600
 Other                           3,673,912         50,069
 Corporate                       3,401,056         3,885
                                 ------------------------------
 Consolidated                    $37,271,500       $652,158
                                 ==============================


 1992:
 Television broadcasting         $17,067,971       $354,779
 Radio broadcasting              17,584,247        253,442
 Publishing and other            19,322,971        273,955
 Corporate                       20,351,715        19,959
                                 ------------------------------
 Consolidated                    $74,326,904       $902,135
                                 ==============================

 1991:
 Television broadcasting         $38,099,678       $448,543
 Radio broadcasting              15,692,764        33,400
 Publishing and other            21,714,768        173,486
 Corporate                       16,839,618        9,933
 Consolidated                   $92,346,828       $665,362

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Shareholders' Equity (Deficit)

A. Refer to notes 1 and 2 for a description of changes to shareholders' equity (deficit) pursuant to the Plan of Reorganization.

B. On November 24, 1993, the Company purchased from investment advisory clients of W. R. Huff Asset Management
Co., L.P. ("Huff") a block of 2,249,086 shares of its common
stock.   The purchase price consisted of $3.75 per share  in
cash,   plus   the   stock  of  its  indirect   wholly-owned
subsidiary, Price Publishing Corporation, which held the remaining 25% interest in the New York Law Publishing
Company (see Note 2). The stock of Price Publishing Corporation had a book value of approximately $3,836,000 at such date which in the opinion of management approximated its fair value (see Note 4). In connection with this transaction, the Company recorded a loss of approximately $3,977,000 reflecting the difference between the value of the cash and stock of Price Publishing Corporation transferred to Huff and the then current trading market price of the common stock. The loss has been included in other expense (income) in the accompanying statement of operations (see Note 11) and the common stock purchased from Huff has been treated as constructively retired in the accompanying balance sheet at December 31, 1993. The purchase agreement includes a provision for certain additional payments to Huff (or rescission of the agreement if such payments are not made) if, among other things, litigation, as defined, is pending at the end of one year from the purchase date. Also, additional payments to Huff may be required if there has been a change in control of or other specified transaction involving the Company at such purchase anniversary date.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Shareholders' Equity (Deficit) (continued)

   In connection with the Company's purchase of common stock from Huff, the Company has deposited $1,500,000 with a collateral agent to secure certain obligations under the purchase agreement.

C. In connection with the Plan, warrants on the Company's common stock, originally issued on April 12, 1990, were amended. The warrants will be exercisable for approximately 124,000 shares of the Reorganized Company's common stock at an exercise price of $4.23 per share during the five-year period commencing October 1, 1993.

D. The Company has an employment agreement with Robert Price, covering base salary and incentive compensation based on Company performance. The agreement provides for bonuses payable in common stock to Mr. Price during specified periods after December 30, 1992 commencing on specified events and/or performance achievements by the Company and its subsidiaries. The number of shares awarded under such agreement will be based upon a predetermined percentage of the then outstanding shares of Price's common stock.

14. Stock Option Plan

A long-term incentive plan, (the "1992 Long Term Incentive Plan") was established under the Plan, which provides for granting incentive stock options, as defined under current tax law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long Term Incentive Plan is 1,000,000. The exercise of such options, other than those granted on December 10, 1992, will be exer cisable at a price not less than the fair market value on the date of the grant, for a period up to ten years.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Stock Option Plan (continued)

New  incentive  stock options were granted on  December  10,
1992 under the 1992 Long Term Incentive Plan to key employees and officers. The number of options issued represents essentially a 1 for 2 reverse split for all previously awarded stock options granted, which were canceled pursuant to the Plan, except for options previously awarded to Robert Price which were surrendered by Mr. Price. Options granted on December 10, 1992 represent 170,911 shares and the exercise price was set at $2.67 per share.

During 1993, options for 21,055 shares were exercised and as of December 31, 1993, options for 140,630 shares remained outstanding. Also, at December 31, 1993, common stock of 838,315 shares remain reserved for the issuance of stock options.

15. Commitments and Contingencies

The Company is involved in various claims and litigation arising in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Commitments and Contingencies (continued)

The Company and its subsidiaries lease a variety of assets used in their operations, including office space and antenna sites. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 1993 and in the aggregate:

                                  Operating
                                  Leases
                                  ----------
 Year:
 1994                             $261,000
 1995                             257,000
 1996                             269,000
 1997                             268,000
 1998                             263,000
 Thereafter                       210,000
                                  ----------
 Total minimum lease payments     $1,528,000
                                  ==========

Rental   expense  for  operating  leases  was  approximately
$312,000,  $1,468,000, and $1,384,000 for  the  years  ended
December 31, 1993, 1992 and 1991, respectively.

At December 31, 1993, the Company is committed to the purchase of film broadcast rights of various syndicated programming aggregating approximately $135,000,
$235,000, $21,000 and $11,000 for the years 1994, 1995, 1996 and 1997, respectively.

Price Communications Corporation
and Subsidiaries

Notes to Consolidated Financial Statements

16. Subsequent Events

On December 27, 1993, the Company announced that it entered into an agreement to sell substantially all the assets of its radio stations, WWKB-AM and WKSE-FM in Buffalo, New York, for $5 million in cash. This transaction has been approved by the Federal Communications Commission ("FCC") and management expects it to close during the first half of 1994. The Company expects to realize a gain on the transaction.

On  February 16, 1994, the Company entered into an agreement to buy WHTM-TV, Channel 27, serving the Harrisburg-York-Lancaster-Lebanon, Pennsylvania market for approximately $41 million.
This transaction is subject to FCC approval.    The  Company
expects to close on this purchase during the second half of 1994.

On February 16, 1994, the Company sold its outdoor advertising business for a total of $875,000, including $200,000 cash and a note from the buyer for $675,000. A pre-tax loss of approximately $340,000 will be recognized in 1994 on the sale.

In March 1994, the Company entered into an agreement to sell radio stations WOWO-AM and WOWO-FM in Fort Wayne, Indiana, for $2.3 million in cash. The transaction is subject to FCC approval. The Company expects to realize a gain on the transaction.

PRICE COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(17)Plan of Reorganization

The following illustrates the effects of the consummation of the Plan, as described in note 2.

                                                                     Exchange of Old
                                   Pre-Effective                     Subord. Debt and    Exchange of
                                    Date Balance       Apollo         Old Stock for    Senior Debt for    Fresh Start   Reorganized
                                       Sheet         Transaction      Common Stock      Secured Notes      Reporting   Balance Sheet
Assets
Current assets:
  Cash, cash items and marketable
  securities:
    Cash and cash equivalents       $ 9,463,053       (343,526)             -                  -             -             9,119,527
    Marketable securities             9,778,100              -              -                  -             -             9,778,100
                                     19,241,153       (343,526)             -                  -             -            18,897,627

Accounts receivable, net              7,699,152     (4,046,409)             -                  -             -             3,652,743
Film broadcast rights                   611,289              -              -                  -             -               611,289
Note receivable                       1,500,000              -              -                  -            1,400,000      2,900,000
Prepaid expenses and other
  current assets                      3,269,155     (1,136,392)         300,000                -             -             2,432,763
  Total current assets               32,320,749     (5,526,327)         300,000                -            1,400,000     28,494,422
Notes receivable, net of reserves

Notes from and investment in
  partially owned companies         174,800,315      1,818,538              -                  -         (172,618,853)     4,000,000
  Less, deferred income            (169,907,697)             -              -                  -          169,907,697          -

  Notes and equity in partially
  owned companies                     4,892,618      1,818,538              -                  -           (2,711,156)     4,000,000

Property and equipment, at cost,
  less accumulated depreciation      12,460,099       (694,981)             -                  -            3,184,299     14,949,417
Broadcast licenses and other
  intangible assets, less
  accumulated amortization           46,398,883     (7,213,009)      (3,296,385)        (1,303,593)       (21,381,896)    13,204,000
Investment in cellular
 communication properties                     -              -              -                  -           11,500,000     11,500,000
Film broadcast rights                   302,971              -              -                  -             -               302,971
Other assets                            260,422       (260,422)       600,000                  -             -               600,000
Reorganization value in excess of
  amounts allocable to
  identifiable assets                         -              -              -                  -            1,276,094      1,276,094

  Total assets                     $ 96,635,742    (11,876,201)    (2,396,385)          (1,303,593)        (6,732,659)    74,326,904

(Continued)



PRICE COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements





(17), Continued

                                                                     Exchange of Old
                                     Pre-Effective                   Subord. Debt and     Exchange of
                                      Date Balance       Apollo       Old Stock for    Senior Debt for   Fresh Start    Reorganized
                                          Sheet        Transaction    Common Stock      Secured Notes     Reporting    Balance Sheet
Liabilities and Shareholders
  Equity (Deficit)

Current liabilities:
  Accounts payable and
    accrued expenses                   $ 7,719,304     (2,398,728)                 -                -    (1,212,159)       4,108,417
  Accrued interest                         852,042       (852,042)                 -          350,835             -          350,835
  Other current liabilities              7,558,602     (5,081,000)                 -                -      (493,533)       1,984,069
  Repurchase agreement                   4,930,083              -                  -                -             -        4,930,083
  Long-term debt - current portion
  net of unamortized discount            4,000,000     (4,000,000)                 -                -             -                -

Total current liabilities               25,060,031    (12,331,770)                 -          350,835    (1,705,692)      11,373,404

Liabilities subject to compromise
  under Chapter 11 proceedings         336,046,477    (27,068,331)      (272,815,643)     (36,162,503)            -                -

Long-term debt, net of
  unamortized discount                  41,000,000    (41,000,000)                 -       22,100,000             -       22,100,000
Other liabilities                          310,295       (103,206)                 -                -             -          207,089

Shareholders equity (deficit):
  Old Common Stock, par value $.01
  per share; authorized 40,000,000
  shares; outstanding:
  9,028,890 shares                          84,767              -            (84,767)               -              -               -

  New Common Stock, par value $.01
  per share; authorized 40,000,000
  shares; outstanding:
  12,109,583                                     -              -            121,096                -              -         121,096
  Junior Common Stock, par value
    $.01 per share; authorized,
    issued and outsanding:
    500,000 shares                           5,000              -             (5,000)               -              -               -

  Additional paid-in capital            27,955,172              -         39,178,222                -    (26,608,079)     40,525,315
  Accumulated deficit                 (333,826,000)    68,627,106        231,209,707       12,408,075     21,581,112               -


                                      (305,781,061)    68,627,106        270,419,258       12,408,075     (5,026,967)     40,646,411

Total liabilities and shareholders
  equity (deficit)                    $ 96,635,742    (11,876,201)        (2,396,385)      (1,303,593)    (6,732,659)     74,326,904

The Apollo Transaction includes the sale of 75% of the Company's interest in Alexandra Publishing Corporation, which owns The New York Law Publishing Company. As a result of this transaction, the Company will no longer consolidate its interest in these companies. During 1992, The New York Law Publishing Company contributed approximately $32.6 million to the Company's net revenue, $23.9 million to operating expenses and $1.6 million to depreciation and amortization. The gain on the partial sale of publishing companies and the gain from cancellation of indebtedness resulted in extraordinary income of approximately $312.7 million which is net of a tax provision of $900,000 relating to the sale of the publishing companies. The gain resulting from the forgiveness of debt is not taxable for Federal income tax purposes.
(18)Supplemental Cash
Flow Information
The following is a supplemental schedule of noncash investing activities for the years ended December 31, 1993, 1992 and 1991:

                                        1993            1992           1991
Fairmont (Note 3):
  Notes received                        -            8,983,281      11,064,240
  Deferred income                       -           (8,983,281)    (11,064,240)
NTG (Note 11):
  Dividends accumulated                 -           11,030,660      9,420,794
  Deferred income                       -          (11,030,660)    (9,420,794)
/AUDIT-REPORT

                                                PART III

        The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1994 Meeting of Shareholders.

                Item                  Incorporated from

Item 10.    Directors and Executive   Directors and Executive
            Officers of the Company   Officers

Item 11.    Executive Compensation   "Executive Compensation" and
                                     "Certain Transactions"

Item 12.    Security Ownership of    "Principal Shareholders" and
            Certain Beneficial       "Securities Ownership of
            Owners and Management     Management"

Item 13.    Certain Relationships    "Executive Compensation" and
            and Related Transactions "Certain Transactions"

                                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) List of financial statements and financial statement schedules:


        Independent Auditors' Reports
        Consolidated Balance Sheets at December 31, 1993 and 1992
        Consolidated Statements of Operations for Years ended
          December 31, 1993, 1992 and 1991
        Consolidated Statements of Shareholders' Equity (Deficit) for
          Years ended December 31, 1993, 1992 and 1991
        Consolidated Statements of Cash Flows for the Years ended
          December 31, 1993, 1992 and 1991
        Notes to Consolidated Financial Statements


        III.      Condensed Financial Information of Registrant
        V.        Property, Plant and Equipment
        VI.       Accumulated Depreciation and Amortization
                        of Property, Plant and Equipment
        VIII.  Valuation and Qualifying Accounts
        X.        Supplementary Income Statement Information

        (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)


        (3)     Exhibits

                See Exhibit Index at page E-l, which is incorporated herein by reference.


(b)     Reports on Form 8-K.

                During the quarter ended December 31, 1993, Registrant filed the following Current Reports on Form 8-K:

                        On October 14, 1993, Registrant filed a report on Form 8-K wherein a disposition of assets occurring on October 1, 1993 was reported at Item 2. No financial statements were included in or as exhibits to this Current Report.

                        On December 2, 1993, Registrant filed Amendment No. 1 to its Current Report on Form 8-K filed on October 14, 1993. The Amendment No. 1 reported certain recent developments and included certain pro forma financial statements as Exhibit 99(ii).

                        Also on December 2, 1993, Registrant filed a report on Form 8-K wherein a repurchase of Registrant's common stock occurring on November 24, 1993, and the institution of litigation against Registrant on November 29, 1993, were reported at Item 5.

                             PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                                                            Balance Sheets
                                                                                 December 31, 1993 and 1992




ASSETS:                                                                      1993           1992
Cash and cash equivalents                                                   $912,044      $8,471,613
Marketable securities                                                         -            9,778,100
Prepaid expenses and other current assets                                  2,023,123       1,264,003

   Total current assets                                                    2,935,167      19,513,716

Investments in and receivables from subsidiaries*<F1>                     28,709,979      51,457,384
Property and equipment, net                                                  166,693         238,000
Other                                                                        299,196         600,000

                                                                         $32,111,035     $71,809,100


LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                                       $885,599      $2,531,771
Accrued interest                                                              -              350,835
Other current liabilities                                                    520,905       1,250,000
Repurchase agreement                                                          -            4,930,083

   Total current liabilities                                               1,406,504       9,062,689

Long-term debt, net                                                           -           22,100,000
Shareholders' equity                                                      30,704,531      40,646,411

                                                                         $32,111,035     $71,809,100

<F1>* Eliminated in consolidation


                              PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                                                     Statements of Operations




                                                                                            Year Ended December 31,
                                                                          Reoganized
                                                                           Company          Predecessor Company

                                                                             1993           1992            1991
Corporate expenses                                                        $3,648,524      $4,973,287      $6,123,146
Other expense - net                                                        3,473,391         173,898      10,685,920
Interest expense                                                           1,465,315      14,531,762      37,025,495
Amortization of debt discount and deferred debt expense                      756,975         877,139       1,987,793
Depreciation and amortization                                                 75,192          47,480          30,642
Unrealized noncash loss (recovery) on marketable securities                  145,884        (145,884)     (8,481,206)
Share of loss of partially owned company                                      -              -             4,734,087
(Earnings) loss of unconsolidated subsidiaries                            (5,850,243)     (3,273,853)      4,973,060

      Loss before reorganization items, income taxes
         and extraordinary item                                           (3,715,038)    (17,183,829)    (57,078,937)
Reorganization items                                                          -           (5,802,959)        -

      Loss before income taxes
         and extraordinary item                                           (3,715,038)    (22,986,788)    (57,078,937)
Income tax benefit (expense)                                                     115        (122,887)        454,553

      Loss before extraordinary item                                      (3,714,923)    (23,109,675)    (56,624,384)

Extraordinary item, net of income tax expense of                           2,010,332     312,324,661         -
      $900,000 in 1992

      Net income (loss)                                                  $(1,704,591)   $289,214,986    ($56,624,384)





                              PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                                                            Statements of Cash Flows
                                                                                            Year Ended December 31,
                                                                          Reoganized
                                                                           Company          Predecessor Company
                                                                             1993           1992            1991
Cash flows used in operating activities:
    Net income (loss)                                                    $(1,704,591)   $289,214,986    ($56,624,384)

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Items not affecting cash:
          Amortization of debt discount and deferred debt expense            756,975         877,139       1,987,793
          Depreciation and amortization                                       75,192          47,480          30,642
          Unrealized noncash loss (recovery) on marketable securities        145,884        (145,884)     (8,481,206)
          Share of loss of partially owned company                            -              -             4,734,087
          Reserve for loss on note receivable                                 -              -             1,000,000
          (Earnings) loss of unconsolidated subsidiaries                  (5,850,243)     (3,273,853)      4,973,060
          Valuation adjustment, net of working capital valuation              -            5,515,443         -
       Change in assets and liabilities net of effects of reorganization:
            Increase in prepaid expenses and other assets                   (458,316)       (100,557)       (534,926)
            Decrease in due from broker/dealer                                -              237,498       1,499,371
            (Decrease) increase in accounts payable and accrued expenses  (1,646,172)      1,774,500        (200,083)
            (Decrease) increase in other liabilities, net of forgiveness    (729,095)       (347,038)      1,968,059
            (Decrease) increase  in accrued interest, net of forgiveness    (350,835)     14,477,864      37,015,303
        Reclassification of transactions to investing and financing activities:
            Loss on purchase of common stock                               3,976,597         -               -
            Gain on early extinguishments of debt                         (2,010,332)        -               -
            Gain on forgiveness of debt and partial sale of subsidiary        -         (312,324,661)        -
            (Gain) loss on sale of securities, net                            (6,609)        -             7,877,666
            Recovery on note receivable                                       -              (50,000)        -

          Total adjustments                                               (6,096,954)   (293,312,069)     51,869,766

          Net cash used in operating activities                           (7,801,545)     (4,097,083)     (4,754,618)

Cash flows provided by investing activities:
  Cash received from (paid to) subsidiaries*<F1>                          24,828,406      12,671,261        (216,177)
  Purchases of marketable securities and mutual funds                    (36,704,873)     (9,632,215)     (1,696,818)
  Purchases of securities under agreements to resell                      (8,050,811)        -               -
  Proceeds from sales of marketable securities and mutual funds           54,394,512         -             6,388,825
  Capital expenditures                                                        (3,885)        (19,959)        -
  Investment in partially owned company                                      (66,805)        -               -
  Proceeds from note receivable                                               -               50,000         -

          Net cash provided by investing activities                       34,396,544       3,069,087       4,475,830


Cash flows (used in) provided by financing activities:
  Repurchases of long-term debt                                          (20,846,643)        -               -
  Purchases of common stock                                               (8,434,058)        -               -
  Proceeds from stock options exercised                                       56,216         -               -
  Net (repayments of) borrowings under repurchase agreements              (4,930,083)      4,930,083         -

          Net cash (used in) provided by  financing activities           (34,154,568)      4,930,083         -

Net (decrease) increase in cash and cash equivalents                      (7,559,569)      3,902,087        (278,788)

Cash and cash equivalents at beginning of year                             8,471,613       4,569,526       4,848,314

Cash and cash equivalents at end of year                                    $912,044      $8,471,613      $4,569,526


Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes, net of refunds                                          $158,251         $53,898         $72,906
      Interest                                                            $1,816,150         $16,054         $10,193

      Chapter 11 items:
        Interest received                                                     -             $357,000         -
        Professional and administrative expenses paid                         26,085        $505,144         -

<F1>* Eliminated in consolidation
/TABLE

                           PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                                  1993, 1992 and 1991
                            Balance at
                            Beginning   Additions                Sale of                   Balance at
Classification              of Period    at Cost  Retirements    Business    Fresh Start  End of Period
For the year ended
 December 31, 1993:
  Land                      $2,328,000        $0           $0           $0            $0   $2,328,000
  Buildings                 $3,439,000   $29,209           $0           $0            $0   $3,468,209
  Broadcasting equipment     7,315,000   405,940            0            0             0    7,720,940
  Outdoor fixtures             756,417    44,903            0            0             0      801,320
  Leasehold improvements       229,000       783            0            0             0      229,783
  Furniture and fixtures       541,000    79,509         (639)           0             0      619,870
  Transportation equipment     341,000    91,814            0            0             0      432,814

           Total 1993      $14,949,417  $652,158        ($639)          $0            $0  $15,600,936


For the year ended
 December 31, 1992:
  Land                      $3,937,711        $0           $0           $0   ($1,609,711)  $2,328,000
  Buildings                 $3,509,639   $69,115           $0           $0     ($139,754)  $3,439,000
  Broadcasting equipment    14,872,325   231,232     (619,029)           0    (7,169,528)   7,315,000
  Publishing equipment       1,912,419   225,121   (1,426,011)    (711,529)            0            0
  Outdoor fixtures           1,828,466    19,233      (13,154)           0    (1,078,128)     756,417
  Leasehold improvements     1,102,557     5,184      (26,605)    (760,800)      (91,336)     229,000
  Furniture and fixtures     2,852,239   177,840     (771,906)    (659,002)   (1,058,171)     541,000
  Transportation equipment     790,103   174,410     (183,874)           0      (439,639)     341,000

           Total 1992      $30,805,459  $902,135  ($3,040,579) ($2,131,331) ($11,586,267) $14,949,417


For the year ended
 December 31, 1991:
  Land                      $3,937,711        $0           $0           $0            $0   $3,937,711
  Buildings                 $3,501,458    $8,181           $0           $0            $0   $3,509,639
  Broadcasting equipment    14,709,001   246,240      (82,916)           0             0   14,872,325
  Publishing equipment       1,889,641    22,778            0            0             0    1,912,419
  Outdoor fixtures           1,810,928    21,924       (4,386)           0             0    1,828,466
  Leasehold improvements     1,117,069         0      (14,512)           0             0    1,102,557
  Furniture and fixtures     2,607,913   250,826       (6,500)           0             0    2,852,239
  Transportation equipment     741,297   115,413      (66,607)           0             0      790,103

           Total 1991      $30,315,018  $665,362    ($174,921)          $0            $0  $30,805,459

                           PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    SCHEDULE VI - ACCUMULATED DEPRECIATION of PROPERTY, PLANT AND EQUIPMENT
                                                                    1993, 1992 and 1991

                           Balance at
                           Beginning   Depreciation               Sale of                   Balance at
Classification             of Period     Expense   Retirements    Business    Fresh Start  End of Period
For the year ended
 December 31, 1993:

  Buildings                        $0    $327,451           $0           $0            $0     $327,451
  Broadcasting equipment            0   1,036,932            0            0             0    1,036,932
  Outdoor fixtures                  0     126,070            0            0             0      126,070
  Leasehold improvements            0      69,529            0            0             0       69,529
  Furniture and fixtures            0     142,676            0            0             0      142,676
  Transportation equipment          0     170,107            0            0             0      170,107

           Total 1993              $0  $1,872,765           $0           $0            $0   $1,872,765


For the year ended
 December 31, 1992:

  Buildings                $2,468,980    $403,740           $0           $0   ($2,872,720)          $0
  Broadcasting equipment    8,051,152   1,319,268     (284,477)           0    (9,085,943)           0
  Publishing equipment      1,487,764     155,323   (1,425,242)    (324,003)      106,158            0
  Outdoor fixtures            950,211     217,217       (9,647)           0    (1,157,781)           0
  Leasehold improvements      797,102     109,880      (26,605)    (638,336)     (242,041)           0
  Furniture and fixtures    1,863,753     362,328     (770,430)    (474,011)     (981,640)           0
  Transportation equipment    619,187      79,567     (162,154)           0      (536,600)           0

           Total 1992     $16,238,149  $2,647,323  ($2,678,555) ($1,436,350) ($14,770,567)          $0


For the year ended
 December 31, 1991:

  Buildings                $2,070,719    $398,261           $0           $0            $0   $2,468,980
  Broadcasting equipment    6,812,240   1,265,060      (26,148)           0             0    8,051,152
  Publishing equipment      1,170,938     316,826            0            0             0    1,487,764
  Outdoor fixtures            796,101     154,271         (161)           0             0      950,211
  Leasehold improvements      680,580     116,522            0            0             0      797,102
  Furniture and fixtures    1,495,297     368,456            0            0             0    1,863,753
  Transportation equipment    626,909      58,886      (66,608)           0             0      619,187

          Total 1991      $13,652,784  $2,678,282     ($92,917)          $0            $0  $16,238,149
                             PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                          DECEMBER 1993, 1992 AND 1991

                     Balance at  Additions                 Balance at
                     Beginning  Charged to                 End of
Description<F1>      of Period  Expenses   Deductions (a)  Period
For the year ended
 December 31, 1993:
 Allowance for
 doubtful accounts   $565,351   $263,909    ($341,684)     $487,576

For the year ended
 December 31, 1992:
 Allowance for<F2>
 doubtful accounts   $612,438   $513,908    ($560,995)(b)  $565,351

For the year ended
 December 31, 1991:
 Allowance for
 doubtful accounts   $418,283   $780,039    ($585,884)     $612,438

<F1>(a)  Amounts written off as uncollectible and payments.
<F2>(b)  $85,000 relates to the partial sale of companies in 1992.
/TABLE

    PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




                                       Year Ended December 31
                           Reorganized
                             Company    Predecessor Company

Classification                1993         1992        1991


Maintenance and repairs      $331,325     $569,556    $556,317


Royalties                    $404,205     $324,763    $374,936


Advertising                  $656,275   $3,379,941  $2,768,538

                                              Securities and Exchange Commission
                                                    Washington, D.C. 20549








                                               Price Communications Corporation
                                                  Commission File No. 1-8309
                                                  Annual Report on Form 10-K
                                          for the year ended December 31, 1993







                                                Exhibits
                                               Item 14(a)(3).
                                              EXHIBIT INDEX
                                              Item 14(a)(3)

                                    Price Communications Corporation

                              Annual Report on Form 10-K for the year ended
                                            December 31, 1993


                                                                            Page

(3)(a)
Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of New York on December 29, 1992, incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K for the year ended December 31, 1992.
   (b)
Restated Bylaws of the Registrant.
(4)(a)
Indenture dated as of December 30, 1992
between the Registrant and IBJ Schroder Bank
& Trust Company, as trustee, relating to the Company's 5% Senior Secured Notes due 1999
(the "Indenture"), incorporated by reference to Exhibit 4(a) to Registrant's Form 10-K for the year ended December 31, 1992.
   (b)
Pledge, Intercreditor and Collateral Agency
Agreement dated as of December 30, 1992, among the Registrant, IBJ Schroder Bank &
Trust Company, as Trustee under the
Indenture, and IBJ Schroder Bank & Trust
Company, as Collateral Agent, incorporated by reference to Exhibit 4(b) to Registrant's
Form 10-K for the year ended December 31, 1992.
(10)(a)
The Registrant's 1992 Long Term Incentive
Plan, incorporated by reference to Exhibit
10(a) to Registrant's Form 10-K for the year ended December 31, 1992.
    (b)
Amended and Restated Employment Agreement dated as of May 8, 1992 between The New York
Law Publishing Company and Robert Price, incorporated by reference to Exhibit 10(b) to Registrant's Form 10-K for the year ended
December 31, 1992.
    (c)Employment Agreement with Robert Price,
dated May 8, 1992, incorporated by reference to Exhibit 10(c) to Registrant's Form 10-K for the year ended December 31, 1992.
    (d)
Agreement dated May 8, 1992 between the
Registrant and Robert Price with respect to PriCellular Corporation, incorporated by reference to Exhibit 10(d) to Registrant's
Form 10-K for the year ended December 31, 1992.
    (e)
Amended and Restated Stock Purchase
Agreement dated as of May 8, 1992 among the Registrant, Price Publishing Corporation,
Alexandra Publishing Corporation, The New
York Law Publishing Company and Apollo
Investment Fund, L.P., incorporated by
reference to Exhibit 10(e) to Registrant's
Form 10-K for the year ended December 31, 1992.
    (f)
Amended and Restated Shareholders Agreement dated as of May 8, 1992 among the Registrant, Apollo Investment Fund, L.P.,
Price Publishing Corporation, Alexandra
Publishing Corporation, and The New York Law
Publishing Company, incorporated by
reference to Exhibit 10(f) to Registrant's
Form 10-K for the year ended December 31, 1992.
    (g)
Registration Rights Undertaking,
incorporated by reference to Exhibit 10(g) to Registrant's Form 10-K for the year ended
December 31, 1992.
    (h)
Warrant Agreement dated April 12, 1990
between Price Communications Corporation and
Warner Communications Investors, Inc.,
incorporated by reference to Exhibit (4) to Registrant's Form 8-K filed to report an event of April 12, 1990.
    (i)
Form of Amendment to Time Warner Warrant, incorporated by reference to Exhibit 10(i) to Registrant's Form 10-K for the year ended
December 31, 1992.
    (j)
Stock Purchase Agreement, dated as of
April 27, 1987, among Registrant, Republic
Broadcasting Corporation and Fairfield
Broadcasting, Inc., as amended July 16,
1987, incorporated by reference to Annex I to Registrant's Definitive Proxy Statement dated July 27, 1987.
    (k)
Notes and Stock Purchase Agreement between and among Fairfield Broadcasting, Inc.,
Price Communications Corporation and
Republic Broadcasting Corporation dated as of September 30, 1987, as amended, incorporated by reference to Exhibit 10(a) to Registration Statement on Form S-1 (File
No. 33-30318).
    (l)
Stockholders' Agreement among Fairfield
Broadcasting, Inc., Price Communications
Corporation, Citicorp Venture Capital Ltd.,
Osborn Communications Corporation and
Prudential-Bache Interfunding Inc., dated as of September 30, 1987, incorporated by reference to Exhibit 10(b) to Registration
Statement on Form S-1 (File No. 33-30318).
    (m)
Asset Purchase Agreement by and among NTG,
Inc., Price Communications Corporation and
Western Michigan Broadcasting Corporation,
Rhode Island Broadcasting Corporation,
Magnolia Broadcasting Corporation and
Keystone Broadcasting Corporation, dated as of June 28, 1989, incorporated by reference to Exhibit 10(c) to Registration Statement on Form S-1 (File No. 33-30318).
    (n)
Stock Purchase Agreement between NTG
Holdings, Inc. and Price Communications
Corporation, dated as of June 28, 1989,
incorporated by reference to Exhibit 10(d) to Registration Statement on Form S-1 (File
No. 33-30318).
    (o)
Network Affiliation Agreement, dated
September 10, 1982, between National
Broadcasting Company, Inc. and Tri-State
Broadcasting Corporation, as amended
(KSNF-TV), incorporated by reference to
Exhibit 10(v) to Registration Statement on
Form S-1 (File No. 33-30318).
    (p)
Network Affiliation Agreement, dated
April 22, 1989, between National
Broadcasting Company, Inc. and Continental
Broadcasting Corporation (KJAC-TV),
incorporated by reference to Exhibit 10(w) to Registration Statement on Form S-1 (File
No. 33-30318).
    (q)
Network Affiliation Agreement, dated
January 1, 1981, between National
Broadcasting Company, Inc. and Clay
Broadcasting Corporation of Texas, as
amended (KFDX-TV), incorporated by reference to Exhibit 10(x) to Registration Statement on Form S-1 (File No. 33-30318).
    (r)
Stock Purchase Agreement dated March 1, 1990 among Time Warner Inc., Warner
Communications Investors, Inc., Price
Communications Corporation, and PriCellular
Corporation, incorporated by reference to
Exhibit (1) to Registrant's Form 8-K filed to report events of April 12, 1990.
    (s)
Amendment No. 1 to Stock Purchase Agreement dated April 6, 1990, among Time Warner Inc.,
Warner Communications Investors, Inc., Price
Communications Corporation, and PriCellular
Corporation, incorporated by reference to
Exhibit (2) to Registrant's Form 8-K filed to report an event of April 12, 1990.
    (t)
Stock Option Agreement, dated April 12, 1990 between PriCellular Corporation and Warner
Communications Investors, Inc., incorporated by reference to Exhibit (3) to Registrant's
Form 8-K filed to report an event of
April 12, 1990.
    (u)
Line of Credit Agreement, dated as of
December 21, 1993, among Atlantic
Broadcasting Corporation, Southeast Texas
Broadcasting Corporation, Texoma
Broadcasting Corporation, Tri-State
Broadcasting Corporation, the Lenders
Parties Thereto and the Bank of Montreal.
    (v)
Securities Purchase Agreement, dated
December 30, 1993, among Apple Publishing
Corporation, Price Communications
Corporation, Equity-Linked Investors, L.P.
and Equity-Linked Investors-II.

   (w)
Agreement dated November 19, 1993, between
Price Communications Corporation, Apple
Publishing Corporation, the Sellers listed on Exhibit A thereto and W.R. Huff Asset
Management Co., L.P.
    (x)
Stock Purchase Agreement, dated as of
October 1, 1993, by and between Price
Communications Cellular, Inc., Price
Communications Corporation and Atlas
Cellular Corporation, incorporated by
reference to Exhibit 10 to Registrant's
Form 8-K filed to report an event of October
1, 1993.
    (y)
Form of Indemnification Agreement between
Registrant and its officers and directors.

(11)
Statement regarding computation of per share earnings (omitted; computation can be clearly determined from material contained in the Report).
(22)
Subsidiaries of Registrant
(24.2)            Consent of Ernst & Young
                  Consent of KPMG Peat Marwick

(25)
The powers of attorney to sign amendments to this Report appear on the signature page.





















                                                   EXHIBIT 22

        Subsidiaries of Price Communications Corporation as of December 31,
1993.


Name of Subsidiary                                      State of Incorporation

Atlantic Broadcasting Corporation                                    Delaware
Republic Broadcasting Corporation                                    New York
Wayne Broadcasting Corporation                                       Indiana
Huntington Broadcasting Corporation                                  Delaware
Federal Broadcasting Corporation                                     New York
Atlas Broadcasting Corporation                                       New York
Eagle Broadcasting Corporation                                       Delaware
Price Outdoor Media Corporation of America                           Delaware
Price Outdoor Media of Missouri Inc.                                 Delaware
Apple Publishing Corporation                                         Delaware
The Red Bank Register                                                New Jersey
Empire State Broadcasting Corporation                                Delaware
Eimar Realty Corporation                                             Delaware
Continental Broadcasting Corporation                                 Delaware
Texoma Broadcasting Corporation                                      Texas
Tri-State Broadcasting Corporation                                   Delaware
Southeast Texas Broadcasting Corporation                             Texas

                                                       SIGNATURES

                Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRICE COMMUNICATIONS CORPORATION



                                                By/s/ Robert Price
                                                  Robert Price, President

Dated:  March 31, 1994

              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Robert Price as his attorney-in-fact to sign and file in his behalf individually and in each capacity stated below any and all amendments to this Annual Report.

Dated:  March 31, l994                          By/s/ Robert Price
                                                  Robert Price, Director
                                                    and President
                                                  (Principal Executive Officer,
                                                   Financial Officer and
                                                   Accounting Officer)


Dated:  March 31, l994                          By/s/ George H. Cadgene
                                                  George H. Cadgene,
                                                  Director


Dated:  March 31, 1994                          By/s/ Harold A. Christiansen
                                                  Harold A. Christiansen,
                                                  Director


Dated:  March 31, 1994                          By/s/ James H. Duncan., Jr.
                                                  James H. Duncan Jr.,
                                                  Director


Dated:  March 31, l994                          By/s/ Robert F. Ellsworth
                                                  Robert F. Ellsworth,
                                                  Director





Dated:  March 31, 1994                          By/s/ Kim I. Pressman
                                                  Kim I. Pressman
                                                  Director