Form 10-Q
period 1994-03-31
PRICE COMMUNICATIONS CORP
filed 1994-04-25
CIK 355787

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from               to

Commission file number 1-8309.

                  PRICE COMMUNICATIONS CORPORATION
        (Exact name of registrant as specified in its Charter)

            NEW YORK                              13-2991700
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

45 Rockefeller Plaza, Suite 3201, New York, New York 10020
(Address of Principal Executive Offices)
(Zip Code)

                         (212) 757-5600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under the plan confirmed by the court.

Yes  X    No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,896,137 shares of Common Stock, par value $.01 per share, outstanding as of March 31, 1994.

                       Page 1 of 11 Pages.
                     There are no Exhibits.














































        PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 1994
                           __________

PART I - FINANCIAL INFORMATION

                                                                 Page
     Item 1.  Financial Statements (unaudited)                   Number

Consolidated Balance Sheets at March 31,
     1994 and December 31, 1993.............................  4

Consolidated Statements of Operations for
     Three Months ended March 31,
     1994 and 1993..........................................  5

Consolidated Statements of Cash Flows
     for Three Months ended March 31, 1994
     and 1993...............................................  6

Notes to Consolidated Financial
     Statements.............................................  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......  8

PART II - OTHER INFORMATION......................................  10

     Item 1.  Legal Proceedings..................................  10

     Item 6.  Exhibits and Reports on Form 8-K...................  10

SIGNATURES..................................................  11

              PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                          March 31,      December 31,
                                                                             1994            1993
                                                                          Unaudited
ASSETS

Current Assets:
    Cash and cash equivalents                                             $1,415,874      $1,395,102
    Accounts receivable, net                                               3,382,704       4,006,801
    Film broadcast rights                                                    413,615         565,929
    Escrow deposits                                                        2,500,000       1,500,000
    Prepaid expenses and other current assets                              1,237,885       1,457,235

        Total current assets                                               8,950,078       8,925,067

Property and equipment, at cost,
    less accumulated depreciation                                         12,728,304      13,728,171
Broadcast licenses, less accumulated amortization                         12,695,948      12,797,559
Noncurrent film broadcast rights                                             186,373         138,383
Noncurrent notes receivables                                               1,055,000            -
Other assets                                                                 365,503         470,031
Reorganization value in excess of amounts allocable to
    identifiable assets, less accumulated amortization                     1,196,338       1,212,289

            Total assets                                                 $37,177,544     $37,271,500


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                 $1,976,556      $2,249,404
    Accrued interest                                                          54,059           7,233
    Other current liabilities                                                867,881       1,035,585

        Total current liabilities                                          2,898,496       3,292,222

Long-term debt                                                             3,200,000       3,200,000
Other liabilities                                                            106,694          74,747

Shareholders' equity:
    Common stock, par value $.01 per share; authorized
        40,000,000 shares; outstanding:  9,896,137 in 1994
        and 9,883,717 in 1993                                                 98,961          98,837
    Additional paid-in capital                                            32,343,323      32,310,285
    Accumulated deficit                                                   (1,469,930)     (1,704,591)

         Total shareholders' equity                                       30,972,354      30,704,531
            Total liabilities and shareholders' equity                   $37,177,544     $37,271,500




The accompanying notes are an integral part of the consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                            Three Months Ended March 31,

                                                                             1994            1993
Revenue                                                                   $6,213,270      $6,054,000
Agency and representatives' commissions                                      811,429         755,924

          Net revenue                                                      5,401,841       5,298,076

Operating expenses                                                         3,876,407       3,839,570
Corporate expenses                                                           516,778       1,023,915
Other income, net                                                           (264,782)       (523,210)
Interest expense                                                              56,470         441,790
Depreciation and amortization                                                575,566         571,738
Amortization of debt discount and deferred debt expense                       33,941         219,132
Loss on sale of business                                                     367,800          -
Unrealized noncash loss on marketable securities                              -              286,314
Share of loss of partially owned companies                                    -              586,000


          Income (Loss) before income taxes                                  239,661      (1,147,173)

Income taxes                                                                   5,000           7,084

          Net Income (Loss)                                                 $234,661     ($1,154,257)



Net income (loss) per share                                                    $0.02          ($0.10)

Average shares outstanding                                                 9,975,918      12,109,583

The accompanying notes are an integral part of the consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                                                            Three Months Ended March 31,

                                                                             1994            1993
Cash flows from operating activities:
    Net income (loss)                                                       $234,661     ($1,154,257)

    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
        Items not affecting cash:
            Amortization of debt discount and
                deferred debt expense                                         33,941         219,132
            Depreciation and amortization                                    575,566         571,738
            Share of loss of partially owned companies                        -              586,000
            Unrealized noncash loss on marketable securities                  -              286,314
        Change in assets and liabilities, net of effects of
            business sold:
            Decrease in net accounts receivable                              354,539         259,357
            Increase in escrow deposits                                   (1,000,000)         -
            (Increase) decrease in prepaid expenses, notes
                receivable and other assets                                 (344,833)        717,049
            Decrease in film broadcast rights                                104,324         177,021
            Decrease in accounts payable and                                (274,353)     (1,007,174)
                 accrued expenses
            Increase in accrued interest payable                              46,826         447,217
            Decrease in other liabilities                                   (135,759)     (1,114,628)
        Reclassification of transactions to investing activities:
            Loss on sale of business                                         367,800          -
            Gain on sale of securities                                        -             (187,724)

          Total adjustments                                                 (271,949)        954,302
          Net cash used in operating activities                              (37,288)       (199,955)

Cash flows from investing activities:
  Sale of business, net                                                      190,037          -
  Capital expenditures                                                      (161,531)       (197,557)
  Investment in businesses                                                    -              (66,805)
  Purchases of marketable securities                                          -           (3,960,060)
  Purchases of securities under agreements to resell                          -           (8,050,811)
  Proceeds from sale of marketable securities                                 -           21,820,625


          Net cash provided by investing activities                           28,506       9,545,392

Cash flows from financing activities:
  Proceeds from stock options exercised                                       33,162          -
  Net repayment of repurchase agreements                                      -           (4,930,083)
  Other                                                                       (3,608)         -



          Net cash provided by (used in) financing activities                 29,554      (4,930,083)

          Net increase in cash and cash equivalents                           20,772       4,415,354

          Cash and cash equivalents at beginning of period                 1,395,102       9,119,527

          Cash and cash equivalents at end of period                      $1,415,874     $13,534,881

Supplemental disclosures of cash flow information:
    Income taxes paid, net of refunds                                        $34,305        $250,306
    Interest paid                                                             $9,644          $4,760

The accompanying notes are an integral part of the consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis for Preparation of Financial Statements

     The accompanying consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year.

Note 2 - Per Share Data

     Earnings per common share are based on the weighted average number of shares of common stock outstanding. Shares issuable upon the exercise of all common stock equivalents and other potentially dilutive securities are included in the computation in those periods where their effect is considered dilutive using the treasury stock method.

Note 3 - Recent Developments

     On February 16, 1994, the Company sold its outdoor advertising business for a total of $875,000 including $200,000 cash and a note from the buyer for $675,000. A pre-tax loss of approximately
$368,000 was recognized on the sale.

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

     On April 15, 1994, the Company sold substantially all the assets of its radio stations WWKB-AM and WKSE-FM in Buffalo, New York, for $5 million in cash. The Company will realize a gain on the transaction. The proceeds were used, in part, to retire the remaining balance of $3.2 million due under a line of credit agreement.
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.


     References to the "Company" in this Report include Price
Communications Corporation and its subsidiaries, unless the context otherwise indicates.

Results of Operations

     The Company recognized approximately $235,000 of net income for the quarter ended March 31, 1994 as compared to a $1,154,000 loss for the same quarter in 1993. Net revenues increased approximately 2.0% during the three months ended March 31, 1994 over the comparable period in 1993. Related operating expenses increased approximately 1.0%, primarily as a result of the increase in sales. Corporate expenses decreased by approximately $507,000 or 50 percent due primarily to a decrease in management bonuses and legal fees. Interest expense and amortization of debt discount and deferred debt expense decreased by approximately $385,000 and $185,000, respectively, compared to the first quarter of 1993 because the Company retired the $30.8 million face amount of its 5% Senior Secured Notes during the fourth quarter of 1993, leaving in place $3.2 million of long-term bank debt during the first quarter of 1994. Other reasons for the improvement in net income were the absence of unrealized noncash loss on marketable securities during the first quarter of 1994 and share of loss of partially owned companies since the Company sold its interest in PriCellular Corporation during the fourth quarter of 1993. These improvements were partially offset by a decrease in other income, net of approximately $258,000 due to primarily the Company's decreased cash and marketable securities and investment income related thereto and the incurrence by the Company of a loss of $368,000 on the sale of its outdoor advertising business during February of 1994.

     The Company's per share earnings were $.02 for the quarter ended March 31, 1994, as compared to a loss of $.10 for the first quarter of 1993.


Liquidity and Capital Resources

     The Company had approximately $1.4 million in cash and cash equivalents at March 31, 1994 and December 31, 1993. The Company had net working capital of approximately $6.1 million at March 31, 1994 and $5.6 million at December 31, 1993. Long-term debt of approximately $3.2 million was owed by the Company as of March 31, 1994 and December 31, 1993.

     During April 1994, the Company used the proceeds from the sale of its radio stations in Buffalo, New York of $5 million to repay the $3.2 million due under a line of credit agreement (see Note 3 to Consolidated Financial Statements).

     Use of Funds.    The Company will require substantial funds to
complete the approximately $41 million acquisition of WHTM-TV (See
Note 3 to Consolidated Financial Statements) and funds available from the Company's existing liquid assets and proceeds from the sales of properties will not be sufficient. The Company is establishing expanded credit lines to raise the capital required for the purchase. Additionally, if the Company's strategy to acquire communications properties continues to be successful, the Company may require substantial capital to finance them. The Company may use a variety of sources including the proceeds of debt sold to the public, additional borrowings from banks and other institutional lenders, seller financing, convertible preferred stock and common stock issued at the parent company or subsidiary level. There can be no assurance that the Company will be successful in obtaining funds from those sources.

     The Company does not anticipate the need to make major capital expenditures in respect of its existing media properties during the remainder of 1994 and it does not believe that such lack of major capital expenditures will affect its competitive position.

     Source of Funds. The Company's sources of funds historically have been provided by its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings. The Company intends to seek to improve cash flow from operations by imposing stringent budget procedures on its media properties and by seeking to increase revenues in excess of increases in operating expenses.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K.

               On January 5, 1994, the Company filed a Form 8-K to report an event of December 17, 1993. The Report included an Item 5 discussion of an agreement to sell two of the Company's radio stations.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRICE COMMUNICATIONS CORPORATION



Dated:  April 25, 1994        By/s/Robert Price
                                Robert Price
                                President and Chief Financial
                                  Officer