Form 10-K/A
period 1993-12-31
PRICE COMMUNICATIONS CORP
filed 1994-04-29
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] Amendment to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1993 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______ to _______

Commission file number 1-8309.

                     PRICE COMMUNICATIONS CORPORATION
          (Exact name of registrant as specified in its charter)

          NEW YORK                                 13-2991700
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification Number)

45 Rockefeller Plaza, New York, New York           10020
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

               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under its Plan of Reorganization as
confirmed by the court.  YES   X    NO      .



                           Page 1 of ____ Pages
                 The Exhibit Index Appears on Page ___
Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing
requirements for the past 90 days.  YES   X    NO      .

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K/A or any amendment to the Form 10-K/A.  [ ]


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


               DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART III

Item 10.       Directors and Executive Officers of the Registrant


Directors

               The following table sets forth the directors of the Company, their respective ages, the year in which each was elected a director and, where applicable, the office of the Company held by the director.

                                             Director  Term
Director's Name                         Age    Since   Expires

Robert Price
          President, Chief
          Executive Officer
          and Treasurer                 61   1979      1994
George H. Cadgene                       75   1981      1995
Harold A. Christiansen                  63   1992      1994
James H. Duncan, Jr.                    42   1992      1994
Robert F. Ellsworth                     67   1981      1995
Kim I. Pressman
     Senior Vice President              37   1993      1994


               The Restated Certificate of Incorporation of the Company (the "Charter") provides for a Board of Directors consisting of ten members divided into three classes. Under the Charter, as currently in effect, classification of the Board ends at the 1995 Annual Meeting of Shareholders, and all directors elected at such meeting and subsequently will be elected for one year terms. There are currently six directors: James H. Duncan, Jr. (who was initially designated by an unofficial committee comprised of certain holders of the Company's formerly outstanding subordinated debt securities (the "Subordinated Debt Committee") in connection with the Company's 1992 prepackaged plan of reorganization (the
"Plan of Reorganization") and George H. Cadgene and Robert F.
Ellsworth (long-time members of the Board who were designated by Mr. Price in connection with such prepackaged Plan of Reorganization), the terms of all of whom expire at the 1995 Annual Meeting of Shareholders; and Harold A. Christiansen (who was designated by the Subordinated Debt Committee), Ms. Kim I. Pressman (who was elected to fill a vacancy on the Board on November 17, 1993), and Robert Price, the terms of all of whom expire at the 1994 Annual Meeting of Shareholders. There are no further rights on the part of any person to designate members of the Board of Directors.

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

               Mr. Cadgene, an engineer by training, is a private investor. His former occupational affiliations include Givaudan Corporation, Trubek Laboratories and International Flavors and Fragrances, where he served as Vice President for Aroma Chemical Sales. Mr. Cadgene has served as a Director of Highland Capital Corporation and Intarome, Inc. He has also served as President of the Essential Oil Association from 1967 to 1968 and as President of the Drug, Chemical and Allied Trade Association from 1969 to 1971.

               Mr. Christiansen was most recently associated with HC Media Consultants, Inc., his consulting business that represented clientele relative to acquisition, disposition, and analysis of Broadcast properties. He joined John Kluge's Metropolitan Broadcasting (predecessor to Metromedia, Inc.) in August 1959 and was employed by Metromedia, Inc. in a variety of positions through 1986. In 1985 Mr. Christiansen was appointed Executive Vice President of Metromedia Television and served in this capacity until July 1986. Prior to his entry into the broadcast industry, Mr. Christiansen worked for the Federal Bureau of Investigation in Washington, D.C. for eleven years.

               Mr. Duncan is President of Duncan's American Radio, Inc., a media research and publishing firm he founded in 1976 in Kalamazoo, Michigan. Mr. Duncan has served on the Board of Directors of many civic and public organizations including the New
Vic Theatre, Girl Scouts of Southwest Michigan, WMUK Radio (an NPR affiliate), the Southwest Michigan Marketing and Advertising
Roundtable (President in 1979) and the John Bayliss Foundation.
Currently, Mr. Duncan is a member of the Board of Directors of American Radio Systems. He also has served on the Board of the Broadcast Pioneers Library. He is also a Board member and member of the Executive Committee of the Western Michigan University
Foundation. Mr. Duncan is a veteran of the Vietnam War, where he served with the Defense Communications Agency and as an aide to General David Lewis.

               Mr. Ellsworth is President of Robert Ellsworth & Co., Inc., Washington, D.C., a private investment firm. He is also a trustee of Corporate Property Investors and a Director of Andal Corporation, DBA Systems, Inc., Fairchild Space and Defense Corporation, Sokol-Almaz-Radar Corporation, and Chairman of the Board of Howmet Corporation. From 1974 to 1977 he served as an Assistant Secretary and then Deputy Secretary of Defense. He was a General Partner of Lazard Freres & Co. from 1971 to 1974, and served in the United States House of Representatives from 1961 to 1967. His professional affiliations include: the International Institute for Strategic Studies, London, of which he is Chairman; Atlantic Council of the United States, Washington, D.C.; The
Council on Foreign Relations, New York; and the American Council on Germany, New York.

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

               The Board of Directors of the Company met six times during the fiscal year ended December 31, 1993. All directors currently in office attended 100% of the meetings of the Board and its committees held during such year, except for one director who missed a single meeting of the Board.

               Directors with the exception of Mr. Price and Ms. Pressman will be compensated for their reasonable travel and related expenses in attending in-person Board of Directors or committee meetings as well as $2,000 for attendance at each Board of Directors or committee meeting. Each director will be paid the sum of $7,000 per annum in addition to meeting fees but no director will be entitled to more than $15,000 per annum.

               The Board of Directors has established an Audit Committee, Compensation Committee, Finance Committee, Stock Option Committee and Nominating Committee. The Audit Committee consists of Messrs. Cadgene and Christiansen. Its functions include (i) making recommendations to the Board of Directors as to the independent accountants to be appointed by the Board, (ii) reviewing with independent accountants the scope of their examination, (iii) receiving the reports of the independent accountants and meeting with representatives of such accountants for the purpose of reviewing and considering questions relating to their examination and such reports; and (iv) reviewing, either directly or through the independent accountants, the internal accounting and auditing procedures of the Company. The Compensation Committee consists of Messrs. Christiansen and Duncan. Its functions include reviewing and approving arrangements relating to the compensation of executive officers of the Company. The Finance Committee consists of Ms. Pressman and Messrs. Duncan and Ellsworth. Its functions currently include studying various issues relating to the capital structure of the Company. The Stock Option Committee consists of Messrs. Christiansen, Duncan and Ellsworth. The Stock Option Committee administers the Company's 1992 Long Term Incentive Plan. The only current member of the Nominating Committee is Mr. Cadgene. The Nominating Committee nominates candidates for election to the Company's Board of Directors. The Nominating Committee will consider nominations by security-holders made pursuant to timely notice in proper written form to the Secretary of the Company. To be timely, such a notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than 50 days or more than 90 days prior to the meeting; provided, however, that if less than 50 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the security-holder to be timely must be so received not later than the close of business on the earlier of (i) the tenth day following the day on which such notice of the date of meeting was mailed or such public disclosure was made or (ii) the last business day prior to the meeting date. To be in proper written form, a security-holder's notice to the Secretary shall set forth in writing the matters required in
Article III, Section 3 of the Company's By-laws.

Compliance with Section 16(a) of the Securities Exchange
Act of 1934.

               Section 16(a) of the Securities Exchange Act of 1934 requires Directors and Executive Officers of the Corporation to file with the SEC initial reports of ownership and reports of changes in ownership of securities of the Corporation. Directors and executive officers are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

               To the Corporation's knowledge, based solely on review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, during the fiscal year ended December 31, 1993, all Section 16(a) filing requirements applicable to Directors and Executive Officers were complied with, except that Mr. Duncan filed one late report in October 1993 reporting purchases of 200 shares of Common Stock in August 1993 and 197 shares of Common Stock in September 1993. In addition, Mr. Marvin Saffian, a former director of the Corporation, filed late his initial report in January 1993 covering his election to the Board.

Item 11.  Executive Compensation

               The following Summary Compensation Table includes individual compensation information for services rendered in all capacities during the fiscal years ended December 31, 1993, December 31, 1992 and December 31, 1991 by the Chief Executive Officer and the three other most highly paid executive officers in office on December 31, 1993 whose salary and bonus for the year ended December 31, 1993 exceeded $100,000.


                         SUMMARY COMPENSATION TABLE

                         Annual         Long Term      All
                         Compensation   Compensation   Other
                                                       Compensation
                                                       ($)
Name/Title     Year      Salary  Bonus    Options
                         ($)       ($)    (#) (1)

Robert
Price
President,     1993      200,000 250,000        0
Chief
Executive      1992      372,290 150,000        0
Officer and
Treasurer      1991      374,790       0   10,000

Bill           1993      131,000   5,000        0
Bengtson
Senior Vice    1992      131,000  41,513   21,407
President/
Television     1991      131,000   3,300    8,000

Lee K.         1993      140,000 171,497        0
Strasser
Vice           1992      100,000  74,008    6,750      45,470(3)
President/
Radio          1991       63,942  11,226    6,000      60,222(3)

Kim I.         1993       90,417  25,000        0
Pressman
Senior Vice    1992       90,000  10,000   40,133      18,750(2)
President
               1991       90,000  25,000   10,000

(1) All Incentive Stock Options granted prior to December 10, 1992 were canceled pursuant to the Plan of Reorganization and new options were issued in connection with the Plan of Reorganization under the 1992 Long Term Incentive Plan on December 10, 1992.
     Mr. Price's options were canceled on December 10, 1992 pursuant to the Plan of Reorganization, and no new options were granted to him in connection with the Plan of Reorganization.

(2) Ms. Pressman received $18,750 for 25,000 TLM Corporation Stock Options bought back by TLM Corporation, which at the time was a subsidiary of the Company.

(3) Other compensation for Mr. Strasser represents earned commissions on sales.

          Reference is made to Item 10 above for information with respect to compensation for directors of the Company.


Stock Options

          The Company did not grant any stock options under its 1992 Long Term Incentive Plan during the fiscal year ended December 31, 1993.

          The following table reflects the number of stock options held by the executive officers named in the Summary Compensation Table on December 31, 1993, all of which were exercisable on such date.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

NAME           NUMBER OF                VALUE OF UNEXERCISED IN-THE-
               UNEXERCISED OPTIONS      MONEY OPTIONS AT FISCAL YEAR
               AT FISCAL YEAR END       END   ($)
               (#)

Kim Pressman   40,133                   50,969
Bill Bengtson  21,407                   27,187
Lee Strasser    6,750                    8,573
Robert Price     -0-                      -0-

Employment Contracts

          The Company has entered into an Employment Agreement with Robert Price, President of the Company, for three years beginning December 30, 1992. Pursuant to the Employment Agreement, if the Company terminates Mr. Price's employment for Cause (as defined therein), or if Mr. Price terminates his employment at his option, Mr. Price will be entitled to a severance payment from the Company equal to one year's base salary. If the Company terminates Mr. Price's employment not for Cause, or if Mr. Price terminates his employment for Good Reason (as defined in the Employment Agreement), Mr. Price will be entitled to a severance payment from the Company equal to three years' base salary.

          The Employment Agreement provides that Mr. Price is entitled to a base salary of $300,000 per annum, a portion of which was paid by The New York Law Publishing Company, a former subsidiary of the Company, upon the Effective Date of the Plan of Reorganization. In addition, Mr. Price is entitled to a cash Performance Bonus based upon the percentage, if any, by which "Adjusted EBDIT" (as defined in the Employment Agreement) for calendar years 1993 and 1994 exceeds "Base Adjusted EBDIT" (as defined therein) for such years, as follows:


          Percentages by which
          Adjusted EBDIT Exceeds
          Base Adjusted EBDIT                Cash Bonus

          less than 5%                              0

          5% or more, but less than 6%       $ 60,000

          6% or more, but less than 7%       $ 75,000

          7% or more, but less than 8%       $ 90,000

          8% or more, but less than 9%       $125,000

          9% or more                         $150,000


          The Employment Agreement provides, subject to certain adjustments, that Base Adjusted EBDIT for calendar year 1993 shall mean Adjusted EBDIT for calendar year 1992 and Base Adjusted EBDIT for each calendar year thereafter shall mean Adjusted EBDIT for the immediately preceding calendar year, provided that in no event shall Base Adjusted EBDIT for any calendar year be less than Adjusted EBDIT for calendar year 1991. The Company's adjusted EBDIT for 1993 exceeded the Company's Adjusted EBDIT for 1992 by 69%, and Mr. Price consequently became entitled to a cash Performance Bonus equal to $150,000. In February 1993 the Board of Directors of the Company awarded Mr. Price an additional cash bonus of $100,000.00 in consideration of various factors, including the failure of Mr. Price to receive additional equity under an agreement relating to PriCellular entered into pursuant to the Plan of Reorganization and the desire of the Board to provide Mr. Price with an additional incentive to continue the improvement of the Company's financial performance.

          Mr. Price is also entitled to receive bonuses payable in Common Stock based upon increases in the Average Daily Closing Price (as defined in the Employment Agreement) of the Common Stock during specified periods. In general, if such Average Daily Closing Price increases 25% or more during periods generally running from 10 to 18 months after December 30, 1992 (compared to the period running from 1 to 9 months after December 30, 1992), 19 to 27 months after December 30, 1992 (compared to the immediately preceding period), and 28 through 36 months after December 30, 1992 (compared to the immediately preceding period), Mr. Price will be awarded a Stock Bonus of a number of shares of Common Stock equal to .25%, .50% and .50%, respectively, of the then outstanding shares of Common Stock, provided that if there is a reduction in the Average Daily Closing Price for any such period, such required increase in Average Daily Closing Price shall be measured against the highest prior period. In the event that any Stock Bonuses payable to Mr. Price are subject to any federal, state or local income taxes, the number of shares of Common Stock to be awarded will be reduced (based on the fair market value thereof during the 20 business days immediately preceding the end of the period with respect to which such award was made), and a cash payment, made in an amount equal to the aggregate amount of all federal, state and local income taxes payable by Mr. Price with respect to the Common Stock and cash included in such bonus.

Item 12. Security Ownership of Certain Beneficial Owners and
          Management

Principal Shareholders

          As of April 4, 1994, the following are the only persons known by the Company to own beneficially (as defined under applicable rules of the Securities and Exchange Commission) more than 5% of its outstanding Common Stock, in each case with the sole power to vote and dispose of the shares unless otherwise noted:

                                        Amount and
                              Title     Nature of        Percent
                              of        Beneficial       of
Name and Address              Class     Ownership (1)    Class

Franklin Advisers, Inc.       Common    2,017,255        20.39%
777 Mariners Island Blvd.     Stock     shares
San Mateo, CA  94403

Hilltop Partners, L.P.        Common    1,970,344        19.92%
Laifer Inc.                   Stock     shares
114 West 47th Street
New York, NY  10036

Massachusetts Financial       Common    769,275           7.77%
     Services Company         Stock     shares
500 Boylston Street
Boston, MA  02116

T. Rowe Price                 Common    673,654(2)        6.81%
     Associates, Inc.         Stock     shares
100 East Pratt Street
Baltimore, MD  21202
__________________________

(1) Under applicable rules of the Securities and Exchange Commission, each entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares.

(2) These securities are owned by various individual and institutional investors including T. Rowe Price Mutual Funds, for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
Security Ownership of Management

          The following table reflects the number of shares of Common Stock of the Company beneficially owned (as defined under the applicable rules of the Securities and Exchange Commission) by all directors and nominees, all named executive officers and all executive officers and directors as a group as of April 4, 1994, in each case with sole power to vote or dispose of the shares unless otherwise noted.

                                   Amount and
Name                     Title     Nature of      Percent
                         of        Beneficial     of
                         Class     Ownership      Class

Robert Price             Common    224,191
                         Stock     shares         2.27%

Bill Bengtson            Common     18,807
                         Stock                    (1)(2)

George H. Cadgene        Common      1,766
                         Stock                    (1)(3)

Harold A. Christiansen   Common        500
                         Stock                    (1)

James H. Duncan, Jr.     Common      2,001
                         Stock                    (1)

Robert F. Ellsworth      Common         68
                         Stock                    (1)

Kim I. Pressman          Common     40,144
                         Stock                    (1)(4)

Lee K. Strasser          Common      6,848
                         Stock                    (1)(5)

All executive officers
and directors as a group Common    306,935(6)     3.10%
  (9 persons)            Stock

_____________________

(1)  Less than 1%.

(2) Represents 18,807 shares issuable upon exercise of stock options within 60 days of April 4, 1994.

(3) Includes 266 shares held by Mr. Cadgene's wife, as to which Mr. Cadgene disclaims beneficial ownership.

(4) Includes 11 shares Ms. Pressman owns in a self-directed IRA account. Includes 40,133 shares issuable upon exercise of stock options within 60 days of April 4, 1994.

(5) Mr. Strasser disclaims beneficial ownership of 98 shares which are held by his wife. Includes 6,750 shares issuable upon exercise of stock options within 60 days of April 4, 1994.

(6) Includes 78,235 shares issuable upon exercise of stock options within 60 days of April 4, 1994. See "Executive Compensation - Stock Options."
Item 13.  Certain Relationships and Related Transactions

          The Company's goal for the period immediately following the consummation of the Plan of Reorganization was to dispose of assets that did not produce cash flow for the Company, including its cellular interests and the Company's 25 percent interest in The New York Law Publishing Company, and to use the proceeds from such sales to retire its remaining debt. Pursuant to that goal, on October 1, 1993 the Company sold its 74 percent interest in PriCellular Corporation to an affiliate of PriCellular for $11 million. All of the proceeds from that transaction, combined with approximately $10 million of the Company's existing liquid assets, were used to retire $23.2 million face amount of the Company's Secured Notes. Prior to such transaction, Mr. Robert Price held a 1 percent interest in PriCellular, and Time-Warner Incorporated held a 25 percent interest therein. At approximately the same time as the repurchase of the Company's interest in PriCellular, PriCellular repurchased Time-Warner's 25 percent interest therein.

          On November 24, 1993, the Company purchased from investment advisory clients of W.R. Huff Asset Management Co., L.P. ("Huff") a block of 2,249,086 shares of its Common Stock for a price of $3.75 per share in cash, plus the stock of its indirect wholly-owned subsidiary Price Publishing Corporation ("PPC"). The stock had a book value of approximately $3.8 million. PPC owns 25 percent of the common stock of Alexandra Publishing Corporation which in turn owns 100 percent of the common stock of The New York Law Publishing Company. Concurrent with the purchase of the stock, several nominees of Huff resigned from the Company's Board of Directors.

          See "Directors and Executive Officers of the Registrant" and "Executive Compensation" for a description of certain other relationships and related transactions.

                             SIGNATURES

          Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               PRICE COMMUNICATIONS CORPORATION


                  By  /s/ Robert Price
                      Robert Price, President