Form 10-Q
period 1994-06-30
PRICE COMMUNICATIONS CORP
filed 1994-08-05
CIK 355787

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or

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

9,931,731 shares of Common Stock, par value $.01 per share, outstanding as of June 30, 1994.

                       Page 1 of 14 Pages.
                     There are no Exhibits.















































        PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 1994
                           __________

PART I - FINANCIAL INFORMATION

                                                                 Page
     Item 1.  Financial Statements (unaudited)                   Number

Consolidated Balance Sheets at June 30,
     1994 and December 31, 1993.............................  4

Consolidated Statements of Operations for
     Six Months and Three Months ended June 30,
     1994 and 1993..........................................  5-6

Consolidated Statements of Cash Flows
     for Six Months and Three Months ended June 30, 1994
     and 1993...............................................  7

Notes to Consolidated Financial
     Statements.............................................  8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......  10-11

PART II - OTHER INFORMATION......................................  12

     Item 1.  Legal Proceedings..................................  12

     Item 6.  Exhibits and Reports on Form 8-K...................  12

SIGNATURES..................................................  13

              PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                              June 30,      December 31,
                                                1994            1993
                                              Unaudited
ASSETS
Current Assets:
    Cash and cash equivalents                $4,800,872      $1,395,102
    Accounts receivable, net                  3,374,719       4,006,801
    Film broadcast rights                       261,042         565,929
    Escrow deposits                           1,000,000       1,500,000
    Prepaid expenses and other current assets 1,040,001       1,457,235
        Total current assets                 10,476,634       8,925,067

Property and equipment, at cost,
    less accumulated depreciation            10,511,095      13,728,171
Broadcast licenses, less accumulated
amortization                                 12,331,469      12,797,559
Noncurrent film broadcast rights                143,043         138,383
Noncurrent notes receivable                   1,215,000           -
Other assets                                    330,503         470,031
Reorganization value in excess of amounts
allocable to identifiable assets, less
accumulated amortization                      1,054,789       1,212,289
            Total assets                    $36,062,533     $37,271,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses    $1,855,142      $2,249,404
    Accrued interest                                 -            7,233
    Other current liabilities                   713,475       1,035,585
        Total current liabilities             2,568,617       3,292,222

Long-term debt                                        0       3,200,000
Other liabilities                                74,538          74,747

Shareholders' equity:
    Common stock, par value $.01 per share;
    authorized 40,000,000 shares; outstanding:
    9,931,731 in 1994 and 9,883,717 in 1993      99,317          98,837
    Additional paid-in capital               32,437,854      32,310,285
    Accumulated earnings (losses)               882,207      (1,704,591)

         Total shareholders' equity          33,419,378      30,704,531
            Total liabilities and
            shareholders' equity            $36,062,533     $37,271,500


       The accompanying notes are an integral part of the consolidated financial statements.
                                    4



           PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               UNAUDITED

                                           Six Months Ended June 30,

                                             1994            1993

Revenue                                  $12,267,111     $12,880,872
Agency and representatives' commissions    1,616,046       1,620,848
          Net revenue                     10,651,065      11,260,024

Operating expenses                         7,323,044       7,986,928
Corporate expenses                         2,050,236       1,860,668
Other income, net                        (2,453,885)       (533,653)
Interest expense                              58,489         944,160
Depreciation and amortization              1,047,442       1,152,825
Amortization of debt discount and deferred
debt expense                                  33,941         449,284
Unrealized noncash loss on marketable
securities                                         -         145,884
Share of loss of partially owned companies         -         731,000

          Income (loss) before income taxes 2,591,798     (1,477,072)

Income taxes                                    5,000        (20,235)

          Net income (loss)                $2,586,798    ($1,497,307)


Net income (loss) per share                     $0.26         ($0.12)

Average shares outstanding                  9,979,212     12,109,583












   The accompanying notes are an integral part of the consolidated financial statements.


                              5



            PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED

                                         Three Months Ended June 30,


                                             1994           1993

Revenue                                   $6,053,841     $6,826,872
Agency and representatives' commissions      804,617        864,924

          Net revenue                      5,249,224      5,961,948

Operating expenses                         3,446,637      4,147,358
Corporate expenses                         1,533,458        836,753
Other (income)  - net                     (2,556,903)       (10,443)
Interest expense                               2,019        502,370
Depreciation and amortization                471,876        581,087
Amortization of debt discount and deferred
debt expense                                      -         230,152

Unrealized noncash (recovery) on marketable
securities                                        -        (140,430)
Share of loss of partially owned companies        -         145,000


          Income (loss) before income tax  2,352,137       (329,899)

Income Taxes                                                (13,151)

          Net income (loss)               $2,352,137      ($343,050)



Net income (loss) per share                    $0.24         ($0.03)

Average shares outstanding                 9,982,507     12,109,583










   The accompanying notes are an integral part of the consolidated financial statements.

                                  6


          PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             UNAUDITED

                                                Six Months Ended June 30,

                                                   1994            1993

Cash flows from operating activities:
    Net income (loss)                             $2,586,798  ($1,497,307)

    Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Items not affecting cash: Amortization of
    debt discount and deferred debt expense           33,941      449,284
            Depreciation and amortization          1,047,442    1,152,825
            Share of loss of partially owned
            companies                                      -      731,000
            Unrealized noncash loss on marketable          -      145,884
        Change in assets and liabilities, net of
            effects of business sold:
            Decrease in net accounts receivable      192,289     (121,719)
            Decrease in escrow deposits              413,593         -

            (Increase) decrease in prepaid expenses,
            notes receivable and other assets        874,051      760,532
            Decrease in film broadcast rights        300,227      377,305
            Decrease in accounts payable and
            accrued expenses                        (420,766)  (1,448,659)
            Increase in accrued interest payable      38,357     (346,556)
            Decrease in other liabilities           (322,321)  (1,411,045)
        Reclassification of transactions to
        investing activities:
            Gain on sale of businesses            (2,711,844)        -
           Gain on sale of securities                     -        5,401

          Total adjustments                         (555,031)     294,252

          Net cash used in operating activities    2,031,767   (1,203,055)

Cash flows from investing activities:
  Sale of business, net                            5,208,999         -

  Capital expenditures                              (317,550)    (377,954)
  Investment in businesses                          (441,886)    (316,116)
  Purchases of marketable securities                       -  (20,034,310)
  Purchases of securities under agreements to resell       -   (8,050,811)
  Proceeds from sale of marketable securities              -   29,871,436

          Net cash provided by investing activities  4,449,563  1,092,245

Cash flows from financing activities:
  Proceeds from stock options exercised                128,048         -

  Net borrowings under line of credit               (3,200,000)        -

  Net repayment of repurchase agreements                -      (4,930,083)
  Other                                             (3,608)        -

          Net cash provided by (used in) financing  (3,075,560)(4,930,083)

          Net increase in cash and cash equivalent   3,405,770 (5,040,893)

          Cash and cash equivalents at beginning
          of period                                  1,395,102  9,119,527

          Cash and cash equivalents at end of
          period                                    $4,800,872 $4,078,634

Supplemental disclosures of cash flow information:
    Income taxes paid, net of refunds                  $35,327   $253,525
    Interest paid                                      $65,722 $1,294,995





























     The accompanying notes are an integral part of the consolidated financial statements.


                                   7




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

Note 2 - Per Share Data

     Earnings/(Losses) per common share are based on the weighted average number of shares of common stock outstanding. Shares issuable upon the exercise of all common stock equivalents and other potentially dilutive securities are included in the computation in those periods where their effect is considered dilutive using the treasury stock method.

Note 3 - Recent Developments

     On February 16, 1994, the Company sold its outdoor advertising business for a total of $875,000 including $200,000 cash and a note from the buyer for $675,000. A pre-tax loss of approximately
$368,000 was recognized on the sale and is included in other income-net.

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

     On April 15, 1994, the Company sold substantially all the assets of its radio stations WWKB-AM and WKSE-FM in Buffalo, New York, for $5 million in cash. A pre-tax gain of approximately $3.0 million was recognized on the sale and is included in other income-net. The proceeds were used, in part, to retire the remaining balance of $3.2 million due under a line of credit agreement.

                              8



     On May 20, 1994, the Company sold all of the capital stock of Eimar Realty Corporation, the sole asset of which is a Nashville, Tennessee office building, for a total of $815,000 including $275,000 in cash and a note from the buyer for $540,000. A gain of approximately $13,000 was recognized on the sale and included in other income-net.

     On June 13, 1994, the Company entered into an agreement to sell substantially all of the assets, together with certain liabilities, of radio stations WBZT-AM and WIRK-FM, West Palm Beach, Florida. The transaction is subject to FCC approval. The Company expects to realize a gain on the transaction.

Note 4 - Income Taxes

     The Company is utilizing net operating losses accumulated in prior periods to offset current periods tax expenses.

Note 5 - Notes Receivable

     In connection with the sale of the Company's Outdoor advertising business, the Company took a note from the buyer, Midwest Media, Inc., for $675,000. (See Note 3 to Consolidated Financial Statements). The note is for four years, and bears interest at the rate of eight percent payable quarterly.

     Additionally, in connection with the sale of the stock of Eimar Realty Corporation, the owner of an office building in Nashville to TLM Corporation, Price received a note from TLM
Corporation in the amount of $540,000 (See Note 3). The note bears interest at the rate of five percent. Principal and interest are payable in four years.






















Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


     References to the "Company" in this Report include Price
Communications Corporation and its subsidiaries, unless the context otherwise indicates.

Results of Operations

     The Company recognized approximately $2.6 million and $2.4 million of net income for the six months and three months ended June 30, 1994 as compared to a $1.5 million and $.3 million net loss for the six months and three months ended June 30, 1993. Net revenues decreased approximately 5.4% and 12.0% during the six and three months ended June 30, 1994 over the comparable periods in 1993, primarily as a result of the sale of the Buffalo radio stations. Related operating expenses also decreased 8.3% and 16.9% for the six and three month over periods in 1993, primarily as a result of the decrease in sales. Corporate expenses increased approximately $190,000 and $697,000 for the six and three months ended June 30, 1994 compared to the same period in 1993. This increase is due to additional legal and advisory expenses primarily in connection with the restructuring and Apollo lawsuit (see "Legal Preceedings"). Interest expense and amortization of debt discount and deferred debt expense decreased for the six and three months ended June 30, 1994 compared to the same periods in 1993 because the Company retired the $30.8 million face amount of its 5% senior secured notes during the fourth quarter of 1993 and the $3.2 million of long-term bank debt during the second quarter of 1994. Other significant reasons for the improvement in net income were the recognition of a gain of approximately $3.0 million from the sale of the Buffalo stations, the absence of unrealized non-cash loss on marketable securities and loss on partially owned companies since the Company sold its interest in PriCellular Corporation during the fourth quarter of 1993.

     The Company's per share earnings were $.26 and $.24 for the six and three months ended June 30, 1994 as compared to losses of $.12 and $.03 for the six and three months ended June 30, 1993.

Liquidity and Capital Resources

     The Company had approximately $4.8 million in cash and cash equivalents at June 30, 1994 and $1.4 million at December 31, 1993. The Company had net working capital of approximately $7.9 million at June 30, 1994 and $5.6 million at December 31, 1993. Long-term debt of approximately $0 million and $3.2 million was owed by the Company as of June 30, 1994 and December 31, 1993, respectively.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

               On November 29, 1993, Apollo Investment Fund, L.P. ("Apollo"), commenced an action by way of temporary restraining order and order to show cause in the Supreme Court of the State of New York, County of New York, entitled Apollo Investment Fund, L.P.
v. Price Communications Corporation, Price Publishing Corporation, W.R. Huff Asset Management Co., L.P., and William R. Huff, Index No. 130011/93, seeking to enjoin the Company and PPC from selling their interest in Alexandra Publishing Corporation ("Alexandra"), to the Huff defendants, or in the alternative, if the sale had already been completed, rescission of the transaction. Apollo based its claim on an Amended and Restated Shareholders Agreement, dated as of May 8, 1992, (the "Shareholders Agreement"), among Apollo, the Company, PPC, Alexandra, and The New York Law Publishing Company, which purports to restrict the sale of shares of Alexandra held by the Company or PPC. The Company answered the complaint asserting that the challenged transaction involved only the sale of PPC, Alexandra's parent, which was not restricted by the Shareholders Agreement.

     On April 28, 1994, the Company entered into a settlement Agreement with Apollo, whereby Apollo released all claims against the Company, Apollo's claim was dismissed with prejudice, and each of W.R. Huff and the Company provided Apollo with $100,000 in order to reimburse Apollo for certain contingent liabilities which had arisen in connection with the transaction.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K.

               On May 2, 1994, the Company filed a Form 8-K to report an event of April 15, 1994. The Report included an Item 2 discussion of the disposition of substantially all assets of WWKB-AM and WKSE-FM in Buffalo, New York.

On June 28, 1994, the Company filed a Form 8-K to report an event of June 13, 1994. The report included an Item 2 discussion of the pending disposition of substantially all of the assets, together with certain liabilities of WBZT-AM and WIRK-FM West Palm Beach, Florida.



                    SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRICE COMMUNICATIONS
                              CORPORATION



Dated:  August 5, 1994     By/s/Robert Price

                                Robert Price
                                President and Chief
                                Financial Officer