Form 10-Q
period 1994-09-30
PRICE COMMUNICATIONS CORP
filed 1994-11-14
CIK 355787

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994 or

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

9,964,792 shares of Common Stock, par value $.01 per share, outstanding as of September 30, 1994.

                            Page 1 of 19 Pages.
                            There are Exhibits.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                            September 30, 1994
                                __________

PART I - FINANCIAL INFORMATION

                                                                      Page
      Item 1.  Financial Statements (unaudited)                     Number

      Consolidated Balance Sheets at September 30,
           1994 and December 31, 1993 . . . . . . . . . . . . . . . . . .3

      Consolidated Statements of Operations for
           Nine Months and Three Months ended September 30,
           1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .4-5

      Consolidated Statements of Cash Flows
           for Nine Months and Three Months ended
           September 30, 1994 and 1993. . . . . . . . . . . . . . . . .  6

      Notes to Consolidated Financial
           Statements . . . . . . . . . . . . . . . . . . . . . . . . .7-9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . .16-17

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 18

      Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 18

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
             PRICE COMMUNICATIONS CORPORATION AND SUBSIDI
                        CONSOLIDATED BALANCE SHEETS

                                     September 30,  December 31,
                                     1994           1993
                                       Unaudited
ASSETS
Current Assets:
      Cash and cash equivalents            $823,662     $1,395,102
     Accounts receivable, net            5,629,761      4,006,801
      Film broadcast rights               2,063,928        565,929
Escrow deposits                          1,000,000      1,500,000
      Prepaid expenses and other
       current assets                     1,731,739      1,457,235

           Total current assets          11,249,090      8,925,067

Property and equipment, at cost,
       less accumulated depreciation 15,554,730 13,728,171 Broadcast licenses and other intangible assets, less
       accumulated amortization         57,005,175     12,797,559
Noncurrent film broadcast rights         2,442,587        138,383
Noncurrent notes receivable              1,215,000             --
Other assets                               241,348        470,031
Reorganization value in excess
 of amounts allocable to identifiable
 assets, less accumulated amortization   1,040,536      1,212,289

      Total assets                      $88,748,466    $37,271,500

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and
  accrued expenses                     $1,982,732      $2,249,404
 Accrued interest                         136,001           7,233
Current portion of long-term debt
                       (See note 5)    23,109,235              --
Other current liabilities               3,007,027       1,035,585

      Total current liabilities        28,234,995       3,292,222

Long-term debt         (See note 5)    21,912,850       3,200,000
Other liabilities                       4,872,338          74,747

Shareholders' equity:
 Common stock, par value $.01 per
  share; authorized 40,000,000 shares;
  outstanding:  9,964,792 in 1994
  and 9,883,717 in 1993                    99,647         98,837
 Additional paid-in capital            32,525,944     32,310,285
 Accumulated earnings (deficit)         1,102,692     (1,704,591)

                                       33,728,283     30,704,531
      Total liabilities and
       shareholders' equity            $88,748,466    $37,271,500

                The accompanying notes are an integral part
                 of the consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED


                                  Nine Months Ended September 30,
                                   1994         1993

Revenue                          $18,681,053  $19,098,338

Agency and representatives'
  commissions                      2,487,223    2,369,443

      Net revenue                     16,193,830   16,728,895

Operating expenses                10,773,162   11,926,690
Corporate expenses                 2,918,640    2,604,631
Other (income) expense - net      (2,543,000)    (978,653)
Interest expense                     214,987    1,332,415
Depreciation and amortization      1,803,397    1,740,937
Amortization of debt discount and,
 in 1994, deferred debt expense      176,361      680,511
Unrealized noncash loss on
 marketable securities                    -       145,884
Share of loss of partially
 owned companies                          -     1,120,532

      Income (loss) before
      income taxes                 2,850,283   (1,844,052)

Income tax expense                   (43,000)     (93,035)

      Net income (loss)             2,807,283   (1,937,087)

Net income (loss) per share            $0.28       ($0.16)

Average shares outstanding        10,034,835(a) 12,109,583


(a) Pursuant to generally accepted accounting principals, average shares outstanding was calculated using the treasury stock
method.   All common stock equivalents, employee stock options
and a warrant for 124,000 shares of common stock, are included in the computation of average shares outstanding for the nine months ended September 30, 1994, although the balance sheet does not include any cash received upon the exercise of such options and warrants.

           The accompanying notes are an integral part of the consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED

                                 Three Months Ended September 30,
                                           1994         1993

Revenue                                 $6,413,942    $6,217,466
Agency and representatives' commissions    871,177       748,595

          Net revenue                    5,542,765     5,468,871

Operating expenses                       3,450,118     3,939,762
Corporate expenses                         868,404       743,963
Other (income) expense - net               (89,115)     (445,000)
Interest expense                           156,498       388,255
Depreciation and amortization              755,955       588,112
Amortization of debt discount and,
 in 1994, deferred debt expense            142,420       231,227
Share of loss of partially
 owned companies                                 -       389,532

      Income (loss) before
      income taxes                         258,485      (366,980)
Income tax expense                         (38,000)      (72,800)

     Net income (loss)                    $220,485     ($439,780)


Net income (loss) per share                  $0.02                ($0.04)

Average shares outstanding              10,146,080(a) 12,109,583



(a) Pursuant to generally accepted accounting principals, average shares outstanding was calculated using the treasury stock method. All common stock and common stock equivalents, employee stock options and a warrant for 124,000 shares of common stock, are included in the computation of average shares outstanding for the three months ended September 30, 1994, although the balance sheet does not include any cash received upon the exercise of such options and warrants.

            The accompanying notes are an integral part of the
                    consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED

                                 Nine Months Ended September 30,
                                           1994         1993

Net cash provided by (used in)
  operating                              $2,422,390    ($80,805)

Cash flows from investing activities:
  Sale of businesses, net                 5,713,352            -
  Investment in businesses              (50,365,979)   (454,337)
  Capital expenditures                     (357,673)   (509,756)
  Purchases of marketable securities
   and U.S. Treasury bills                       -  (31,750,390)
  Purchases of securities
   under agreements to resell                    -   (8,050,811)
  Proceeds from sale of
   marketable securities                         -   37,713,280
  Proceeds from notes receivable                 -    3,215,712

      Net cash (used in) provided
       by investing                         (45,010,300)     163,698

Cash flows from financing activities:
  Net borrowings under the line of
   credit agreement                     41,800,000            -
  Net repayment of repurchase agreements         -   (4,930,083)
  Proceeds from stock exercised            216,470            -

      Net cash provided by (used in)
       financing activities                  42,016,470   (4,930,083)

     Net (decrease) increase in cash
       and cash equivalents                (571,440)  (4,847,190)

     Cash and cash equivalents at
       beginning of period                1,395,102     9,119,527

     Cash and cash equivalents at
       end of period                        823,662     4,272,337

Supplemental disclosures of cash
 flow information:
  Income taxes paid, net of refunds       $151,133      $326,351
  Interest paid                             86,219     1,683,250

            The accompanying notes are an integral part of the
                 consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis for Preparation of Financial Statements

The accompanying consolidated financial statements have been prepared by Price Communications Corporation ("Company") without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year.

The acquisition of the corporation which owns WHTM-TV, Harrisburg, Pennsylvania, is accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The operating results of the station are included in the consolidated statements of operations from the acquisition date. The Company recorded $44 million in goodwill resulting from this transaction.

Note 2 - Per Share Data

Earnings/(losses) per common share are based on the weighted average number of shares of common stock outstanding. Shares issuable upon the exercise of all common stock equivalents and other potentially dilutive securities are included in the computation in those periods where their effect is considered dilutive using the treasury stock method.

Note 3 - Recent Developments

On September 16, 1994, the Company consummated the purchase of the stock of the corporation which owns WHTM-TV, Channel 27, serving Harrisburg-York-Lancaster-Lebanon, Pennsylvania. The Company paid at the closing cash consideration of approximately $47 million plus a $4 million working capital adjustment. The funds utilized to make such acquisition were provided by a $45 million credit facility from Bank of Montreal("BMO") and the Company's own funds.

On October 17, 1994, the Company sold substantially all of the assets, together with certain liabilities of radio stations WBZT-AM and WIRK-FM, West Palm Beach, Florida, for approximately $23 million in cash. The Company realized a pre-tax book gain of approximately $13 million on this transaction. The net proceeds were used to retire $22.5 million due under the BMO Line of Credit (which was classified as a current liability on September 30, 1994 balance sheet.)

On October 28, 1994 the Company sold its building in Red Bank,
New Jersey for $1.7 million in cash. The Company realized a small gain on the sale.
Note 3 - Recent Developments (continued)

In October, 1994, the Company's Board of Directors enacted a Stockholders' Rights Plan designed to protect the interests of the Company's shareholders in the event of a potential takeover for a price which does not reflect the Company's full value or which is conducted in a manner or on terms not approved by the Board as being in the best interests of the Company and its shareholders. The Board has declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of Common Stock of the Company. The Rights provide, in substance, that should any person or group acquire 20% or more of the Company's Common Stock, each Right, other than Rights held by the acquiring person or group , would entitle its holder to purchase a specified number of Price Communications Corporation common shares for 50% of their then-current market value. Unless a 20% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the Plan.

On November 11, 1994, the Company plans to sell substantially all the assets together with certain liabilities of radio stations WOWO-AM, Fort Wayne, Indiana and WOWO-FM, Huntington, Indiana for approximately $2.3 million in cash. The Company will realize a pre-tax gain of approximately $.7 million on this transaction.

Note 4 - Income Taxes

The Company is utilizing net operating losses accumulated in prior periods to offset current periods tax expenses.

Note 5 - Long-Term Debt

Long-term debt consists of the following note payable by certain of the Company's wholly-owned subsidiaries at September 30, 1994 and December 31, 1993 as follows:
                                                         (in thousands)
                                                 Sept. 30,     Dec. 31,
                                                    1994          1993
Subsidiaries:
  Atlantic Broadcasting Corporation,
  Federal Broadcasting Corporation,
  Southeast Texas Broadcasting Corporation,
  Texoma Broadcasting Corporation and
  Tri-State Broadcasting Corporation:
    Note payable to Bank of Montreal under
    amended and restated line of credit
    agreement(A) Note payable to Bank
    of Montreal under term loan agreement
                                                $45,000           $3,200

(A) On September 16, 1994 certain subsidiaries of the Company entered into an amended and restated Line of Credit Agreement ("Line of Credit") with the Bank of Montreal. The Agreement provided a seven year revolving credit facility of up to $45 million. The Line of Credit is reduced permanently periodically over its seven year term. Borrowings under the Line of Credit bear interest at either the prime rate plus up to .75% or LIBOR plus up to 2.00% and are secured by the common stock of the subsidiaries. There is a commitment fee of 1/2 of 1% on the unused portion of the Line of Credit.
Note 5 - Long-Term Debt (continued)

On September 16, 1994, the Company borrowed $45 million at an initial interest rate of 8.5% pursuant to this Agreement and the proceeds were used to purchase WHTM-TV. On October 17, 1994, the net proceeds from the sale of the Company's radio stations in West Palm Beach, Florida, were used to repay $22.5 million of borrowings under the Line of Credit. The Line of Credit facility was permanently reduced to $22.5 million by the aforementioned payment.

Note 6 - Pro Forma Schedules

The unaudited pro forma financial information includes the following acquisition and dispositions:

Acquisition                                   Transaction Date

WHTM-TV, Harrisburg, PA                       September 16, 1994


Disposition                                   Transaction Date

Radio Stations

WWKB-AM/WKSE-FM, Buffalo, NY                  April 14, 1994
WIRK-FM/WBZT-AM, West Palm Beach, FL          October 17, 1994
WOWO-AM, FM, Fort Wayne, IN                   November 11, 1994

Other

Outdoor advertising business                  February 16, 1994
Eimar Realty Corporation                      May 20, 1994
Red Bank Register, Building                   October 28, 1994


The following unaudited pro forma financial information has been prepared on the assumption that the aforementioned acquisition had occurred as of the beginning of the respective periods or on the balance sheet date of September 30, 1994.

The pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the purchases or sales been made at the beginning of the period, or of future results of operations of the Company or the acquired property.



                 (The remainder of this page is blank)
PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PRO FORMA COMBINED STATEMENT OF OPERATIONS
UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994


                             PURCHASED                 SOLD

            As Reported                     Radio
            By   Price       WHTM-TV(a)     Stations     Other  Adjustments

Revenue
            $18,681,053      $11,054,099   ($7,746,884)         ($50,108)

Agency & representatives' commissions
              2,487,223        1,931,651       (956,805)         (688)
Net
 revenue     16,193,830       9,122,448      (6,790,079)       (49,420)

Operating
 expenses    10,773,162       4,631,255        (4,843,282)     (59,018)
Corporate
 expenses     2,918,640
Other (income)
 expense
 - net       (2,543,000)      1,481,733  43,834   (153,054)   (1,470,741)(e)
Interest
 expense        214,987       1,743,472     -              -     (465,595)(b)
Depreciation &
 amortization
              1,803,397         826,526    (536,169)   (170,250)   526,785(c)
Amortization of
 deferred debt
 expense        176,361

Income before income
 taxes        2,850,283         439,462    (1,454,462)  332,902     1,409,551

Income tax
  expense     (43,000)         (441,328)      -          -          441,328(f)

Net income $2,807,283           ($1,866)   (1,454,462)  $332,902    1,850,879


                                                         ProForma
                                                         Combined

Revenue                                                  $21,938,160

Agency & representatives' commissions                      3,461,381

Net
  Revenue                                                 18,476,779

Operating
  Expenses                                                10,502,117

Corporate
  Expenses                                                 2,918,650

Other (income)
  expense
      -net                                                (2,641,228)

Interest
 expense                                                   1,492,864

Depreciation &
 amortization                                              2,450,289

Amoritization
 deferred debt
 expense                                                     176,361


Income before income
 taxes                                                     3,577,736

Income tax
 expense                                                     (43,000)

Net Income                                                 3,534,736

Net income
 per share      $0.28                                            $0.35


Average shares outstanding
            10,034,835                                      10,034,835


(a) WHTM's Statement of Operations from January 1, 1994 through September 16, 1994.

(b) Adjust interest expense to the amount calculated under the Line of Credit agreement with the Bank of Montreal. Price originally borrowed $45 million under the Line of Credit and immediately repaid $22.5 million on the Line of Credit with the net proceeds from the sale of WIRK/WBZT, West Palm Beach, FL.  The interest rate assumed is
8.5% (rate as of September 30, 1994)
                       Outstanding Line of Credit           $22,500,000
                       Interest rate                               8.5%
                       Nine months interest                  $1,434,375

(c)   Adjust goodwill amortization to reflect the purchase of
WHTM-TV: amortize over 40 years.
                       Amortization in WHTM's Financials       $528,476
                       Amortization in PCC's Financials         $20,794
                       Adjustment                              $337,363
                       Nine months of amortization             $865,833

(d) Adjust to include depreciation on the excess of the appraised value over the net book value of the property and equipment.
                       Depreciation in WHTM's Financials       $298,050
                       Depreciation in PCC's Financials         $21,692
                       Additional depreciation                 $189,422
                       Nine months of amortization             $509,164

(e) Eliminate management fee $131,247 and one time charge incurred by WHTM's previous owner $1,339,494.

(f) Adjust income taxes for WTHM's inclusion in Price Communications' consolidated federal tax return. State taxes are also eliminated by inclusion of expense allocations on WHTM's books.
PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PRO FORMA COMBINED STATEMENT OF OPERATIONS
UNAUDITED

FOR THE TWELEVE MONTHS ENDED DECEMBER 31, 1993

                             PURCHASED                   SOLD
            As Reported                     Radio
            By   Price       WHTM-TV(a)     Stations       Other   Adjustments

Revenue     $26,010,294      $15,117,195   ($11,623,017)    ($813,932)  -

Agency and representatives' commissions
              3,220,102        2,608,252    (1,351,125)      (40,179)  -

 Net
 revenue     22,790,192       12,508,943       (10,271,892)     (773,753)  -

Operating
 expenses  16,334,761          6,698,389        (8,226,346)     (623,929)  -
Corporate
 expenses   3,648,524         -               -                -           -
Other (income)
expenses
 - net        539,289            150,389     8,650      (75,162)( 175,000)(d)
Interest
 expense      1,485,389        2,518,879      -          -      (2,091,748)(a)
Depreciation &
amortization
              2,343,015        1,203,348    (834,346) (337,577) 640,955(b)(c)
Amortization of
debt
discount        766,075      -                -                -           -
Unrealized noncash loss on marketable securities
                145,884       -
Share of loss of partially owned companies
              1,118,293      -                -                -           -

  Income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle
             (3,591,038)       1,937,938    (1,219,850)   262,915   1,625,793
Income tax
 expense     (123,885)        (1,147,837)     -         -         1,147,837(e)

                                                    ProForma
                                                    Combined

Revenue                                          $28,690,540

Agency and representatives' commissions             4,437,050

Net
 revenue                                             24,253,490

Operating
 expenses                                            14,182,875

Corporate
 expenses                                             3,648,524

expenses
 - net                                                 448,166

Interest
 expense                                              1,912,520

amortization                                          3,015,395

Amortization of
debt
discount                                                766,075

Unrealized noncash loss on marketable securities 145,884

Share of loss of partially owned companies            1,118,293

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle

                                                       (984,242)

Income tax
 expense                                              (123,885)

  Loss before extraordinary item
             (3,714,923)       790,101      (1,219,850)    262,915  2,773,630

Extraordinary item, net of income tax
              2,010,332      -                -                -        -

Cumulative effect of change in accounting principle

            -                  1,088,066      -                -        -

  Net
  loss      ($1,704,591)     $1,878,167     ($1,219,850)  $262,915  $2,773,630

Net loss per share
                 ($0.14)

Average shares outstanding
             12,109,583

(a) Adjust interest expense to the amount calculated under the Line of Credit with Bank of Montreal. Price originally borrowed $45 million under the Line of Credit and immediately repaid $22.5 million on the Line of Credit with the net proceeds from the sale of WIRK/WBZT, West Palm Beach, FL. The interest rate assumed is 8.5% (rate as of September 30, 1994)
                 Outstanding Line of Credit                    $22,500,000
                 Interest rate                                         8.5%
                 Twelve months of interest                     $ 1,912,500

(b) Adjust goodwill amortization to reflect the purchase of WHTM-TV: amortize over 40 years.
                 Amortization in WHTM's financials           $743,460
                 Adjustment                                  $366,678
                 Twelve months of amortiztion               $1,110.138

(c) Adjust to include depreciation on the excess of the appraised value over the net book value of the property and equipment.
                 Depreciation in WHTM's financials             $459,888
                 Additional depreciation                       $274,277
                 Twelve months of depreciation                 $734,165

(d)   Eliminate management fee paid to previous owner.

(e)   Adjust income taxes for WTHM's inclusion in Price
Communications' consolidated federal tax return. State taxes are also eliminated by inclusion of expense allocations on WHTM's books.


                                                                     Combined

Loss before extraordinary item                                     (1,108,127)

Extraordinary item, net of income tax                                2,010,332

Cumulative effect of change in accounting principle                  1,088,066

Net
  Loss                                                            ($1,990,271)

Net los per share                                                       ($0.16)

Average shares outstanding                                          12,109,583

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PRO FORMA COMBINED BALANCE SHEET
UNAUDITED

AS OF SEPTEMBER 30, 1994


                                                                SOLD

                           As Reported      Radio
                           By   Price       Stations      Other  Adjustments

ASSETS

Current Assets:
  Cash and cash equivalents  $823,662    $24,362,443 1,555,404($22,500,000)(a)
  Accounts receivable, net  5,629,761     (1,242,398)     -     -
  Film broadcast rights     2,063,928        -                -     -
  Escrow deposits           1,000,000        -                -     -
  Prepaid expenses and other1,731,739                (47,798)     -     -

 Total current assets      11,249,090       23,072,247  1,555,404(22,500,000)

Property and equipment, at cost,
  less accumulated depreciation
                                   15,554,730        (1,808,065) (1,533,750) -
Broadcast licenses and other intangible assets,
  less accumulated amortization
                                   57,005,175        (7,240,582)
Noncurrent film broadcast rights
                                    2,442,587       -                -      -
Noncurrent notes receivable    1,215,000            -                -      -
Other assets                          241,348       -                -      -

Reorganization value in excess of amounts allocable to
 identifiable assets, less amortization
                                    1,040,536       -                -     -


Total assets           $88,748,466        $14,023,600 $21,654 ($22,500,000)


Current Assets:                                                Combined

  Cash and cash equivalents                                    $4,241,509
  Accounts receivable, net                                     4,387,363
  Film broadcast rights                                        2,063,928
  Escrow deposits                                              1,000,000
  Prepaid expenses and other                                   1,683,941

Total current assets                                         13,376,741
Property and equipment, at cost,
  less accumulated depreciation                                12,212,915

Broadcast licenses and other intangible assets,                49,764,593
  less accumulated amortization

Noncurrent film broadcast rights                               2,442,587

Noncurrent notes receivable                                    1,215,000

Other assets                                                     241,348

Reorganization value in excess of amounts allocable to
 identifiable assets, less amortization                        1,040,536

Total assets                                                $80,293,720

Prepaid expenses and other

 Total current assets
                            As Reported      Radio
                            By   Price       Stations      Other  Adjustments

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and
   accrued expenses          $1,982,732         ($230,550)     -     -
  Accrued interest              136,001       -                -     -
Current portion of long-term debt
                             23,109,235       -               -(22,500,000)(b)
Other current liabilities     3,007,027       -                -     -

Total current liabilities   28,234,995          (230,550)         (22,500,000)

Long-term debt              21,912,850       -                -     -
Other Liabilities            4,872,338       -                -     -

Shareholders' equity:

  Common stock, par
  value $.01 per share         99,647       -                -     -
  Additional paid-in capital   32,525,944       -                -     -
  Accumulated earnings
  (deficit)                    1,102,692       14,254,150       21,654 -
                              33,728,283       14,254,150       21,654 -

Total liabilities
  and shareholder equity     $88,748,466      $14,023,600 21,654($22,500,000)


(a) Adjust current portion of long-term debt for the repayment of $22.5 on the Line of Credit with BMO from the proceeds of the West Palm Beach radio station sale.
LIABILITIES AND SHAREHOLDERS' EQUITY                ProForma
                                                    Combined
Current Liabilities:
  Accounts payable and
   accrued expenses                                  $1,752,182
  Accrued interest                                      136,001
Current portion of long-term debt
                                                        609,235
Other current liabilities                             3,007,027

Total current liabilities                             5,504,445

Long-term debt                                       21,912,850
Other Liabilities                                     4,872,338

Shareholders' equity:

  Common stock, par
  value $.01 per share                                   99,647
  Additional paid-in capital                         32,525,944
  Accumulated earnings
  (deficit)                                          15,378,496
                                                     48,004,087

Total liabilities
  and shareholder equity                           $80,293,720

Shareholders' equity:Item 2.       Management's Discussion and Analysis of
                                   Financial
            Condition and Results of Operations.

      References to the "Company" in this Report include Price
Communications Corporation and its subsidiaries, unless the context otherwise indicates.


Results of Operations

      The Company recognized approximately $2.8 million and $.2 million of net income for the nine months and three months ended September 30, 1994 as compared to a $1.9 million and $.4 million net loss for the nine months and three months ended September 30, 1993. Net revenues decreased approximately 3% for the nine months ended September 30, 1994 over the comparable period in 1993, primarily as a result of the sale of the Buffalo radio stations. Net revenues increased approximately 1% for the three months ended September 30, 1994 over the three months ended September 30, 1993 as a result of the inclusion of WHTM, Harrisburg for part of the month offset by the sale of the Buffalo radio stations. Related operating expenses decreased 10% and 12% for the nine and three month over the same periods in 1993. Corporate expenses increased approximately $314,000 and $124,000 for the nine and three months ended September 30, 1994 compared to the same period in 1993, due to additional legal and advisory expenses primarily in connection with the 1992 restructuring and the Apollo lawsuit (which was settled during the second quarter) and the acquisition of WHTM-TV. Interest expense and amortization of debt discount and deferred debt expense decreased for the nine and three months ended September 30, 1994 compared to the same periods in 1993 because the Company retired the $30.8 million face amount of its 5% senior secured notes during the fourth quarter of 1993 and the $3.2 million of long-term bank debt during the second quarter of 1994. Other significant reasons for the improvement in net income were the recognition of a gain of approximately $3.0 million from the sale of the Buffalo stations, the absence of unrealized non-cash loss on marketable securities and loss on partially owned companies since the Company sold its interest in PriCellular Corporation during the fourth quarter of 1993.

      The Company's per share earnings were $.28 and $.02 for the nine and three months ended September 30, 1994 as compared to losses of $.16 and $.04 for the nine and three months ended
September 30, 1993.


Liquidity and Capital Resources

      The Company had approximately $.8 million in cash and cash equivalents at September 30, 1994 and $1.4 million at December 31, 1993. The Company had negative net working capital of approximately $17 million at September 30, 1994 primarily as a result of the payment which was due and has now been made upon the sale of the Company's West Palm Beach, Florida radio stations. The Company had positive working capital of $5.6 million at December 31, 1993. The Company entered into a $45 million revolving Line of Credit (see Notes) with the Bank of Montreal for the purchase of the Harrisburg television station. During October, 1994 the Company repaid $22.5 of the $45 million outstanding debt from the net proceeds of the sale of the West Palm Beach, Florida radio stations. Long-term debt of approximately $45 million and $3.2 million was owed by the Company as of September 30, 1994 and December 31, 1993, respectively.


      Use of Funds.    The Company does not anticipate the need to
make major capital expenditures in respect of its existing media properties during the remainder of 1994 and it does not believe that such lack of major capital expenditures will affect its competitive position.


      Source of Funds. The Company's sources of funds historically have been provided by its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings. The Company intends to seek to improve cash flow from operations by imposing stringent budget procedures on its media properties and by seeking to increase revenues in excess of increases in operating expenses.
PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits:

                 10(A) - Smith Acquisition Corporation (WHTM-TV)
                             Financial statements for the
                             years ended December 31, 1993 and 1992.

                 10(a) - Smith Acquisition Corporation (WHTM-TV)
                             Financial statements for the years ended
                             December 31, 1992 and 1991.

                 (27)        Financial Data Schedule

           (b)   Reports on Form 8-K.

                 On October 6, 1994, the Company filed a Form 8-K to report an event of September 16, 1994. The report included an Item 2 discussion of the purchase of WHTM-TV, Harrisburg, Pennsylvania.

                 On October 14, 1994, the Company filed a Form 8-K to report an event on October 6, 1994. The report included an Item 2 discussion of the dismissal of Ernst & Young as Price Communication's auditors and its appointment of KPMG Peat Marwick LLP as Price Communications Corporation's auditors for the fiscal year ended December 31, 1994.

                 On October 24, 1994 the Company filed a Form 8-K/A to report an event of October 6, 1994. The report included an Item 2 discussion of the dismissal of Ernst & Young as Price Communication's auditors and its appointment of KPMG Peat Marwick LLP as Price Communications Corporation's auditors for the fiscal year ended December 31, 1994.


                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PRICE COMMUNICATIONS CORPORATION



Dated:  November 14, 1994           By  /s/Robert Price


                                        Robert Price
                                        President and Chief
                                        Financial Officer



                                 EXHIBIT 1



                     Consolidated Financial Statements

                          Smith Acquisition Corp.

                  Years Ended December 31, 1993 and 1992

                          Smith Acquisition Corp.

                     Consolidated Financial Statements


                  Years Ended December 31, 1993 and 1992



                                 Contents



Audited Consolidated Financial Statements

Consolidated Balance Sheets                              2
Consolidated Statements of Operations                    4
Consolidated Statements of Stockholders' Equity          5
Consolidated Statements of Cash Flows                    6
Notes to Consolidated Financial Statements               7

                          Smith Acquisition Corp.

                       Consolidated Balance Sheets



                                                     December 31
                                                   1993        1992
Assets
Current Assets:
 Cash and cash equivalent                         $794,562    $986,211
 Accounts receivable, less allowance for
  doubtful accounts of $140,635 and
  $103,191 in 1993 and 1992, respectively  2,994,832   2,951,505
 Current portion of program rights         1,318,272   1,850,653
 Prepaid expenses and deposits               161,736     324,735
 Deferred tax asset                          404,262           -


Total current assets                      5,673,664    6,113,104
Property and equipment, net               2,366,755    2,253,045

Other assets:
 Program rights                           1,619,050    1,485,236
Intangible assets and goodwill, net of
  accumulated amortization of $8,045,754
  and $7,302,294 in 1993
  and 1992, respectively                 24,169,233   24,858,830


Total assets                           $ 33,828,702 $ 34,710,215
                          Smith Acquisition Corp.

                    Consolidated Balance Sheets (cont.)

                                               December 31
                                            1993        1992
Liabilities and stockholders' equity
Current liabilities:
 Current portion of program
  contracts payabl                 $1,315,981     $  1,718,257
 Current portion of long-term debt 20,576,233        1,009,855
 Accounts payable                     182,972          219,395
Accrued payroll and commissions        75,941          128,594
Accrued interest                      160,334          146,625
Other accrued expenses                109,996          561,709
Income taxes payable                   56,734           25,325
Total current liabilities          22,478,191        3,809,760

Other liabilities:
 Deferred tax liability               368,887                -
Long-term debt                      6,906,789       28,842,796
 Long-term portion of program
  contracts payable                 1,474,303        1,335,294
                                    8,749,979       30,178,090
Stockholders' equity:
 Common Stock Class A                     500              500
 Common Stock Class C                     100              100
Additional paid-in capital          7,601,374        7,601,374
Retained-earnings (deficit)        (5,001,442)      (6,879,609)
                                    2,600,532          722,365
Total liabilities and
 stockholders' equity           $  33,828,702   $   34,710,215
See accompanying notes.
                          Smith Acquisition Corp.
                   Consolidated Statements of Operations

                                              Year Ended December 31
                                                1993           1992
Revenues:
 National                         $     7,554,949  $     8,177,074
 Local                                  7,101,513      6,711,958
 Network                                  359,578        424,333
 Other                                    101,155        137,365
                                       15,117,195     15,450,730
Less agency and national
 representative commissions             2,608,252       2,748,712
Net revenues                           12,508,943      12,702,018

Operating expenses:
 Technical                                769,388         693,336
 Programming                            1,943,680       2,526,365
 News                                   1,527,858       1,422,740
 Sales                                    906,738         953,832
 Promotion                                177,635         190,892
 General and administrative             1,373,090       1,275,722
                                        6,698,389       7,062,887
Operating income before
depreciation expense, trade and barter  5,810,554       5,639,131
Trade and barter revenue                  431,678         286,800
Trade and barter expense                (407,067)       (256,174)
Depreciation expense                    (459,888)       (644,463)
Operating income                        5,375,277       5,025,294

Other expenses:
 Interest expense                       2,518,879       4,182,256
 Amortization of intangible assets
  and goodwill                            743,460         743,460
 Management fee to affiliated entity      175,000         175,000
                                        3,437,339       5,100,716
Income (loss) before income taxes,
 extraordinary items, and cumulative
 effect of change in accounting
 principle                              1,937,938        (75,422)

Income taxes:
 Federal                                 851,566          239,675
 State                                   296,271          135,325
                                       1,147,837          375,000
Income (loss) before extraordinary
 items and cumulative effect of change
 in accounting principle                 790,101        (450,422)

Extraordinary items:
 Gain on extinguishment of debt                -       6,703,853
 Utilization of net operating loss
  carryforwards                                -         239,675
                                                -       6,943,528
Cumulative effect of change in
 accounting principle                 1,088,066               -

Net income                          $ 1,878,167      $ 6,493,106

See accompanying notes.
Consolidated Statements of Stockholders' Equity (Deficit)

                          Smith Acquisition Corp.

                   Consolidated Statements of Cash Flows

                                              Year Ended December 31
                                         1993          1992
Operating activities
Net income                              $1,878,167  $ 6,493,106
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Cumulative effect of change in
   accounting principle                (1,088,066)          -
  Extraordinary gain                           -  (6,703,853)
Depreciation and amortization of
   property and equipment and
   intangible assets                   1,203,348   1,387,923
Amortization of program rights         1,727,912   1,832,902
Interest converted to long-term debt     586,500   2,009,077
(Gain) loss on sale of equipment            (387)      7,606
Trade and barter revenues               (431,678)   (286,800)
Trade and barter expenses                407,067     256,174
Payments for program rights           (1,585,587) (1,773,958)
Provision for deferred income taxes      834,970           -
Changes in operating assets and liabilities:
   Increase in accounts receivable       (48,580)    (23,784)
Decrease in prepaid expenses and deposits162,999      65,842
Decrease in accounts payable and
    accrued expenses                    (473,715)   (985,740)
Net cash provided by operating activities 3,172,950   2,278,495

Investing activities
Purchase of property and equipment      (379,857)   (416,241)
Proceeds from sale of equipment           25,250       5,550
Increase in intangible assets            (53,863)          -
Net cash used in investing activities   (408,470)   (410,691)

Financing activities
Principal payments on long-term debt  (2,956,129) (2,758,017)
Payments for restructuring fees                -    (750,957)
Net cash used in financing activities (2,956,129) (3,508,974) Decrease in cash and cash equivalents (191,649) (1,641,170)

Cash and cash equivalents at beginning   986,211   2,627,381
  of year
Cash and cash equivalents at end            $794,562   $ 986,211
  of year
See accompanying notes.
                          Smith Acquisition Corp.

                Notes to Consolidated Financial Statements

                             December 31, 1993


1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Smith Acquisition Corp. (Corporation) and its wholly-owned subsidiary, WHTM-TV, Inc. (WHTM-TV). All significant intercompany transactions and balances have been eliminated.

Program Rights

Program rights represent rights under contract to telecast certain events or shows. The rights and the related contract liabilities are recorded on a gross basis when available for use. The program rights are amortized using accelerated rates over the term of the respective contract. The current portion of program rights represents management's estimate of amortization for the succeeding year. Based on management's expectations of program usefulness, unamortized cost may be written down to net realizable value.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets.

Intangible Assets

Intangible assets and goodwill are being amortized generally over a forty-year period using the straight-line method.

Income Taxes

The Corporation files a consolidated federal return with WHTM-TV and separate state tax returns. Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board (see Note 7). As permitted under the new rules, prior years' financial statements have not been restated. Under the liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

1.  Significant Accounting Policies (continued)

Prior to January 1, 1993, the Corporation accounted for income taxes pursuant to the deferred method under APB Opinion 11.
Under the deferred method, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation.

Cash Equivalents

The Corporation considers investments with a maturity of three months or less when purchased to be cash equivalents.

2.  Concentration of Credit Risk

The Corporation sells advertising spots to a broad range of national and local advertising agencies. No individual customers balance typically exceeds 10% of total receivables. The Corporation performs periodic credit evaluations of its customers financial condition and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

3.  Property and Equipment

Property and equipment consisted of the following:

                                              December 31
                                           1993         1992

      Land                             $  233,665    $  233,665
     Buildings                         1,179,219       973,018
     Equipment                         6,285,837     6,035,739
     Furniture and fixtures              510,855       472,161
     Vehicles                            292,535       263,540
                                       8,502,111     7,978,123
     Less accumulated depreciation     6,135,356     5,725,078

                                         $  2,366,755  $  2,253,045

                          Smith Acquisition Corp.

4.  Long-Term Debt

Long-term debt consisted of the following (see Note 6):

                                               December 31
                                            1993         1992
Term loan due June 30, 1994;
 interest at 2.0% over prime
 (8.00% at December 31, 1993) (a)  $ 16,651,576   $19,038,714

Senior secured notes; interest
  at 11.15% payable quarterly;
  due June 30, 1994 (a) (d)           3,915,913     4,477,315

Senior subordinated notes subsequent
  to restructuring (see Note 6);
  interest at 10.5%; interest and
  principal payable in full
  September 30, 1997; includes
  deferred interest of $136,500 at
  December 31, 1993 (b) (d)           1,436,500      1,300,000

Junior subordinated notes subsequent
 to restructuring (see Note 6);
 interest at 9.0%; interest and
 principal payable in full
 September 30, 1997; includes
 deferred interest of $450,000 at
 December 31, 1993 (c) (d)           5,450,000     5,000,000
 Capitalized lease obligations          29,033        36,622
                                    27,483,022    29,852,651
 Less current portion               20,576,233     1,009,855
                                   $ 6,906,789  $ 28,842,796
(a)   The term loan and the senior secured notes (collectively,
the       "senior debt") are secured by a first priority interest
in         substantially all of the assets of the Corporation and
WHTM-TV       and the pledge of all of the outstanding common
stock of the       Corporation.  The senior debt is guaranteed by
WHTM-TV.

(b)   The senior subordinated debt is subordinate to the senior
debt       and is secured by a pledge of the outstanding common
stock of       WHTM-TV and is guaranteed by WHTM-TV.

                          Smith Acquisition Corp.

4.  Long-Term Debt (continued)

      (c)  The junior subordinated debt is subordinate to the
senior            debt and senior subordinated debt and is
guaranteed by             WHTM-TV (which guarantee is subordinate
to WHTM-TV                 guarantee to the senior subordinated
lenders).

      (d)  The senior secured notes, senior subordinated notes,
and            the junior subordinated debt are held by owners of
the             Corporation's Class B Common Stock warrants (see
Note 6).

The term loan and senior secured notes are due on June 30, 1994. The Corporation does not currently have sufficient liquidity to repay this debt without restructuring of the debt or substantial disposition of assets. This condition raises substantial doubt about the Corporation's ability to continue as a going concern.

On February 15, 1994, the Corporation signed a Securities Purchase Agreement (the Agreement) to sell all of the outstanding stock and warrants of the Corporation to Price Communications Corporation (the Purchaser) (see Note 8). The Agreement provides that on the closing date, the Purchaser shall deliver funds to the Corporation which the Corporation shall use to satisfy in full, all of the Corporation's outstanding debt, which is defined to include the term loan, senior secured notes, senior subordinated notes, and junior subordinated notes. The sale is subject to various conditions, including FCC approval for transfer of control, and the FCC license renewal of WHTM-TV. The Agreement provides that the earliest date at which the sale will close is July 18, 1994.

Management intends to negotiate with its senior lenders to extend the due date and terms of the debt that is due June 30, 1994. Extension of the due date to coincide with the closing date of the sale would enable the Corporation to continue operations and to satisfy all of the Corporation's outstanding debt upon closing of the sale.

At December 31, 1993, the aggregate maturities of long-term debt, including capitalized lease obligations by year are as follows:

           1994                                    $   20,576,233
           1995                                             9,983
           1996                                             10,306
           1997                                          6,886,500
                                                   $    27,483,022





4.  Long-Term Debt (continued)

The Corporation incurred interest expense as follows:

                                              Year Ended December 31
                                                1993           1992

Senior bank debt              $    1,450,941     $  1,699,756
Senior secured notes                 467,730          543,594
Senior subordinated notes
 prior to restructuring                    -          790,151
Senior subordinated notes
 subsequent to restructuring         140,083           34,125
 Junior subordinated notes prior
 to restructuring                          -        1,002,130
Junior subordinated notes
 subsequent to restructuring         460,125          112,500
                                  $2,518,879     $  4,182,256
Interest paid was $1,918,671 and $2,891,518, and interest converted to long-term debt was $586,500 and $2,009,077 for the years ended December 31, 1993 and 1992, respectively.

5.  Program Contracts Payable

WHTM-TV has entered into long-term, noninterest-bearing contracts for program rights requiring payments through 1997. Contracts entered into totaled $1,687,677 in 1993 and $1,323,515 in 1992.

As of December 31, 1993 commitments under these contracts are due as follows:

             1994                                $ 1,315,981
             1995                                  1,036,642
             1996                                    431,160
             1997                                      6,501

                                               $   2,790,284

6.  Recapitalization and Debt Restructuring

On September 30, 1992, the Corporation finalized a comprehensive restructuring. The term loan and senior secured notes were modified to extend the maturity dates to June 30, 1994.
Principal payments of $2,121,309 and $498,885, respectively, were made on these loans on September 30, 1992. Interest, scheduled principal, and mandatory principal payments are payable quarterly. A final payment of the remaining amount due is required on June 30, 1994. The interest rate on the term loan increased to prime plus 2.0%, while the senior secured notes' interest rate remained at 11.15%. Additionally, the Corporation has been released from the senior secured and senior subordinated makewell and assumption agreements, in which the Corporation had guaranteed the debt of another company.

Senior subordinated notes prior to restructuring of $5,000,000 were exchanged for $5,000,000 of junior subordinated notes subsequent to restructuring. The notes bear interest at 9% compounded annually with all principal and interest payable in full on September 30, 1997. $1,300,000 of accrued and unpaid interest on the original note was exchanged for $1,300,000 of senior subordinated notes subsequent to restructuring. The notes bear interest at 10.5% compounded annually with all principal and interest payable in full on September 30, 1997.
The remaining accrued and unpaid interest of $2,248,292 and 1,500 shares of Class B Common Stock, also owned by the holders of the senior subordinated debt, were exchanged for warrants to acquire 5,000 shares of new Class B Nonvoting Stock. The warrants are exercisable through December 31, 2020 at a price of $.10 per share.

Junior subordinated notes prior to restructuring of $5,600,000 plus accrued and deferred interest of $6,091,518 along with 9,750 shares of Class B Common Stock and 5,000 shares of preferred stock, owned by the holders of the junior subordinated notes, were exchanged for 5,000 shares of new Class A Nonvoting Stock.

The minority holders of the original Class A Voting Common Stock transferred and assigned all of their shares to the majority holder of original Class A Voting Common Stock. The majority holder of Class A Voting Common Stock exchanged all of its stock for 100 shares of new Class C Voting Stock.

As a result of this restructuring, the Corporation recognized an extraordinary gain of $6,703,853 in 1992. The recapitalization and restructuring were not taxable under current Internal
Revenue Service regulations.
6.  Recapitalization and Debt Restructuring (continued)

The Corporation's debt agreements contain many covenants, the most restrictive of which restrict the Corporation's ability to incur additional debt, enter into leases, acquire property and equipment, issue additional shares of common stock or pay dividends, and require the maintenance of certain levels of net operating income. All violations of debt covenants through September 30, 1992 under the previous debt agreements were waived as part of the restructuring. At December 31, 1993 and 1992, the Corporation was in compliance with the debt covenants.

Subsequent to the restructuring, the Corporation's capital stock consists of the following:

      Class A Nonvoting Common Stock has a $.10 par value. 5,000 shares are authorized, issued and outstanding. Dividends commence to accrue on September 30, 1992 with respect to
each       share of Class A Common Stock at the rate of 8% per
annum of   the liquidation value of $1,000 per share, and compound
      annually. At December 31, 1993 and 1992, the amounts of dividends in arrears were $508,000 ($101.60 per share), and $100,000 ($20 per share), respectively.

      Class B Nonvoting Common Stock has a $.10 par value. 5,000 shares are authorized, unissued and reserved for the
exercise   of warrants to acquire such shares.  Dividends commence
to accrue on September 30, 1992 with respect to each share of Class B Common Stock (whether or not such shares are outstanding) at the rate of 8% per annum of the liquidation value of $360 per share, and compound annually. At December 31, 1993 and 1992, the amounts of dividends in arrears were $182,900 ($36.58 per share), and $36,000 ($7.20 per share), respectively.

      Class C Voting Common Stock has a $1.00 par value.  200
shares     are authorized.  100 shares are issued and outstanding.
      Holders of Class C Common Stock are not entitled to receive dividends. Class C Common Stock has a liquidation value of $1.00 per share. Holders of Class A Common Stock have the right to purchase 100 shares of Class C Common Stock at a price of $1.00 per share.

 7.  Income Taxes

Effective January 1, 1993, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.
7.  Income Taxes (continued)

The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase net income by $1,088,066. For the year ended December 31, 1993, application of the new income tax rules decreased pretax income by $9,494 because of increased depreciation expense as a result of Statement 109's requirement to report assets acquired in prior business combinations at their pretax amounts.

At December 31, 1993, the Corporation has net operating loss carryforwards of approximately $2,080,000 for income tax
purposes that expire 2005 through 2007.    For financial
reporting purposes, a valuation allowance of $395,000 has been recognized to offset the deferred tax assets related to those carryforwards. Net operating loss carryforwards of $2,162,000 were utilized during 1993. This resulted in an increase in deferred tax expense of $735,000. Income taxes paid were $313,000 in 1993 and $110,000 in 1992.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax liabilities and assets as of December
31, 1993 are as follows:

      Deferred tax liabilities:
       Tax over book depreciation              $   428,492
       Prepaid expenses                        19,019
      Total deferred tax liabilities          447,511

     Deferred tax assets:
      Loan costs                              97,053
      Bad debts                               18,362
      Net operating loss carryforwards       717,471
      Alternative minimum tax
       credit carryforward                    45,000
      Total deferred tax assets               877,886
      Valuation allowance on deferred
      tax assets                            (395,000)
     Net deferred tax assets                 482,886

      Net deferred tax assets             $   35,375

      Net current deferred tax asset      $  404,262
      Net deferred tax liability             368,887

                                          $   35,375
7.  Income Taxes (continued)

Significant components of the provision for income taxes attributable to continuing operations are as follows:

                             Liability Method      Deferred Method
                                    1993               1992

Current:
 Federal                     $    46,212           $     239,675
 State                       266,655                     135,325
 Total current               312,867                     375,000

Deferred:
 Federal                     805,354                    -
 State                        29,616                    -
 Total deferred              834,970                    -

 Provision for
  income taxes           $ 1,147,837           $         375,000

The provision for income taxes is higher than that calculated using the federal statutory income tax rate due primarily to the effect of goodwill amortization, state income taxes net of the federal tax benefit, and the federal alternative minimum tax.

8.  Subsequent Event

On February 15, 1994, the Corporation signed a Securities
Purchase Agreement to sell all of the outstanding stock and warrants of the Corporation to Price Communications Corporation for $41 million plus or minus adjustments for working capital and cash flow, as defined in the agreement.
                                 EXHIBIT 2




                     Consolidated Financial Statements

                          Smith Acquisition Corp.

                  Years Ended December 31, 1992 and 1991

                          Smith Acquisition Corp.

                     Consolidated Financial Statements


                  Years Ended December 31, 1992 and 1991



                                 Contents



Audited Consolidated Financial Statements

Consolidated Balance Sheets                              2
Consolidated Statements of Operations                    4
Consolidated Statements of Stockholders' Equity          5
Consolidated Statements of Cash Flows                    6
Notes to Consolidated Financial Statements               7

                          Smith Acquisition Corp.

                       Consolidated Balance Sheets



                                                     December 31
                                                   1992        1991
Assets
Current Assets:
 Cash and cash equivalents                       $986,211    2,627,381
 Accounts receivable, less allowance for
  doubtful accounts of $103,191 and
  $57,715 in 1992 and 1991, respectively  2,951,505   2,927,721
Current portion of program rights         1,850,653   1,721,312
Prepaid expenses and deposits               324,735     152,354
Deferred tax asset
Total current assets                      6,113,104    7,428,768

Property and equipment, net               2,253,045    2,494,425

Other assets:
 Program rights                           1,485,236    1,306,846
Intangible assets and goodwill, net of
  accumulated amortization of $7,302,294
  and $6,558,834 in 1992
  and 1991, respectively                 24,858,830   25,886,817




Total assets                          $ 34,710,215 $ 37,116,856


                                                    December 31
                                                  1992        1991
Liabilities and stockholders' equity
Current liabilities:
 Current portion of program
  contracts payable                 $1,718,257     $  1,647,588
 Current portion of long-term debt   1,009,855        2,757,655
 Accounts payable                      219,395          192,582
Accrued payroll and commissions        128,594          134,960
Accrued interest                       146,625        1,151,642
 Other accrued expenses                561,709          582,201
Income taxes payable                   25,325                -
Total current liabilities            3,809,760        6,466,628

Other liabilities:
 Deferred tax liability
  Long-term debt                   28,842,796       41,496,683
 Long-term portion of program
  contracts payable                 1,335,294        1,124,760
                                   30,178,090       42,621,443
Stockholders' equity:
 Preferred Stock                                -        5,000
 Common Stock Class A                      -              375
 Common Stock Class B                      -            1,125
 Common Stock Class A (new)              500                -
 Common Stock Class C (new)              100                -
Additional paid-in capital         7,601,374        1,395,000
Retained-earnings (deficit)       (6,879,609)     (13,372,715)
                                         722,365      (11,971,215)
Total liabilities and
 stockholders' equity          $  34,710,215   $   37,116,856
See accompanying notes.

                          Smith Acquisition Corp.
                   Consolidated Statements of Operations

                                              Year Ended December 31
                                                1992           1991
Revenues:
 National                               $     8,177,074  $     7,474,916
 Local                                  6,711,958      6,255,092
 Network                                  424,333        456,864
 Other                                    137,365        142,536
                                       15,450,730     14,329,408
Less agency and national
 representative commissions             2,748,712       2,491,196
Net revenues                           12,702,018      11,838,212

Operating expenses:
 Technical                                693,336         631,723
 Programming                            2,526,365       2,721,029
 News                                   1,422,740       1,299,019
 Sales                                    953,832         889,881
 Promotion                                190,892         176,867
 General and administrative             1,275,722       1,109,903
                                        7,062,887       6,828,422
Operating income before
depreciation expense, trade and barter  5,639,131       5,009,790

Trade and barter revenue                  286,800         250,902
Trade and barter expense                (256,174)       (215,244)
Depreciation expense                    (644,463)     (1,122,685)
Operating income                        5,025,294       3,922,763

Other expenses:
 Interest expense                       4,182,256       4,772,473
 Amortization of intangible assets
  and goodwill                            743,460         810,990
 Management fee to affiliated entity      175,000         175,000
                                        5,100,716       5,758,463
Income (loss) before income taxes,
 extraordinary items, and cumulative
 effect of change in accounting
 principle                              (75,422)     (1,835,700)
Income taxes:
 Federal                                239,675               -
State                                   135,325               -
                                        375,000               -
Income (loss) before extraordinary
 items and cumulative effect of change
 in accounting principle               (450,422)     (1,835,700)

Extraordinary items:
 Gain on extinguishment of debt        6,703,853               -

Utilization of net operating loss
  carryforwards                         239,675               -
Cumulative effect of change in
 accounting principle                    6,943,528              -

Net income                            $        6,493,106
$(1,835,700)
See accompanying notes.
Consolidated Statements of Stockholders' Equity (Deficit)

                          Smith Acquisition Corp.
                   Consolidated Statements of Cash Flows

                                              Year Ended December 31
                                              1992          1991
Operating activities
Net income                             $ 6,493,106   $(1,835,700)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Cumulative effect of change in
   accounting principle
  Extraordinary gain                   (6,703,853)            -
Depreciation and amortization of
   property and equipment and
   intangible assets                    1,387,923     1,933,675
Amortization of program rights          1,832,902     2,102,439
Interest converted to long-term debt    2,009,077     2,071,930
(Gain) loss on sale of equipment            7,606        49,657
Trade and barter revenues                (285,800)     (250,902)
Trade and barter expenses                 256,174       215,244
Payments for program rights            (1,773,958)   (1,659,947)
Provision for deferred income taxes
Changes in operating assets and liabilities:
 Increase in accounts receivable         (23,784)     (574,346)
Decrease in prepaid expenses and deposits 65,842        19,975
Decrease in accounts payable and
  accrued expenses                      (985,740)     (169,996)
Net cash provided by operating activities 2,278,495   1,902,029

Investing activities
Purchase of property and equipment      (416,241)   (392,174)
Proceeds from sale of equipment            5,550       8,465
Increase in intangible assets
Net cash used in investing activities   (410,691)   (383,709)

Financing activities
Principal payments on long-term debt   2,758,017)     (9,408)
Payments for restructuring fees         (750,957)   (271,077)
Net cash used in financing activities (3,508,974) (280,485) Decrease in cash and cash equivalents (1,641,170) (1,237,835)

Cash and cash equivalents
 at beginning of year                  2,627,381   1,389,546

Cash and cash equivalents at end of year $ 986,211  $2,627,381
See accompanying notes.
                          Smith Acquisition Corp.

                Notes to Consolidated Financial Statements

                             December 31, 1992


1.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Smith Acquisition Corp. (Corporation) and its wholly-owned subsidiary, WHTM-TV, Inc. (WHTM-TV). All significant intercompany transactions and balances have been eliminated.

Program Rights

Program rights represent rights under contract to telecast certain events or shows. The rights and the related contract liabilities are recorded on a gross basis when available for use. The program rights are amortized using accelerated rates over the term of the respective contract. The current portion of program rights represents management's estimate of amortization for the succeeding year. Based on management's expectations of program usefulness, unamortized cost may be written down to net realizable value. During 1991, the Corporation wrote down two programs by approximately $216,000.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line.

Intangible Assets

Intangible assets and goodwill are being amortized generally over a forty-year period using the straight-line method.

Income Taxes

The Corporation files a consolidated federal return with WHTM-TV and separate state tax returns. At December 31, 1992 the Corporation had unused net operating loss carryforwards for accounting purposes of approximately $4,258,000, which expire through 2006. For tax purposes, the Corporation had unused net operating loss carryforwards of approximately $3,872,000, which expire through 2006. The difference is principally due to accelerated tax depreciation and accrued liabilities for financial reporting purposes which are not deductible for tax purposes. Income taxes paid were $110,000 in 1992 and $-0 in 1991.



Cash Equivalents

The Corporation considers investments with a maturity of three months or less when purchased to be cash equivalents.

2.  Concentration of Credit Risk

The Corporation sells advertising spots to a broad range of national and local advertising agencies. No individual customer's balance typically exceeds 10% of total receivables. The Corporation performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

3.  Property and Equipment

Property and equipment consisted of the following:

                                              December 31
                                           1992         1991

      Land                             $  233,665    $  233,665
     Buildings                           973,018       973,018
     Equipment                         6,035,739     5,889,592
     Furniture and fixtures              472,161       428,792
     Vehicles                            263,540       232,331
                                       7,978,123     7,757,398
     Less accumulated depreciation     5,725,078     5,262,973

                                         $  2,253,045  $  2,494,425

                          Smith Acquisition Corp.

4.  Long-Term Debt

Long-term debt consisted of the following (see Note 6):

                                               December 31
                                            1992         1991
Term loan due June 30, 1994;
 interest at 2.0% over prime
(8.00% at December 31, 1992) (a)   $ 19,038,714   $21,261,223

Senior secured notes; interest
 at 11.15% payable quarterly;
due June 30, 1994 (a) (d)            4,477,315      5,000,000

Senior subordinated notes subsequent
 to restructuring (see Note 6);
 interest at 10.5%; interest and
 principal payable in full
 September 30, 1997; includes
 deferred interest of $136,500 at
 December 31, 1991 (b) (d)            1,300,000              -
Junior subordinated notes subsequent
 to restructuring (see Note 6);
 interest at 9.0%; interest and
 principal payable in full
 September 30, 1997; includes
 deferred interest of $450,000 at
 December 31, 1991 (c) (d)            5,000,000

Capitalized lease obligations            36,622         49,057
                                     29,852,651     44,254,338
     Less current portion             1,009,855      2,757,655

                                   $ 28,842,796     $41,496,683

(a)   The term loan and the senior secured notes (collectively,
the       "senior debt") are secured by a first priority interest
in         substantially all of the assets of the Corporation and
WHTM-TV       and the pledge of all of the outstanding common
stock of the       Corporation.  The senior debt is guaranteed by
WHTM-TV.

(b)   The senior subordinated debt is subordinate to the senior
debt       and is secured by a pledge of the outstanding common
stock of       WHTM-TV and is guaranteed by WHTM-TV.

(c) The junior subordinated debt is subordinate to the senior debt and senior subordinated debt and is guaranteed by WHTM-TV (which guarantee is subordinate to WHTM-TV guarantee to the senior subordinated lenders).

(d) Subsequent to the restructuring, the senior secured notes, senior subordinated notes, and the junior subordinated debt are held by owners of the Corporation's Class B Common Stock warrants.

At December 31, 1992, the aggregate maturities of long-term debt, including capitalized lease obligations by year are as follows:

                 1993                                    $   1,009,855
                 1994                                  22,522,971
                 1995                                       9,493
                 1996                                      10,332
                 1997                                       6,300,000

                                                           $29,852,651


The Corporation is currently pursuing alternate sources of financing to repay the term loan senior notes which become due and payable in June 1994.

The Corporation incurred interest expense as follows:

                                              Year Ended December 31
                                                1992           1991

Senior bank debt                $       1,699,756     $  2,081,680
Senior secured notes                 543,594          557,500
Senior subordinated notes
 prior to restructuring              790,151          945,583
Senior subordinated notes
 subsequent to restructuring          34,125                -
 Junior subordinated notes prior
 to restructuring                  1,002,130        1,187,710
Junior subordinated notes
 subsequent to restructuring         112,500                -
                                 $      4,182,256     $  4,772,473
Interest paid was $2,891,518 and $2,891,067, and interest converted to long-term debt was $2,009,077 and $2,071,930 for the years ended December 31, 1992 and 1991, respectively.

During 1991, the Corporation incurred a capital lease obligation of $44,014 to acquire equipment.


5.  Program Contracts Payable

WHTM-TV has entered into long-term, noninterest-bearing contracts for program rights requiring payments through 1995. Contracts entered into totaled $1,046,830 in 1992 and $1,159,832 in 1991.

As of December 31, 1992 commitments under these contracts are due as follows:

             1993                                $ 1,718,257
             1994                                    657,100
             1995                                    612,772
             1996                                     54,916
             1997                                10,506

                                                 $ 3,053,551

6.  Recapitalization and Debt Restructuring

On September 30, 1992, the Corporation finalized a comprehensive restructuring. The term loan and senior secured notes of $5,000,000 were modified to extend the maturity dates to June 30, 1994. Principal payments of $2,121,309 and $498,885, respectively, were made on these loans on September 30, 1992. Interest, scheduled principal, and mandatory principal payments are payable quarterly. A final payment of the remaining amount due is required on June 30, 1994. The interest rate on the term loan increased to prime plus 2.0%, while the senior secured notes' interest rate remained at 11.15%. Additionally, the Corporation has been released from the senior secured and senior subordinated makewell and assumption agreements, in which the Corporation had guaranteed the debt of another company.

Senior subordinated notes prior to of $5,000,000 were exchanged for $5,000,000 of junior subordinated notes. The notes bear interest at 9% compounded annually with all principal and interest payable in full on September 30, 1997. $1,300,000 of accrued and unpaid interest on the original note was exchanged for $1,300,000 of senior subordinated notes subsequent to restructuring. The notes bear interest at 10.5% compounded annually with all principal and interest payable in full on September 30, 1997.
The remaining accrued and unpaid interest of $2,248,292 ($954,668 at December 31, 1991) and 1,500 shares of Class B Common Stock, also owned by the holders of the senior subordinated debt, were exchanged for warrants to acquire 5,000 shares of new Class B Nonvoting Stock. The warrants are exercisable through December 31, 2020 at a price of $.10 per share.

Junior subordinated notes prior to restructuring of $5,600,000 plus accrued and deferred interest of $6,091,518 ($5,089,390 at December 31, 1991) along with 9,750 shares of Class B Common Stock and 5,000 shares of preferred stock, owned by the holders of the junior subordinated notes, were exchanged for 5,000 shares of new Class A Nonvoting Stock.

The minority holders of the original Class A Voting Common Stock transferred and assigned all of their shares to the majority holder of original Class A Voting Common Stock. The majority holder of Class A Voting Common Stock exchanged all of its stock for 100 shares of new Class C Voting Stock.

As a result of this restructuring, the Corporation recognized an extraordinary gain of $6,703,853 in 1992. The recapitalization and restructuring were not taxable under current Internal
Revenue Service regulations.

The Corporation's debt agreements contain many covenants, the most restrictive of which restrict the Corporation's ability to incur additional debt, enter into leases, acquire property and equipment, issue additional shares of common stock or pay dividends, and require the maintenance of certain levels of net operating income. All violations of debt covenants through September 30, 1992 under the previous debt agreements were waived as part of the restructuring. At December 31, 1992 the Corporation was in compliance with the debt covenants.

Subsequent to the restructuring, the Corporation's capital stock consists of the following:

      Class A Nonvoting Common Stock has a $.10 par value. 5,000 shares are authorized, issued and outstanding. Dividends commence to accrue on September 30, 1992 with respect to
each       share of Class A Common Stock at the rate of 8% per
annum of   the liquidation value of $1,000 per share, and compound
      annually.

      Class B Nonvoting Common Stock has a $.10 par value. 5,000 shares are authorized, unissued and reserved for the
exercise   of warrants to acquire such shares.  Dividends commence
to accrue on September 30, 1992 with respect to each share of Class B Common Stock (whether or not such shares are outstanding) at the rate of 8% per annum of the liquidation value of $360 per share, and compound annually.

      Class C Voting Common Stock has a $1.00 par value.  200
shares     are authorized.  100 shares are issued and outstanding.
      Holders of Class C Common Stock are not entitled to receive dividends. Class C Common Stock has a liquidation value of $1.00 per share. Holders of Class A Common Stock have the right to purchase 100 shares of Class C Common Stock at a price of $1.00 per share.