Form 10-Q/A
period 1994-09-30
PRICE COMMUNICATIONS CORP
filed 1994-11-18
CIK 355787

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q/A

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

9,964,792 shares of Common Stock, par value $.01 per share, outstanding as of September 30, 1994.
                       Page 1 of 13 Pages.

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

(f) Adjust income taxes for WTHM's inclusion in Price Communications' consolidated federal tax return. State taxes are also eliminated by inclusion of expense allocations on WHTM's books.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
PRO FORMA COMBINED STATEMENT OF OPERATIONS
UNAUDITED
FOR THE TWELEVE MONTHS ENDED DECEMBER 31, 1993

                         PURCHASED                 SOLD
          As Reported                   Radio
          By   Price     WHTM-TV(a)     Stations       Other     Adjustments

Revenue   $26,010,294    $15,117,195    ($11,623,017)  ($813,932)     -

Agency and representatives' commissions
            3,220,102      2,608,252      (1,351,125)    (40,179)     -

 Net
 revenue   22,790,192     12,508,943     (10,271,892)   (773,753)     -

Operating
 expenses  16,334,761      6,698,389      (8,226,346)   (623,929)     -
Corporate
 expenses   3,648,524         -              -              -         -
Other (income)
expenses
 - net        539,289        150,389           8,650     (75,162) (175,000)(d)
Interest
 expense    1,485,389      2,518,879    -              -        (2,091,748)(a)
Depreciation &
amortization
            2,343,015      1,203,348        (834,346)   (337,577)  640,955(b)(c)
Amortization of
debt
discount      766,075         -              -              -         -
Unrealized noncash loss on marketable securities
              145,884         -
Share of loss of partially owned companies
            1,118,293         -              -              -         -

  Income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle
           (3,591,038)     1,937,938      (1,219,850)    262,915 1,625,793
Income tax
 expense     (123,885)    (1,147,837)   -              -         1,147,837(e)

                                             ProForma
                                             Combined

Revenue                                      $28,690,540

Agency and representatives' commissions        4,437,050

Net
 revenue                                      24,253,490

Operating
 expenses                                     14,182,875

Corporate
 expenses                                      3,648,524

expenses
 - net                                           448,166

Interest
 expense                                       1,912,520

amortization                                   3,015,395

Amortization of
debt
discount                                         766,075

Unrealized noncash loss on marketable securities 145,884

Share of loss of partially owned companies     1,118,293

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle

                                                (984,242)

Income tax
 expense                                        (123,885)




  Loss before extraordinary item
           (3,714,923)       790,101      (1,219,850)   262,915  2,773,630

Extraordinary item, net of income tax
            2,010,332         -              -              -    -

Cumulative effect of change in accounting principle

          -                1,088,066         -              -    -

  Net income
 (loss)   ($1,704,591)    $1,878,167    ($1,219,850)   $262,915 $2,773,630

Net loss per share
               ($0.14)

Average shares outstanding
           12,109,583

(a) Adjust interest expense to the amount calculated under the Line of Credit with Bank of Montreal. Price originally borrowed $45 million under the Line of Credit and immediately repaid $22.5 million on the Line of Credit with the net proceeds from the sale of WIRK/WBZT, West Palm Beach, FL. The interest rate assumed is 8.5% (rate as of September 30, 1994)
               Outstanding Line of Credit              $22,500,000
               Interest rate                                  8.5%
               Twelve months of interest               $ 1,912,500

(b) Adjust goodwill amortization to reflect the purchase of WHTM-TV: amortize over 40 years.
               Amortization in WHTM's financials          $743,460
               Adjustment                                 $366,678
               Twelve months of amortiztion             $1,110.138
(c) Adjust to include depreciation on the excess of the appraised value over the net book value of the property and equipment.
               Depreciation in WHTM's financials          $459,888
               Additional depreciation                    $274,277
               Twelve months of depreciation              $734,165
(d)  Eliminate management fee paid to previous owner.
(e)  Adjust income taxes for WTHM's inclusion in Price
Communications' consolidated federal tax return. State taxes are also eliminated by inclusion of expense allocations on WHTM's books.
                                                            ProForma
                                                            Combined

Loss before extraordinary item                             (1,108,127)

Extraordinary item, net of income tax                       2,010,332

Cumulative effect of change in accounting principle         1,088,066

Net income (loss)                                          $1,990,271

Net income (loss) per share                                     $0.16

Average shares outstanding                                 12,109,583



























PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PRO FORMA COMBINED BALANCE SHEET
UNAUDITED

AS OF SEPTEMBER 30, 1994


                                                         SOLD

                              As Reported    Radio
                              By   Price     Stations       Other  Adjustments

ASSETS

Current Assets:
  Cash and cash equivalents    $823,662 $24,362,443   1,555,404 ($22,500,000)(a)
  Accounts receivable, net    5,629,761  (1,242,398)        -         -
  Film broadcast rights       2,063,928      -              -         -
  Escrow deposits             1,000,000      -              -         -
  Prepaid expenses and other  1,731,739     (47,798)        -         -

 Total current assets        11,249,090   23,072,247   1,555,404  (22,500,000)

Property and equipment, at cost,
  less accumulated depreciation
                             15,554,730   (1,808,065) (1,533,750)      -
Broadcast licenses and other intangible assets,
  less accumulated amortization
                             57,005,175   (7,240,582)
Noncurrent film broadcast rights
                              2,442,587           -              -         -
Noncurrent notes receivable   1,215,000           -              -         -
Other assets                    241,348           -              -         -

Reorganization value in excess of amounts allocable to
 identifiable assets, less amortization
                              1,040,536           -              -         -


Total assets                $88,748,466  $14,023,600     $21,654 ($22,500,000)



                                                       ProForma
Current Assets:                                        Combined

  Cash and cash equivalents                            $4,241,509
  Accounts receivable, net                              4,387,363
  Film broadcast rights                                 2,063,928
  Escrow deposits                                       1,000,000
  Prepaid expenses and other                            1,683,941

Total current assets                                   13,376,741
Property and equipment, at cost,
  less accumulated depreciation                        12,212,915

Broadcast licenses and other intangible assets,        49,764,593
  less accumulated amortization

Noncurrent film broadcast rights                        2,442,587

Noncurrent notes receivable                             1,215,000

Other assets                                              241,348

Reorganization value in excess of amounts allocable to
 identifiable assets, less amortization                 1,040,536

Total assets                                          $80,293,720
 Total current assets
















                                                    SOLD

                              As Reported    Radio
                              By   Price     Stations       Other  Adjustments

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and
   accrued expenses           $1,982,732   ($230,550)        -    -
  Accrued interest               136,001      -              -    -
Current portion of long-term debt
                              23,109,235     -              -    (22,500,000)(a)
Other current liabilities      3,007,027      -              -    -

Total current liabilities     28,234,995    (230,550)             (22,500,000)

Long-term debt                21,912,850          -              -    -
Other Liabilities              4,872,338          -              -    -

Shareholders' equity:

  Common stock, par
  value $.01 per share            99,647          -              -    -
  Additional paid-in capital  32,525,944          -              -    -
  Accumulated earnings
  (deficit)                    1,102,692     14,254,150     21,654    -
                              33,728,283     14,254,150     21,654    -

Total liabilities
  and shareholder equity    $88,748,466  $14,023,600   21,654   ($22,500,000)


(a) Adjust current portion of long-term debt for the repayment of $22.5 on the Line of Credit with BMO from the proceeds of the West Palm Beach radio station sale.







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


                              PRICE COMMUNICATIONS CORPORATION



Dated:  November 17, 1994       By /s/Robert Price


                                   Robert Price
                                   President and Chief
                                   Financial Officer