Form 10-K
period 1994-12-31
PRICE COMMUNICATIONS CORP
filed 1995-01-27
CIK 355787

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to ______________

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

Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
Title of each class                             on which registered
- -------------------                             ---------------------

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

Yes   X           No
    -----           -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the
filing requirements for the past 90 days.  YES   X    NO      .
                                               -----     -----

                              Page 1 of ____ Pages
                     The Exhibit Index Appears on Page ___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /



                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY


         Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the American Stock Exchange ("AMEX") on January 23, 1995 ($6 3/8 as reported in the Wall Street Journal): approximately $15.5 million. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, executive officers and principal shareholders of the Company; certain of such persons disclaim that they are affiliates of the Company.)

         Indicate the number of shares outstanding of each of the Company's classes of common stock as of the latest practicable date:

         8,972,445 shares of Common Stock, par value $.01 per share, were outstanding as of January 23, 1995.


                  DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                     PART I

Item 1.  Business.

GENERAL

         The Company is a nationwide communications company whose current primary business is owning and operating television stations through wholly-owned indirect subsidiaries. The Company's television properties currently consist of one ABC affiliated television station, WHTM-TV (which was acquired by the Company during September 1994), serving Harrisburg/Lancaster/ Lebanon/York, Pennsylvania; and three NBC affiliated television stations, KSNF-TV, serving Joplin, Missouri/Pittsburg, Kansas; KJAC-TV, serving Beaumont/Port Arthur, Texas; and KFDX-TV, serving Wichita Falls, Texas/Lawton, Oklahoma. During 1994, the Company sold its three AM and three FM radio stations serving the Fort Wayne, Indiana; Buffalo, New York; and West Palm Beach, Florida markets. The Company intends to continue to investigate potential media acquisitions involving television and radio properties and, possibly, outdoor advertising and newspapers.

         The Company's business strategy is to acquire communications properties at prices it considers attractive, finance such properties on terms satisfactory to it, manage such properties in accordance with its operating strategy and dispose of them if and when the Company determines such disposition to be in its best interest. See "Recent Developments" regarding sales and acquisitions of properties since the beginning of 1994. For the foregoing reasons, the results of the Company's historical operations are not comparable to or indicative of results in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company was organized in New York in 1979 and began active operations in 1981. Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RECENT DEVELOPMENTS

         In February, 1994, the Company entered into an agreement to purchase WHTM-TV, Channel 27, serving Harrisburg/Lancaster/ Lebanon/York, Pennsylvania, the nation's 44th largest television market, at a purchase price based (subject to adjustment) on a 7.25 multiple of the station's cash flow during a 12-month period preceding the closing. The purchase was consummated on September 16, 1994, at which time the Company paid cash consideration of approximately $47 million plus a $4 million working capital adjustment. The funds utilized to make such acquisition were principally supplied under an amended and restated line of credit agreement (the "Amended Line of Credit") with Bank of Montreal.

         The Amended Line of Credit provided a seven year revolving credit facility of up to $45 million, which amount is permanently reduced periodically over its term. On October 17, 1994, the net proceeds from the sale of the Company's radio stations in West Palm Beach, Florida, were used to repay $22.5 million of borrowings under the Amended Line of Credit, at which time the facility was reduced to $22.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         During 1994, the Company consummated the sale of all of its radio properties as described below (see Note 3 of Notes to Consolidated Financial Statements), realizing gains on such dispositions and utilizing the proceeds of such sales principally to reduce indebtedness. The Company continues to investigate acquisitions of media properties and may reenter radio broadcasting.

         On April 14, 1994, the Company sold substantially all of the assets of radio stations WWKB-AM and WKSE-FM in Buffalo, New York, for $5 million in cash. A pre-tax gain of approximately $3.2 million was recognized on the sale.

         On October 17, 1994, the Company sold substantially all of the assets of radio stations WBZT-AM and WIRK-FM, West Palm Beach, Florida, for approximately $23 million in cash. The Company realized a pre-tax gain of approximately $13.5 million on this transaction.

         On November 11, 1994, the Company sold substantially all of the assets of radio stations WOWO-AM, Fort Wayne, Indiana and WOWO-FM, Huntington, Indiana for approximately $2.3 million in cash. The Company recognized a pre-tax gain of approximately $.8 million on this transaction.

         In addition to the radio dispositions, the Company sold certain other properties during 1994 (see Note 3 of Notes to Consolidated Financial Statements), as follows:

         During February 1994, the Company sold its outdoor advertising business for a total sales price of $875,000, including $200,000 cash and a note from the buyer for $675,000. A pre-tax loss of approximately $350,000 was recognized in connection with the sale.

         On May 20, 1994, the Company sold to TLM Corporation, a former majority owned subsidiary of the Company, all of the capital stock of Eimar Realty Corporation, the sole asset of which is a Nashville, Tennessee office building, for a total purchase price of $815,000 including $275,000 in cash and a note from the buyer for

$540,000. The Company had attempted unsuccessfully to find an unrelated buyer for the Eimar property during the approximately two years preceding such sale. A de minimis gain was recognized on the sale.

         On October 28, 1994 the Company sold its building in Red Bank, New Jersey for $1.7 million in cash. The Company realized a small gain on the sale.

         Prior to 1994, the Company had written off its investment in Fairmont Communications Corporation ("Fairmont"), which had filed for relief under Chapter 11 of the U.S. Bankruptcy Code, with the result that the Company's carrying value in such investment was zero. In January 1994, the Company entered into a settlement agreement with the various parties to the Fairmont bankruptcy proceedings whereby the Company agreed to desist in its challenge to the Fairmont plan of reorganization, Fairmont reimbursed the Company for $300,000 of legal fees previously incurred by the Company in connection with such bankruptcy proceeding, and, as an incentive to the manager of the Fairmont properties to maximize recovery, the Company agreed that any excess over a recovery of $5 million by the Company from the sale of Fairmont's properties would be split with such manager. Although the exact amount of any such recovery is uncertain at this time, the Company believes it will receive a cash payment of approximately $7 million in respect of such sale shortly, and anticipates that it may receive a smaller additional payment in the future upon the resolution by Fairmont of various state tax issues. See "Interests in Fairmont" below.

         Due to the developments described above, the Company's historical results of operations should not be regarded as indicative of its future results.

SEGMENT DATA

         See Note 13 of Notes to Consolidated Financial Statements for segment data concerning the Company's television, radio and other operations. The Company's television and radio segments contributed 70 percent and 30 percent, respectively, of the Company's net revenue for the year ended December 31, 1994. The Company sold 75 percent of its interest in The New York Law Publishing Company at the end of 1992, and during 1993 accounted for its remaining 25 percent interest (which was disposed of during 1993) as an investment under the equity method of accounting. For the year ended December 31, 1993, the Company's television, radio, and other segments contributed 52 percent, 45 percent and 3 percent, respectively. For the year ended December 31, 1992, the Company's television, radio, and publishing and other segments contributed 21 percent, 17 percent and 62 percent, respectively.

ACQUISITIONS AND DIVESTITURES

         Through its history, the Company has actively acquired and divested broadcasting and other properties. In pursuing its acquisition and divestiture strategy, the Company has no fixed formula for determining the purchase price of properties it seeks. With respect to media properties, to date, the Company generally concentrates its acquisition activities on properties that have a history of generating Media Cash Flow (operating profits before deductions for interest, depreciation, amortization and income taxes) or properties that have potential for growth. In seeking acquisitions of media properties, the Company generally gives greater weight to a property's Media Cash Flow than to its net income, because such Media Cash Flow is a standard widely used in the industry to evaluate media properties. The Company's strategy is to seek properties that can be purchased at attractive multiples of "trailing" Media Cash Flow, the Media Cash Flow for the twelve months immediately prior to such acquisition, either in anticipation that such Media Cash Flow will continue at historical levels, or in anticipation that the Company will be able to improve it. However, the Company may consider acquiring properties without such cash flow if it believes them to have sufficient potential for growth or to otherwise be consistent with the Company's objectives.

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

         To finance its acquisitions and to provide funds for other purposes, the Company may consider using a variety of sources, including borrowings from banks and other institutional lenders, the proceeds of debt sold to the public, seller financing, convertible preferred stock and common stock issued by the Company or its subsidiaries, and cash on hand. Historically, the Company often acquired properties through newly organized subsidiaries, based on the credit of the properties being acquired or by borrowing or issuing securities at the parent company level.

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

INTERESTS IN FAIRMONT

         In connection with the sale in 1987 of seven radio stations to Fairmont for an aggregate sale price of $120 million, the Company loaned $50 million to Fairmont (the "Fairmont Notes") and acquired a 27% equity interest in Fairmont. On August 28, 1992, Fairmont filed for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. The Fairmont Notes owned by the Company and the Company's equity investment in Fairmont had no book value as of December 31, 1994.

         By order dated September 10, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Chapter 11 plan of reorganization (the "Fairmont Plan") for Fairmont and the Fairmont Subsidiaries. Essentially, the Fairmont Plan provided for the orderly liquidation of the assets of Fairmont and the Fairmont Subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. In January 1994, the Company entered into a settlement agreement with the various parties to the Fairmont bankruptcy proceedings whereby the Company agreed to desist in its challenge to the Fairmont Plan, Fairmont reimbursed the Company for $300,000 of legal fees previously incurred by the Company in connection with such bankruptcy proceeding, and, as an incentive to the manager of the Fairmont properties to maximize recovery, the Company agreed that any excess over a recovery of $5 million by the Company from the sale of Fairmont's properties would be split with such manager. Although the exact amount of any such recovery is uncertain at this time, the Company believes it will receive a cash payment of approximately $7 million in respect of such sale shortly, and anticipates that it may receive a smaller additional payment in the future upon resolution by Fairmont of various state tax issues.

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

         Within each radio market, the Company historically targeted key demographic groups (determined by age and/or sex), based on advertiser demand and the nature of competition in the market. Research was periodically conducted by outside consultants to help refine and improve the programming of each station, and the Company attempted to direct its sales efforts, both local and national, to obtain the largest possible share of advertising budgets. Although broadcast ratings normally reflect all listeners in a market and the Company's stations may have performed well in the overall ratings, the Company's emphasis was on superior performance in the targeted demographic group, which it believed could result in substantial improvement in revenues and Media Cash Flow by attracting advertisers interested in reaching the target groups. The Company also sought to generate radio revenues through promotional events and print-media tie-ins, techniques that may be particularly important as a station grows more successful and its ability to increase the number of commercials sold becomes more limited.

THE TELEVISION BROADCASTING INDUSTRY

         Television station revenues are primarily derived from local, regional and national advertising and from compensation paid by television networks for the local broadcast of network programming, with a small percentage of revenue sometimes obtained from studio rental and programming-related activities. The primary costs involved in owning and operating television stations are salaries, programming, promotion, depreciation and amortization, and selling expenses.

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

         For most network programming that is broadcast by a network affiliate, the network pays the affiliate compensation, which varies in amount depending upon the time of day during which the program is broadcast. "Prime-time" programming (7 to 11 P.M. E.S.T. Sundays and 8 to 11 P.M. E.S.T. other days) generally earns the highest rates. Recent trends indicate a general increase in network compensation levels, and the Company has been attempting to negotiate increased compensation levels under its network affiliation agreements. In addition, a network often allocates portions of advertising time during network broadcasts for direct sale by the local station to advertisers and these time slots have generally been increasing.

         While revenues are spread over the calendar year, the first quarter generally reflects the lowest and the fourth quarter the highest revenue for the year. The increase in retail advertising each fall in preparation for the holiday season, combined with political advertising in election years and new fall television programming, tend to increase fourth quarter revenues.

         A significant portion of the programs broadcast by the Company's television stations is provided by their networks. Programming costs are generally lower for network affiliates than the independent television stations, and network programs generally achieve higher ratings than non-network programs. The Company's television stations also acquire programs from non- network sources. Programs obtained from non-network sources usually consists of syndicated television shows, some of which have been shown previously on a network, and feature films.

         The competitive position of a network affiliated television station is significantly affected by viewer acceptance of the network's programs. Network affiliation agreements have historically generally been for a term of one or two years (although the recent trend has been toward longer terms), and are generally renewed automatically. A network affiliate may reject particular network programs, which might then be offered to other stations in the area.

         Competitive factors, in addition to management experience, include a station's authorized transmitter power and antenna location, assigned frequency, network affiliation, carriage of the station's signal on local cable television systems, viewer acceptance of network and local programming and the strength of local competition. Generally a television broadcasting station in one market does not compete with stations in another market.

         During the past several years, there has been a steady growth of cable communications and a significant liberalization of FCC rules which allow cable systems, satellite master antenna systems, and MMDS services located in areas served by the stations to provide additional program choices. Additionally, direct broadcast satellite service is increasingly being made available on a nationwide basis. Moreover, the FCC has begun to issue authorizations for telephone companies to offer "video dialtone" service that will be similar in nature to that provided by cable communications systems. By federal statute, local telephone companies have been precluded from providing cable television service within their local service areas. However, several U.S. Courts of Appeals have ruled that the federal statutory ban is unconstitutional. To date, the existence of additional program services has not had a demonstrably adverse effect upon the Company's television stations.

         The FCC has adopted "must carry" and "retransmission consent" rules at the direction of Congress pursuant to the 1992 Cable Television Consumer Protection and Competition Act. Under this new regulatory regime, virtually all cable systems that carried the Company's television stations have continued to do so. Some systems have agreed to provide compensation to the Company's television stations in return for carriage on the cable system under the new regulations, although such compensation is not substantial. A number of cable television entities have appealed the must carry and retransmission consent rules. A three- judge panel of the U.S. District Court for the District of Columbia upheld the rules, but the U.S. Supreme Court decided to review the ruling and heard oral argument in January 1994. A decision by the Court is expected during 1995. In any event, the Company believes that cable subscriber demand for programming carried by the Company's television stations makes it unlikely that the stations will cease to be carried by cable systems served by those stations, even in the absence of must carry rules.

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

THE RADIO BROADCASTING INDUSTRY

         As indicated above, the Company sold during 1994 all of its radio properties, although it continues to investigate possible radio acquisitions and may reenter radio broadcasting. Virtually all of the revenue of a radio station is derived from local and national advertising, and to a minor extent from network compensation. Local sales are made by a station's sales staff. National sales are made by a national "rep firm", specializing in radio advertising sales on the national level, which is compensated on a commission-only basis. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the market area. A station's listenership is reflected in rating service surveys of the number of radios tuned to the station at various times. The primary costs incurred in owning and operating radio stations are salaries, programming, depreciation and amortization, promotion and advertising, rental of premises for studios and transmitting equipment, music license royalty fees and selling expenses.

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

FEDERAL REGULATION OF BROADCASTING

         Television and radio broadcasting (as well as some other potential communications investments of the Company) are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended ("Communications Act"). The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC. Legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. During the 103rd Congress, legislation involving major revisions to the Communications Act passed the House of Representatives but was not acted on by the Senate. It is expected that one or more bills proposing a comprehensive revision of the Communications Act will be given substantial attention in the 104th Congress. The Company cannot predict the effect of any such new legislation or amendments on the Company.

         Television licenses are issued and renewable for terms of five years. The Company's licenses have the following expiration dates, until renewed:

                 KSNF-TV . . . . . . . . . . . . . .   February 1, 1998
                 KJAC-TV . . . . . . . . . . . . . .   *
                 KFDX-TV . . . . . . . . . . . . . .   August 1, 1998
                 WHTM-TV . . . . . . . . . . . . . .   August 1, 1999


             * The license term for KJAC-TV was to have expired on August 1, 1993. KJAC-TV filed a timely application for renewal, thereby extending the license term until action is taken on the renewal application. That application remains pending due to a viewer complaint about the Phil Donahue program. The Company expects the station's license to be renewed during 1995 for a term ending August 1, 1998.

         In the vast majority of cases, broadcast licenses are renewed by the FCC. Current FCC regulations permit cognizable ownership by one entity of up to 12 television stations, 20 FM radio stations and 20 AM radio stations. With respect to television stations, however, there is an additional ownership limit based on audience reach. Under the audience reach limitation, an entity may acquire cognizable ownership interests in up to 12 television stations only if the aggregate number of television households reached by the television stations does not exceed 25% of the national television household audience as determined by the Arbitron ADI market rankings. The percentage of the national television household audience reached by the Company's television stations is significantly under these limitations. On December 15, 1994, the FCC commenced a rulemaking proceeding to review its television ownership rules. The FCC has proposed to relax its national ownership limitations with regard to the number of stations an entity may own and to permit a higher national audience reach. Any new rules are not likely to take effect until late 1995 or early 1996. The Company is unable to predict at this time the impact of this initiative on its television broadcast operations.

         The FCC's rules generally prohibit the common ownership of a television station and an AM radio station, an FM radio station or general circulation daily newspaper in the same market, although ownership of up to two AM and two FM stations is generally permitted. Ownership of a CATV system and television station in the same market is also prohibited. These rules apply to entities such as the Company, that seek new authorizations or approval of a transfer of an existing combination. The FCC has relaxed its ownership restrictions such that common ownership of television and radio stations may be permissible in the 25 largest markets. In its review of the television ownership rules, the FCC has proposed to relax or eliminate the current restriction outside the 25 largest markets on common ownership of a television station and radio stations in the same market and has also proposed to permit common ownership of two television stations in some large markets. Any new rules are not likely to take effect until late 1995 or early 1996. The Company is unable to predict at this time the impact of these initiatives on its television broadcast operations.

         The FCC requires the attribution to a broadcast company not only of licenses held by the Company, but also of licenses attributable to its officers and directors and certain of its stockholders and their affiliates, such that there would be a violation of FCC regulations where such an officer, director, stockholder or stockholder's affiliate together held attributable interest in more than the permitted number of stations on a nationwide or local market basis. The Company's By-Laws state that the Board of Directors shall prohibit any voting or transfer of its capital stock, including its Common Stock, which would cause the Company to violate the Communications Act or FCC regulations.

         The foregoing is only a brief summary of certain provisions of the Communications Act and the regulations of the FCC. Reference is made to the Communications Act, FCC regulations and the public notices promulgated by the FCC for further information. The Company is unable to predict what impact, if any, changes in these laws would have on its operations.

EMPLOYEES

         As of December 31, 1994, the Company employed approximately 222 full time persons at its television stations. The stations have not experienced any significant labor problems under the Company's ownership and the Company considers its labor relations on the whole to be good.

         The Company relies on experienced managers for its broadcasting operations, who are given considerable authority at the local level. Where appropriate, the Company has also hired new management in an effort to improve the operations of a particular property.

ITEM 2.  PROPERTIES.

         The Company and its subsidiaries own their studio and production facilities and own or lease space for other offices, antenna sites and certain equipment for each of its stations. The Company believes that its other facilities are suitable and adequate for carrying on its broadcasting and other operations and that no major capital improvements will be necessary over the next year. (See Note 16 of the Notes to Consolidated Financial Statements for information on minimum lease payments of the Company and its subsidiaries for the next five years.)

ITEM 3.  LEGAL PROCEEDINGS.

         None.

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


                                                                                      Executive
 Officer's Name                        Age        Position                            Officer Since
 --------------                        ---        --------                            -------------
 Robert Price                          62         President, Chief Executive             1979
                                                  Officer and Treasurer

 Kim I. Pressman                       38         Executive Vice President and           1984
                                                  Secretary

 Bill Bengtson                         63         Senior Vice President/Television       1989

 James Lyndon Kreps                    34         Vice President and Controller          1995

         Robert Price (Director, President, Chief Executive Officer and Treasurer of the Company), an attorney, is a former General Partner of Lazard Freres & Co. He has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. After leaving public office, Mr. Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Mr. Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Mr. Price is also a Director and President of TLM Corporation, and a Director and President of PriCellular Corporation.

         Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Before assuming her present office as Executive Vice President and Secretary in October 1994, Ms. Pressman was Vice President and

Treasurer of the Company from November 1987 to December 1989, and Senior Vice President of the Company from January 1990 to September 1994. She was also Secretary of the Company from July 1989 to February 1990. Ms. Pressman was Vice President- Broadcasting and Vice President, Controller, and Assistant Treasurer of the Company from 1984 to October 1987. Prior to joining the Company in 1984, Ms. Pressman was employed by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting Division of Dun & Bradstreet Company, a large group owner of broadcasting stations. Ms. Pressman is a Director, Vice President, Treasurer and Secretary of TLM Corporation, and a Director, Vice President and Secretary of PriCellular Corporation.

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

         James Lyndon Kreps, a certified public accountant and graduate of Bucknell University, assumed his current position in July 1994. Prior to joining the Company in 1994, Mr. Kreps was Vice President of Promotional Concept Group, Inc. From June 1989 to September 1992 Mr. Kreps served in various positions at Paramount Pictures Corporation including Director of Financial Reporting and Analysis for the Television Group. From April 1988 to June 1989, Mr. Kreps was a Supervisor of Internal Audit for Gulf & Western (Paramount Communications Corporation). Mr. Kreps also spent four years with Coopers & Lybrand.

                                    PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

a)       Market for Common Stock

         The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the AMEX for each of the four quarters of 1994 and 1993, as reported by the AMEX was:

                                    1994                             1993
                          -------------------------        ------------------------
         Quarter          High                  Low        High                Low
         -------          ----                  ---        ----                ---
         First            4-5/8                 3-5/8      2-7/8               2

         Second           4-5/16                3-1/2      2-15/16             2

         Third            5-7/8                 4-1/8      3-3/16              2-3/8

         Fourth           7-1/4                 4-11/16    4-3/8               2-3/4


         The high and low last sale prices for the Company's Common Stock on the AMEX for January 23, 1995, as reported by the AMEX were 6 1/2 and 6 3/8, respectively. The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B".

b)       Holders

         On January 23, 1995, there were 705 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 3,000 persons.

c)       Dividends

         The Company, to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances. It is not anticipated that dividends will be paid on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1994, derived from audited consolidated financial statements of the Company and Notes thereto. On December 30, 1992, the Company's consensual Plan of Reorganization, which had been approved by the United States Bankruptcy Court in the Southern District of New York in July of that year, became effective. A vertical black line has been placed to separate pre-reorganization consolidated operating statement and balance sheet items from the post-reorganization consolidated operating statement and balance sheet items since they are not prepared on a comparable basis (see Note 1 of Notes to Consolidated Financial Statements).

                     CONSOLIDATED OPERATING STATEMENT ITEMS
                  (in thousands, except for per share amounts)

                                                                       Year Ended December 31(2)
                                                     -------------------------------------------------------------
                                                      Reorganized Company                Predecessor Company
                                                     --------------------          -------------------------------
                                                     1994(1)         1993          1992          1991         1990
                                                     ----            ----          ----          ----         ----
Net Revenue                                        $24,039         $22,790       $ 53,957       $48,452      $48,150
Operating Expenses                                  14,962          16,335         39,567        37,182       37,146
Corporate Expenses                                   4,475           3,649          4,973         6,123        5,189
Other Expense (Income) - Net                       (16,245)            539            (35)       12,925       19,535
Interest Expense                                       813           1,485         17,768        41,473       40,184
Amortization of Debt Discount and
 Deferred Debt Expense                                 646             766          1,004         2,039        2,534
Depreciation and Amortization                        3,312           2,343          4,873         5,132        4,957
Unrealized Noncash (Recovery)
 Loss on Marketable Securities(3)
Share of Loss of Partially
 Owned Companies                                         -           1,118          2,934         9,005        9,546
                                                   -------         -------       --------      --------     --------
Income (Loss) Before Reorganization
 Items, Income Taxes, and Extraordinary Items       16,076          (3,591)       (16,981)      (56,951)     (71,831)
Reorganization Items                                     -               -         (5,983)            -            -
                                                   -------         -------       --------      --------     --------
Income (Loss) Before Income Taxes and
 Extraordinary Items                                16,076          (3,591)       (22,964)      (56,951)     (71,831)
Income Tax (Expense) Benefits                       (1,652)           (124)          (499)          327         (591)
                                                   -------         -------       --------      --------     --------
Income (Loss) Before Extraordinary Items            14,424          (3,715)       (23,463)      (56,624)     (72,422)
Extraordinary Items (Net of Income Taxes):
 Gain on Early Extinguishments of Debt                   -           2,010              -             -        5,287
 Gain on Forgiveness of Debt and Partial
  Sale of Subsidiary                                     -               -        312,678             -            -
                                                   -------         -------       --------      --------     --------
Net Income (Loss)                                  $14,424         ($1,705)      $289,215      ($56,624)    ($67,135)
                                                   =======         =======       ========      ========     ========
Per Share Amounts(4):
 Income (loss) Before Extraordinary Items            $1.44          ($0.31)
 Extraordinary Items                                     -            0.17
                                                     -----           -----
 Net Income (Loss)                                   $1.44           (0.14)
                                                     =====           =====

(1) Reflects results of operations of WHTM-TV since its acquisition during September 1994 and the results of the properties disposed of through their respective dates of sale. See Notes to 2 and 3 to Consolidated Financial Statements.
(2) Due to the acquisition and dispositions discussed under "Business-Recent Developments," the borrowings incurred to effect such acquisition, the retirement of the Company's Secured Notes, the consummation of the Plan of Reorganization and the adoption of Fresh Start Reporting, the Company's historical results should not be regarded as indicative of its future results.
(3)  See Note 1 of Notes to Consolidated Financial Statements.
(4) Per share amounts for the Predecessor Company are neither comparable nor meaningful due to the forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting.

                        CONSOLIDATED BALANCE SHEET ITEMS
                        (in thousands, including notes)


                                                                  As of December 31
                                          ----------------------------------------------------------------
                                                 Reorganized Company                   Predecessor Company
                                          ---------------------------------            -------------------
                                          1994           1993          1992            1991           1990
                                          ----           ----          ----            ----           ----
 Total Current Assets                   $ 9,093        $8,925       $28,494           $18,464      $23,895
 Total Assets                            90,852        37,272        74,327            92,347      114,887
 Total Current Liabilities(1)             9,076         3,292        11,373           338,274      297,605
 Long-Term Debt(2)                       21,310         3,200        22,100            41,198       45,310
 Shareholders' Equity (Deficit)          39,079        30,705        40,646          (287,823)    (231,199)

- -----------------------------------
(1) Net of unamortized original issue discount of $5,124 and $6,203 as of December 31, 1991 and 1990, respectively.
(2) Net of unamortized original issue discount of $8,705 as of December 31, 1992, respectively.

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Result of Operations.

         The Company reorganized and emerged from bankruptcy proceedings on December 30, 1992 and adopted Fresh Start Reporting in accordance with the guidelines established by the American Institute of Certified Public Accountants in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Under Fresh Start Reporting, assets and liabilities were recorded at their estimated fair market value and the historical deficit was eliminated. Accordingly, the Company's financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate the pre- reorganization consolidated statements of operations and cash flows from the post-reorganization consolidated statements of operations and cash flows since they are not prepared on a comparable basis.

         Due to the acquisition and dispositions discussed under "Business - Recent Developments," the borrowings incurred to effect the acquisition, the retirement of the Company's Secured Notes, the consummation of the Plan of Reorganization and the adoption of Fresh Start Reporting, the Company's historical results of operations should not be regarded as indicative of its future results. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS - GENERAL

         The comparability of results for future periods will be affected by the acquisition and dispositions during 1994 (see Notes 2 and 3 of Notes to Consolidated Financial Statements) and by the nature and timing of any future acquisitions or dispositions. Future acquisitions could substantially increase the Company's operating expenses, depreciation and amortization charges and, if additional financing is required, interest expense, as well as increasing revenues. For these reasons, the results of the Company's historical operations may not be comparable from period to period or indicative of results in the future.

1994 COMPARED TO 1993

         The Company's net revenue, operating expenses, depreciation and amortization, and interest expense for the year ended December 31, 1994 are not comparable to the year ended December 31, 1993 due to the acquisition of WHTM-TV and the borrowings under the Amended Line of Credit to effect such acquisition, and the dispositions of the Company's radio properties and other assets (see Notes 2 and 3 of Notes to Consolidated Financial Statements). During 1994, net revenue increased by 5% to $24.0 million from $22.8 million. This increase was due to the acquisition of WHTM-TV during September of 1994 which resulted in an increase in television segment revenues of 42.7% to $16.8 million from $11.7 million during 1993. This increase was partially offset by a decline in net revenue from radio and other segment to $7.3 million from $11.0 million. Television revenues during 1994 were impacted by a large influx of political dollars which contributed to increases in the Company's stations. Operating expenses of the Company decreased overall to $15.0 million from $16.3 million due to the dispositions and despite the acquisition largely as a result of the higher operating margins in television broadcasting as compared to radio broadcasting. Depreciation and amortization expense rose to $3.3 million from $2.3 million primarily as a result of the write off of the portion of the reorganization value remaining on the Company's balance sheet after adjustment for dispositions (see Note 1(e) of Notes to Consolidated Financial Statements) and amortization of intangibles associated with the acquisition of WHTM-TV.

         The Company recognized net income of approximately $14.4 million in 1994, primarily as a result of the net gains on the sales of properties during the year of approximately $17.2 million. Additionally, the Company did not have a share of loss of partially owned companies since it disposed of its interest in PriCellular Corporation during the fourth quarter of 1993 and interest expense decreased by approximately $670,000 due to the retirement of the Secured Notes at the end of 1993. For a substantial portion of 1994, the Company had little or no long-term debt outstanding until the acquisition of WHTM-TV during September of 1994.

         These improvements were offset, in part, by the increase in depreciation and amortization noted above, and by an increase in corporate expenses of approximately $800,000 and an increase in income taxes of $1.5 million. The increase in corporate expenses was primarily attributable to increased legal, consulting and fees of investment advisors due to the acquisition of WHTM-TV and the exploration by the Company of various business opportunities, as well as to the write off of deferred compensation attributable to an employment agreement related to the Plan of Reorganization which was renegotiated. The increase in income taxes was attributable mainly to the state tax consequences of gains the Company recognized on the sale of properties.

         The Company had net income per share according to generally accepted accounting principles of $1.44 in 1994, as opposed to a net loss per share of $.14 in 1993. During 1993 net loss includes an extraordinary gain of $.17 due to the extinguishment of debt. No such extraordinary item existed during 1994.

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

         The Company's corporate expenses decreased from 1992 primarily because professional fees and administrative expenses incurred during the Company's reorganization negotiations, excluding those that are classified as reorganization items, decreased during 1993. Interest expense and the amortization of debt discount during 1993 decreased from 1992 primarily because the Company's long-term debt was substantially reduced as a result of its Plan of Reorganization. Additionally, approximately $23.2 million face amount of the new Secured Notes was retired in October 1993, further reducing those expenses.

         The Company's share of loss of partially owned companies decreased in 1993 primarily because the Company ceased to record losses on its share of PriCellular Corporation, once that investment was reduced to its realizable value of $11 million, the amount that the Company sold it for in October of 1993. The decrease was offset, in part, by losses related to The New York Law Publishing Company which was accounted for under the equity method in 1993.
The Company's "Other (income) expense, net" decreased to an expense of $539,000 in 1993, as a result of the purchase of 2,249,086 shares of the Company's Common Stock from Huff (see Note 14 of Notes to Consolidated Financial Statements) on which a loss of approximately $4.0 million was recognized. This loss was offset in part by the sale of the Company's preferred and common stock in NTG for $2.4 million which resulted in a gain of the same amount since the stock was carried at a book value of zero. Additionally, the Company had a recovery of approximately $300,000 on the repayment of the note from LL Broadcasting which had been recorded at $2.9 million under Fresh Start Reporting. As a result of the foregoing, the Company recognized a loss before extraordinary items of approximately $3.7 million as compared to a loss of $23.5 million in 1992. The 1992 loss also includes net reorganization expense items totalling approximately $6 million relating to the Company's period under Chapter 11.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $1.1 million in cash and cash equivalents and positive net working capital at December 31, 1994. Long-term debt of $22.5 million was owed by the Company as of December 31, 1994.

         During September 1994, certain of the Company's subsidiaries entered into an Amended Line of Credit with the Bank of Montreal ("BMO"). The Amended Line of Credit was for $45 million, which the Company permanently reduced upon the sale of its West Palm Beach radio stations to $22.5 million. The Amended Line of Credit is permanently reduced quarterly by varying amounts, beginning on September 30, 1995, bears interest at a rate equal to the BMO base rate, as defined, plus up to a maximum of .75% and is secured by the assets of the Company's subsidiaries who are the borrowers on the Amended Line of Credit. See Note 10 of Notes to Consolidated Financial Statements.

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

         Although the Company has incurred substantial depreciation and amortization expenses as a result of the purchase of its properties, it does not anticipate the need to make major capital expenditures in respect of its existing media properties (see "Properties") during 1995 and it does not believe that such lack of major capital expenditures will affect its competitive position. Capital expenditures for 1994 were approximately $750,000.

         The Company's sources of funds to serve its debt and meet its other obligations historically have been provided by its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings. The Company intends to seek to improve cash flow from operations by continuing to impose stringent budget procedures on its media properties and by continuing to seek to increase revenues at its properties in excess of increases in operating expenses.

         On February 10, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 2,000,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions. During the year ended December 31, 1994, the Company repurchased approximately 996,000 shares pursuant to that authorization.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Price Communications Corporation and Subsidiaries Consolidated Financial Statements are set forth on the following pages of this Part II.

                         INDEX TO FINANCIAL STATEMENTS

                                  ___________


               PRICE COMMUNICATIONS CORPORATION and SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors                                     II-11-1

Consolidated Balance Sheets at December 31,
         1994 and 1993                                              II-11-3

Consolidated Statements of Operations for
         Years ended December 31, 1994, 1993
         and 1992                                                   II-11-5

Consolidated Statements of Shareholders'
         Equity (Deficit) for Years ended
         December 31, 1994, 1993 and 1992                           II-11-6

Consolidated Statements of Cash Flows for
         Years ended December 31, 1994, 1993
         and 1992                                                   II-11-7

Notes to Consolidated Financial Statements                          II-11-9

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES


                        Price Communications Corporation
                                and Subsidiaries


                           December 31, 1994 and 1993
                        and for each of the three years
                     in the period ended December 31, 1994
                      with Reports of Independent Auditors

                      [KPMG PEAT MARWICK LLP LETTERHEAD]





                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Price Communications Corporation:


We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended (Reorganized Company) and the consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1992 (Predecessor Company). In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules as listed in Part IV,
Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1992 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

As discussed in note 4 to the consolidated financial statements, effective December 30, 1992, Price Communications Corporation was reorganized under a plan confirmed by the Federal Bankruptcy Court and adopted a new basis of accounting whereby all remaining assets and liabilities were revalued at their estimated fair values. As discussed in notes 1 and 11, Price Communications Corporation and subsidiaries (Reorganized Company) have changed their method of accounting for income taxes in 1992 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                     /s/ KPMG Peat Marwick LLP
                                     -------------------------
                                         KPMG PEAT MARWICK LLP


NEW YORK, NEW YORK
JANUARY 20, 1995

                         Report of Independent Auditors


The Board of Directors and Shareholders
Price Communications Corporation

We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries (the "Company") as of December 31, 1993 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedules listed in Part IV, Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.



                                                           /s/ Ernst & Young LLP

March 8, 1994

                        Price Communications Corporation
                                and Subsidiaries

                          Consolidated Balance Sheets



                                                                                      December 31
                                                                          -----------------------------------
                                                                               1994                 1993
                                                                          -----------------------------------
 ASSETS:
 Current assets:
  Cash and cash equivalents                                               $   1,136,010         $   1,395,102
  Accounts receivable, net of allowance for
   doubtful accounts of $395,012 in 1994 and
   $487,576 in 1993                                                           5,073,450             4,006,801
  Film broadcast rights                                                       1,990,874               565,929
  Prepaid expenses and other current assets                                     892,303             2,957,235
                                                                          -----------------------------------
 Total current assets                                                         9,092,637             8,925,067
                                                                          -----------------------------------
 Property and equipment, at cost, less
  accumulated depreciation (Note 7)                                          11,499,936            13,728,171
 Broadcast licenses and other intangibles, less
  accumulated amortization of $760,666 in
  1994 and $406,441 in 1993
  (Notes 1 and 2)                                                            67,528,870            12,797,559
 Film broadcast rights                                                        1,867,096               138,383
 Notes receivable                                                               817,500                     -
 Other assets                                                                    46,091               470,031
 Reorganization value in excess of amounts
  allocable to identifiable assets, less
  accumulated amortization of $63,805 in
  1993 (Note 1)                                                                       -             1,212,289
                                                                          -----------------------------------
 Total assets                                                             $  90,852,130         $  37,271,500
                                                                          ===================================





                                                                     (continued)

                        Price Communications Corporation
                                and Subsidiaries

                    Consolidated Balance Sheets - continued


                                                                           December 31
                                                                 ----------------------------------
                                                                      1994                 1993
                                                                 ----------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses
   (Note 8)                                                      $    3,602,734       $   2,249,404
  Accrued interest                                                            -               7,233
  Current portion of long-term debt
   (Note 10)                                                          1,209,493                   -
  Other current liabilities (Note 9)                                  4,264,326           1,035,585
                                                                 ----------------------------------
 Total current liabilities                                            9,076,553           3,292,222
                                                                 ----------------------------------

 Long-term debt (Note 10)                                            21,310,356           3,200,000
 Deferred tax effect of basis difference arising
  on acquisition* (Note 11)                                          18,435,308                   -
 Other liabilities (Note 9)                                           2,950,585              74,747

 Commitments and contingencies (Note 16)

 Shareholders' equity (Notes 14 and 15):
  Common stock, par value $.01 per share;
   authorized 40,000,000 shares; outstanding
   8,970,888 shares in 1994 and 9,883,717
   shares in 1993                                                        89,709              98,837
 Additional paid-in capital                                          26,270,661          32,310,285
 Retained earnings (deficit)                                         12,718,958          (1,704,591)
                                                                  ---------------------------------
 Total shareholders' equity                                          39,079,328          30,704,531
                                                                  ---------------------------------
 Total liabilities and shareholders' equity                       $  90,852,130       $  37,271,500
                                                                  =================================



*The Company also has net operating loss carryforwards which may mitigate federal income taxes, if any, resulting from disposition of the acquired assets during the carryforward period (see Note 11).

 See accompanying notes to consolidated financial statements.

                        Price Communications Corporation
                                and Subsidiaries

                     Consolidated Statements of Operations

                                                                 Year ended December 31
                                                    --------------------------------------------------
                                                         Reorganized Company               Predecessor
                                                    ------------------------------           Company
                                                       1994               1993                 1992
                                                    ------------------------------       -------------
 Revenue                                            $  28,053,341    $  26,010,294       $  57,178,019
 Agency and representatives' commissions                4,014,209        3,220,102           3,221,385
 Net revenue                                        ------------------------------       -------------
                                                       24,039,132       22,790,192          53,956,634
                                                    ------------------------------       -------------
 Operating expenses                                    14,961,399       16,334,761          39,567,392
 Corporate expenses                                     4,474,787        3,648,524           4,973,287
 Other (income) expense, net (Note 12)                (16,244,568)         539,289             (35,492)
 Interest expense (contractual interest was
  $43,105,988 in 1992)                                    813,493        1,485,389          17,768,032
 Amortization of debt discount and deferred
  debt expense                                            645,835          766,075           1,003,578
 Depreciation and amortization                          3,312,049        2,343,015           4,873,136
 Unrealized noncash loss (recovery) on
  marketable securities                                         -          145,884            (145,884)
 Share of loss of partially owned companies
  (Notes 5 and 6)                                               -        1,118,293           2,933,763
                                                    ------------------------------       -------------
                                                        7,962,995       26,381,230          70,937,812
                                                    ------------------------------       -------------
 Income (loss) before reorganization items,
  income taxes and extraordinary item                  16,076,137       (3,591,038)        (16,981,178)
 Reorganization items:
  Interest income                                               -                -             357,000
  Professional fees and other                                   -                -          (1,312,579)
  Valuation adjustment (Note 1)                                 -                -          (5,026,967)
 Income (loss) before income taxes and              ------------------------------       -------------
  extraordinary item                                   16,076,137       (3,591,038)        (22,963,724)
 Income tax expense (Note 11)                          (1,652,588)        (123,885)           (499,326)
                                                    ------------------------------       -------------
 Income (loss) before extraordinary item               14,423,549       (3,714,923)        (23,463,050)
 Extraordinary item, net of income taxes of
  $0 in 1993 and $900,000 in 1992 (Notes 4,
  10, and 11)                                                   -        2,010,332         312,678,036
                                                    ------------------------------       -------------
 Net income (loss)                                  $  14,423,549    $  (1,704,591)      $ 289,214,986
 Income (loss) per share (Note 1):                  ==============================       =============

  Income (loss) before extraordinary item           $        1.44    $        (.31)                  *
  Extraordinary item                                            -              .17                   *
                                                    ------------------------------       -------------
 Net income (loss)                                  $        1.44    $        (.14)                  *

                                                    ==============================       =============



*Per share amounts for the Predecessor Company are neither comparable nor meaningful due to forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting.

See accompanying notes to consolidated financial statements.

                        Price Communications Corporation
                                and Subsidiaries

           Consolidated Statements of Shareholders' Equity (Deficit)

                  Years ended December 31, 1994, 1993 and 1992




                                                                                      Predecessor Company
                                                                       ------------------------------------------------
                                                                             Common Stock           Junior Common Stock
                                                                       ------------------------------------------------
                                                                         No. of       Par Value      No. of        Par
                                                                         Shares                      Shares       Value
                                                                       -------------------------------------------------
 Balance, December 31, 1991                                             9,028,890       $90,289      500,000     $5,000)
 Net income                                                                     -             -            -          -
 Treasury stock                                                          (552,182)       (5,522)           -          -
 Reorganized Company common stock issued on conversion of
  Predecessor Company common stock and junior common stock             (8,476,708)      (84,767)    (500,000)    (5,000)
 Reorganized Company common stock issued on conversion of
  debentures                                                                    -             -            -          -
 Elimination of deficit under Fresh Start Reporting                             -             -            -          -
 REORGANIZED COMPANY:                                                  -------------------------------------------------
 Balance, December 31, 1992                                                     -             -            -          -
 Net loss                                                                       -             -            -          -
 Fractional shares issued on conversion of Predecessor Company
  common stock                                                                  -             -            -          -
 Purchase and retirement of common stock                                        -             -            -          -
 Stock options exercised                                                        -             -            -          -
                                                                       -------------------------------------------------
 Balance, December 31, 1993                                                     -             -            -          -
 Net income                                                                     -             -            -          -
 Purchase and retirement of common stock                                        -             -            -          -
 Stock options exercised                                                        -             -            -          -
                                                                       ------------------------------------------------
 Balance, December 31, 1994                                                     -       $     -            -     $    -
                                                                       ================================================


                                                                                   Predecessor Company
                                                                     -----------------------------------------------
                                                                                               Reorganized Company
                                                                       Treasury Stock              Common Stock
                                                                     -----------------------------------------------
                                                                     No. of      Par Value     No. of     Par Value
                                                                     Shares                    Shares
                                                                     -----------------------------------------------
 Balance, December 31, 1991                                           608,800   $(489,298)            -    $       -
 Net income                                                                 -           -             -            -
 Treasury stock                                                      (608,800)    489,298             -            -
 Reorganized Company common stock issued on conversion of
  Predecessor Company common stock and junior common stock                  -           -       666,027        6,660
 Reorganized Company common stock issued on conversion of
  debentures                                                                -           -    11,443,556      114,436
 Elimination of deficit under Fresh Start Reporting                         -           -             -            -
 REORGANIZED COMPANY:                                                -----------------------------------------------
 Balance, December 31, 1992                                                 -           -    12,109,583      121,096
 Net loss                                                                   -           -             -            -
 Fractional shares issued on conversion of Predecessor Company
  common stock                                                              -           -         2,168           22
 Purchase and retirement of common stock                                    -           -    (2,249,089)     (22,491)
 Stock options exercised                                                    -           -        21,055          210
                                                                     -----------------------------------------------
 Balance, December 31, 1993                                                 -           -     9,883,717       98,837
 Net income                                                                 -           -             -            -
 Purchase and retirement of common stock                                    -           -      (996,092)      (9,961)
 Stock options exercised                                                    -           -        83,263          833
                                                                     -----------------------------------------------
 Balance, December 31, 1994                                                 -    $      -     8,970,888   $   89,709
                                                                     ===============================================





















                                                                      Additional           Retained
                                                                       Paid-in             Earnings
                                                                       Capital             (Deficit)          Total
                                                                  -----------------------------------------------------
 Balance, December 31, 1991                                           $28,393,444       $(315,823,065)    $(287,823,630)
 Net income                                                                     -         289,214,986       289,214,986
 Treasury stock                                                          (438,272)                  -            45,504
 Reorganized Company common stock issued on conversion of
  Predecessor Company common stock and junior common stock                883,107                   -           800,000
 Reorganized Company common stock issued on conversion of
  debentures                                                           38,295,115                   -        38,409,551
 Elimination of deficit under Fresh Start Reporting                   (26,608,079)         26,608,079                 -
 REORGANIZED COMPANY:                                             ------------------------------------------------------
 Balance, December 31, 1992                                            40,525,315                   -        40,646,411
 Net loss                                                                       -          (1,704,591)       (1,704,591)
 Fractional shares issued on conversion of Predecessor Company
  common stock                                                                (22)                  -                 -
 Purchase and retirement of common stock                               (8,271,014)                  -        (8,293,505)
 Stock options exercised                                                   56,006                   -            56,216
                                                                  -----------------------------------------------------
 Balance, December 31, 1993                                            32,310,285          (1,704,591)       30,704,531
 Net income                                                                     -          14,423,549        14,423,549
 Purchase and retirement of common stock                               (6,261,103)                  -        (6,271,064)
 Stock options exercised                                                  221,479                   -           222,312
                                                                  -----------------------------------------------------
 Balance, December 31, 1994                                           $26,270,661        $ 12,718,958      $ 39,079,328
                                                                  =====================================================

See accompanying notes to consolidated financial statements.

                        Price Communications Corporation
                                and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                    Year ended December 31
                                                               -------------------------------
                                                                    Reorganized  Company
                                                               -------------------------------
                                                                    1994              1993
                                                               -------------------------------
 CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
 Net income (loss)                                             $  14,423,549     $  (1,704,591)
                                                               -------------------------------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
 Items not affecting cash:
   Amortization of debt discount and deferred debt expense           645,835           766,075
   Depreciation and amortization                                   3,312,049         2,343,015
   Share of loss of partially owned companies                              -         1,118,293
   Loss on disposition of equipment                                   47,529               425
   Deficiency of film broadcast rights amortization over
    payments                                                               -                 -
   Unrealized noncash loss (recovery) on marketable
    securities                                                             -           145,884
   Valuation adjustment, net of working capital valuation                  -                 -
 Change in assets and liabilities, net of effects of
  reorganization:
   Decrease (increase) in net accounts receivable                     307,979         (354,058)
   Decrease (increase) in prepaid expenses and other assets         1,581,117         (297,915)
   Decrease in film broadcast rights                                  536,910          209,948
   Decrease in due from broker/dealer                                       -                -
   Increase (decrease) in accounts payable and accrued
    expenses                                                        1,563,455       (1,859,013)
   (Decrease) increase in accrued interest payable, net of
    forgiveness                                                    (1,023,932)        (343,602)
   Increase (decrease) in other liabilities                         1,013,375       (1,080,826)
 Reclassification of transactions to investing and
  financing activities:                                           (17,219,231)               -
   Gain on sale of properties, net                                          -        3,976,597
   Loss on purchase of common stock                                         -       (2,010,332)
   Gain on early extinguishment of debt                                     -                -
   Gain on forgiveness of debt and partial sale of                          -           (6,609)
    subsidiary                                                        737,500       (2,730,432)
   Gain on sale of securities                                     ----------------------------
   Reserve (recovery) on notes receivable

 Total adjustments                                                 (8,497,414)        (122,550)
                                                                  ----------------------------
 Net cash provided by (used in) operating activities                5,926,135       (1,827,141)
                                                                  ----------------------------
 CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
 Sale of businesses and equipment, net of cash retained            32,451,283       11,000,214
 Investment in businesses, net of cash acquired                   (50,270,793)        (454,337)
 Purchases of securities under agreements to resell                         -       (8,050,811)
 Capital expenditures                                                (751,965)        (577,918)
 Purchase of marketable securities                                          -      (36,704,873)
 Proceeds from sale of marketable securities                                -       54,394,512
 (Disbursements of) proceeds from notes receivable                   (390,000)       5,630,432
                                                                  ----------------------------
 Net cash (used in) provided by investing activities              (18,961,475)      25,237,219
                                                                  ============================



                                                                 Year ended
                                                                 December 31
                                                               ---------------
                                                                 Predecessor
                                                                   Company
                                                                     1992
                                                               ---------------
 CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
 Net income (loss)                                              $  289,214,986
                                                               ---------------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
 Items not affecting cash:
   Amortization of debt discount and deferred debt expense           1,003,578
   Depreciation and amortization                                     4,873,136
   Share of loss of partially owned companies                        2,933,763
   Loss on disposition of equipment                                    364,024
   Deficiency of film broadcast rights amortization over
    payments                                                          (103,320)
   Unrealized noncash loss (recovery) on marketable
    securities                                                        (145,884)
   Valuation adjustment, net of working capital valuation            6,732,774
 Change in assets and liabilities, net of effects of
  reorganization:
   Decrease (increase) in net accounts receivable                     (959,580)
   Decrease (increase) in prepaid expenses and other assets            395,910
   Decrease in film broadcast rights                                   129,953
   Decrease in due from broker/dealer                                1,410,960
   Increase (decrease) in accounts payable and accrued
    expenses                                                         1,028,242
   (Decrease) increase in accrued interest payable, net of
    forgiveness                                                     15,243,681
   Increase (decrease) in other liabilities                           (514,252)
 Reclassification of transactions to investing and financing activities:
   Gain on sale of properties, net                                            -
   Loss on purchase of common stock                                          -
   Gain on early extinguishment of debt                           (312,678,036)
   Gain on forgiveness of debt and partial sale of                      (6,940)
    subsidiary                                                        (387,588)
   Gain on sale of securities                                     ------------
   Reserve (recovery) on notes receivable

 Total adjustments                                                (280,679,579)
                                                                  ------------
 Net cash provided by (used in) operating activities                 8,535,407
                                                                  ------------
 CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
 Sale of businesses and equipment, net of cash retained              4,738,627
 Investment in businesses, net of cash acquired                              -
 Purchases of securities under agreements to resell                          -
 Capital expenditures                                                 (704,681)
 Purchase of marketable securities                                 (10,476,315)
 Proceeds from sale of marketable securities                         1,034,640
 (Disbursements of) proceeds from notes receivable                     654,707
                                                                  ------------
 Net cash (used in) provided by investing activities                (4,753,022)
                                                                  ============

                                                                    (continued)
                                       7

                        Price Communications Corporation
                                and Subsidiaries

               Consolidated Statements of Cash Flows (continued)


                                                                            Year ended December 31
                                                            -------------------------------------------------------
                                                                   Reorganized Company                 Predecessor
                                                            ---------------------------------            Company
                                                                 1994               1993                  1992
                                                            ---------------------------------         -------------
 CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
 Repurchases and payments of long-term debt                              -        (20,846,643)          (5,300,960)
 Net borrowings under (repayment of) repurchase
  agreements                                                             -         (4,930,083)           4,930,083
 Payment of line of credit origination fee                        (475,000)                 -                    -
 Borrowings under line of credit agreements                     45,000,000          3,020,065                    -
 Repayments under line of credit agreements                    (25,700,000)                 -                    -
 Purchase of common stock                                       (6,271,064)        (8,434,058)                   -
 Proceeds from stock options exercised                             222,312             56,216                    -
                                                            ---------------------------------         ------------
 Net cash provided by (used in) financing activities            12,776,248        (31,134,503)            (370,877)
                                                            ---------------------------------         ------------
 Net (decrease) increase in cash and cash equivalents             (259,092)        (7,724,425)           3,411,508
 Cash and cash equivalents at beginning of year                  1,395,102          9,119,527            5,708,019
                                                            ---------------------------------         ------------
 Cash and cash equivalents at end of year                     $  1,136,010       $  1,395,102         $  9,119,527
                                                            =================================         ============


See accompanying notes to consolidated financial statements.

                        Price Communications Corporation
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation - The consolidated financial statements include the accounts of Price Communications Corporation (the "Company" or "Price") and its subsidiaries. All significant intercompany items and transactions have been eliminated.

b. Fresh Start Reporting - The Company reorganized and emerged from Chapter 11 bankruptcy proceedings on December 30, 1992 (the "Effective Date"-see
     Note 4), and adopted Fresh Start Reporting in accordance with the guidelines established by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under Fresh Start Reporting, assets and liabilities are recorded at their estimated fair market value and the historical deficit is eliminated. Accordingly, the Company's financial statements were prepared as if it were a new reporting entity (referred to as the "Reorganized Company") as of the Effective Date. A vertical black line has been placed to separate the consolidated statements of operations and cash flows of the Company prior to the reorganization (referred to as the "Predecessor Company") from those of the Reorganized Company, since they are not prepared on a comparable basis.

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

c. Depreciation and Amortization - Depreciation is computed on the straight-line method on the basis of estimated useful lives, as follows:

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

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.   Intangible Assets:

     i. Excess of purchase price over the fair value of net assets acquired includes FCC licenses, station call letters, and goodwill. These assets are integral determinants of a communications property's economic value, and have long and productive lives. In connection with Fresh Start Reporting, unamortized goodwill related to acquisitions prior to December 31, 1992 was eliminated and corresponding FCC licenses were restated at their approximate fair value as of December 31, 1992. The Predecessor Company amortized such intangible assets over a 40-year period, the maximum life allowable under Accounting Principles Board Opinion No. 17. The Reorganized Company continues to amortize such assets over a 40-year life commencing from the original date of acquisition.

     ii. Deferred expenses associated with debt instruments were amortized under the straight-line method over their respective lives. Debt discounts were amortized under the effective interest method. As of December 31, 1992, the unamortized carrying value of deferred debt expense and unamortized debt discount associated with debt forgiven or exchanged under the Company's Plan of Reorganization (the "Plan"-see
         Note 4) was eliminated.

e. Reorganization Value in Excess of Amounts Allocable to Identifiable Assets-The reorganization value in excess of amounts allocable to identifiable assets, which resulted from the implementation of Fresh Start Reporting was amortized using the straight-line method over 20 years. During the year ended December 31, 1994, the portion of this asset remaining after adjustment for dispositions (approximately $670,000) was written off.

f. Per Share Data-Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 9.9 million shares for 1994 and 11.9 million shares for 1993. Per share amounts for the Predecessor Company are not presented because they are neither comparable nor meaningful due to forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting.

                        Price Communications Corporation
                                and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g. Allowance for Doubtful Accounts-The Company provides an allowance for doubtful accounts based on reviews of its customers' accounts. Included in operating expense is bad debt expense of approximately $319,000, $264,000, and $514,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

h. Barter Transactions-Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense when received or used.

i. Advertising Revenues-Sales of advertisements are recognized as income when advertisements are broadcasted or printed.

j. Film Broadcast Rights-The capitalized cost of film broadcast rights is amortized on the basis of the estimated number of showings or, if unlimited showings are permitted, over the term of the broadcast license agreements. Unamortized film broadcast rights are classified as current or noncurrent on the basis of their estimated future usage. Amortization of film broadcast rights is included in operating expenses and amounted to approximately $1,077,000, $800,000, and $940,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

k. Cash and Cash Equivalents-For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments, including Treasury bills, purchased with maturities of three months or less at the time of purchase to be cash equivalents.

l. Marketable Securities-Dividend and interest income are accrued as earned. Net realized gains (losses) on the sale of marketable securities are based upon weighted average cost (see Note 12).

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. Income Taxes-Effective December 31, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), issued by the Financial Accounting Standards Board
     (see Note 11). The cumulative effect of this change had no significant impact on the Company's consolidated financial statements, including income tax expense. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to December 31, 1992, the Company accounted for income taxes pursuant to the deferred method under APB Opinion 11. Under the deferred method, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of calculation.

2.   ACQUISITION OF WHTM-TV

On September 16, 1994, the Company acquired all of the outstanding shares of the corporation which owns all of the assets of WHTM- TV, the ABC affiliate serving the Harrisburg-York-Lancaster-Lebanon, Pennsylvania television market for approximately $47 million plus a working capital adjustment of approximately $4 million. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of WHTM-TV have been included in the consolidated operating results since the date of acquisition. The purchase price is subject to adjustment in the Company's favor based upon resolution of contemplated arbitration proceedings. Funds for the acquisition were provided by cash on hand and a credit facility from the Bank of Montreal ("BMO") of $45 million (see Note 10), which was reduced to $22.5 million upon the sale of the Company's radio properties in West Palm Beach during October of 1994 (see Note 3). The acquisition resulted in intangible assets, primarily broadcast licenses of approximately $44.2 million and goodwill of approximately $19.7 million, both of which are being amortized over a forty year period. Condensed pro forma financial information regarding this acquisition and dispositions during 1994 are included under Note 3.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


3.   DISPOSITIONS

In February 1994, the Company sold its outdoor advertising business for a total of $875,000 in cash and notes receivable. (see Note 5). This disposition resulted in a pretax loss of $350,000.

In April 1994, the Company sold substantially all of the assets of its radio properties, WWKB-AM and WKSE-FM in Buffalo, New York, for $5 million in cash. The Company realized a pretax gain of approximately $3.2 million on this transaction.

In May 1994, the Company sold all of the stock of Eimar Realty Corporation, its then wholly owned subsidiary, owning a building in Nashville, Tennessee, to TLM Corporation, a former subsidiary of the Company. The purchase price was $815,000 including a note from the purchaser of $540,000 (see Note 5). The Company's pretax gain on the transaction was de minimis.

In October 1994, the Company sold substantially all of the assets, together with certain liabilities of radio stations WBZT-AM and WIRK-FM, West Palm Beach, Florida, for approximately $23 million in cash. The Company realized a pretax gain of approximately $13.5 million on this transaction. The net proceeds were used to retire $22.5 million under the BMO credit facility (see
Note 10).

In October 1994, the Company sold its building in Red Bank, New Jersey for $1.7 million in cash. The Company realized a de minimis gain on the sale.

In November 1994, the Company sold substantially all of the assets of radio stations WOWO- AM and WOWO-FM in Fort Wayne and Huntington, Indiana, respectively, for $2.3 million in cash. The Company recognized a pretax gain on the sale of approximately $.8 million.

The gains and losses on the dispositions outlined above have been included in other (income) expense, net on the Company's statement of operations for the year ended December 31, 1994.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



3.  DISPOSITIONS (CONTINUED)

The following unaudited pro forma financial information has been prepared based on the assumption that the aforementioned 1994 acquisition had occurred on January 1, 1994 and 1993:

                                                      Year Ended December 31,
                                  -----------------------------------------------------------
                                                    1994                             1993
                                  ----------------------------------------      -------------
                                       Reflects
                                    Acquisition &               Reflects           REFLECTS
                                    Dispositions*             Acquisitions       ACQUISITIONS
                                  ----------------------------------------      -------------
 Net revenue                         $  26,390,566           $  33,623,990      $  35,730,813
 Income (loss) before
  extraordinary item                    (1,743,754)             14,217,887         (3,400,873)
 Net income (loss)                      (1,743,754)             14,217,887         (1,342,697)
 Income (loss) before
  extraordinary item per
  share                              $        (.17)          $        1.42      $        (.29)
 Net income (loss) per
  share                              $        (.17)          $        1.42      $        (.11)
                                  ----------------------------------------      -------------


*Further reflects the sales during 1994 of radio stations and other properties as if they had occurred on January 1, 1994.

The pro forma information reflects adjustments for changes in depreciation, amortization, interest expense and income taxes resulting from the acquisition and dispositions.

The proforma financial information is not necessarily indicative either of results of operations that would have occurred had the acquisition and dispositions been made at the beginning of the periods, or of future results of operations of the Company.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



4. REORGANIZATION

On December 30, 1992, The Plan of Reorganization ("the Plan"), which had been approved by the United States Bankruptcy Court for the Southern District of New York became effective. Under the Plan, the following occurred:

a. Holders of approximately $31 million principal amount of the Company's senior debt received new $31 million face amount seven-year 5% Senior Secured Notes (the "Secured Notes"-see Notes 6 and 10).

b. Apollo Investment Fund, L.P. and James Finkelstein purchased 75% of Alexandra Publishing Corporation, which owns The New York Law Publishing Company, in exchange for the cancellation of approximately $19 million principal amount of senior debt, the payment to the Company of $7.5 million in cash and the assumption of certain liabilities of the Company of approximately $45 million. See note 14 for subsequent disposal of the remaining 25% interest in the publishing subsidiaries.

c. The holders of the existing subordinated debt received 94.5% of the common stock of Price.

d. Shareholders received shares which constituted 3.5% of the common stock of the Reorganized Company, and Robert Price, President of the Company, received 2% of such common stock in exchange for the junior common stock, all of which was held by Mr. Price.

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

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5.   NOTES RECEIVABLE

Investments in notes receivable include the following:

a. In connection with the sale in 1987 of seven radio stations to Fairmont Communications Corporation ("Fairmont") for an aggregate sale price of $120 million, the Company loaned $50 million to Fairmont (the "Fairmont Notes") and acquired a 27% equity interest in Fairmont. The Fairmont Notes were issued in three series of 12 1/2% increasing rate subordinated notes due in 1992, extendible at Fairmont's option to 1994. Interest on the notes was payable quarterly in cash or additional notes at Fairmont's election.

     During 1992, Fairmont filed for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. At that time the Company ceased to record additional notes related to interest paid in kind since it was not entitled to interest after that date under the Bankruptcy Code.

     The $94.8 million principal amount of Fairmont Notes owned by the Company (which includes accrued interest paid in additional Fairmont Notes) and the Company's equity investment in Fairmont had no book value as of December 31, 1994 and 1993.

     During September 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Chapter 11 Plan of Reorganization (the "Fairmont Plan") for Fairmont and its subsidiaries. Essentially, the Fairmont Plan provides for the orderly liquidation of the assets of Fairmont and its subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. The Company believes that the level of asset sales will be sufficiently high to provide for some recovery upon the Fairmont Notes, although the exact amount of any such recovery is uncertain at this time.

b. During February 1994, in connection with the sale of its outdoor advertising business, the Company received a note from the buyer, Midwest Media, Inc., for a total of $675,000 (see Note 3). The note bears interest at the rate of 8% and is payable quarterly. Principal is payable in quarterly installments of varying amounts beginning in November 1994 through November 1997 with the balance of the principal of $465,000 due in February 1998. During 1994, the Company set up a partial reserve of $337,500 against this note.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5.   NOTES RECEIVABLE (CONTINUED)

c. During May 1994, in connection with the sale of Eimar Realty Corporation, the Company received a note from the buyer, TLM Corporation (a former subsidiary of the Company-see Note 3), in the amount of $540,000. The note bears interest at the rate of 5% per annum, payable quarterly, with principal payable on May 20, 1998.


6.   INVESTMENT IN PARTIALLY OWNED COMPANIES

a.   Alexandra Publishing Corporation ("Alexandra")

     On December 30, 1992, the Company, in connection with its Plan of Reorganization, sold 75% of Alexandra (see Note 4). The Company retained a 25% interest in Alexandra which owns 100% of The New York Law Publishing Company. In November 1993, in connection with the repurchase of common stock (see Note 14), the Company transferred its remaining 25% interest in Alexandra, which had a carrying value of approximately $3.8 million.

     For the year ended December 31, 1992, these subsidiaries were consolidated in the statements of operations and cash flows of the Predecessor
     Company. Based upon audited financial information, Alexandra had net revenue, operating expenses, and depreciation and amortization of approximately $32.6 million, $23.9 million (including intercompany expenses of $1.3 million), and $1.6 million, respectively, for the year ended December 31, 1992. For the year ended December 31, 1993, the 25% interest in such subsidiaries was accounted for by the equity method and the Reorganized Company recognized a charge to operations of approximately $230,000 for its period of ownership.

b.   PriCellular Corporation ("PriCellular")

     During 1992 and 1993, the Company accounted for its investment in PriCellular under the equity method of accounting as it believed its control in PriCellular to be temporary. The Company recognized 75% of PriCellular's losses as a charge to operations to the extent of its investment in PriCellular representing $2.9 million for the year ended December 31, 1992. Prior to Fresh Start Reporting, the Predecessor Company's investment in PriCellular had been reduced to zero book value. In accordance with the court approved Plan, the Company transferred 1% of PriCellular's common stock to Robert Price, reducing the Company's interest to 74%. In connection with fresh start reporting, this investment was reflected at an approximate fair market value of $11.5 million at December 31, 1992.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



6. INVESTMENT IN PARTIALLY OWNED COMPANIES (CONTINUED)

On October 1, 1993, the Company sold its remaining 74% interest in PriCellular to a subsidiary of PriCellular for $11 million in cash. The proceeds from the sale were used to repurchase a portion of the Secured Notes, in accordance with the terms of the indenture of such notes (see Note 10). During 1993, the Company recognized a charge of approximately $890,000 related to its share of PriCellular's losses through October 1, 1993, and realized no gain or loss from the sale of its interest in PriCellular.



7.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                                               December 31
                                                         1994               1993
                                                   ---------------------------------
   Land                                            $    685,000        $   2,328,000

   Buildings                                          2,403,409            3,468,209

   Broadcasting equipment                             9,487,151            7,720,940

   Outdoor fixtures                                           -              801,320

   Leasehold improvements                               115,000              229,783

   Furniture and fixtures                               510,252              619,870

   Transportation equipment                             500,222              432,814
                                                  ----------------------------------
                                                     13,701,034           15,600,936
   Less, accumulated
    depreciation                                     (2,201,098)          (1,872,765)
                                                  ----------------------------------
   Net property and equipment                     $  11,499,936        $  13,728,171
                                                  ==================================


                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                                                                 December 31

                                                                             1994                 1993
                                                                       ---------------------------------
   Accounts payable-suppliers                                           $  1,594,571        $    906,770
   Accrued professional fees                                                 869,669             299,113
   Other                                                                   1,138,494           1,043,521
                                                                        --------------------------------
                                                                        $  3,602,734        $  2,249,404
                                                                        ================================





9.   OTHER LIABILITIES

Other liabilities consist of:

                                                                                      December 31

                                                                               1994                    1993
                                                                          ----------------------------------
   Liability for film broadcast rights                                    $  4,572,569           $   507,603
   Income and franchise taxes payable                                        2,001,801               522,512
   Other                                                                       640,541                80,217
                                                                          ----------------------------------
                                                                             7,214,911             1,110,332
   Less, amounts due currently                                               4,264,326             1,035,585
                                                                          ----------------------------------
                                                                          $  2,950,585           $    74,747
                                                                          ==================================



                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

10.  LONG-TERM DEBT

Long-term debt consists of the following notes payable by wholly-owned subsidiaries of the Company at December 31, 1994 and 1993 as follows:

                                                                    DECEMBER 31

                                                            1994                    1993
                                                       -------------------------------------
 Atlantic Broadcasting Corporation, Federal
  Broadcasting Corporation, Southeast Texas
  Broadcasting Corporation and Tri-State
  Broadcasting Corporation:
   Note payable to BMO under term loan                 $  22,500,000            $          -
   agreement(A)

 Atlantic Broadcasting Corporation, Southeast
  Texas Broadcasting Corporation, Texoma
  Broadcasting Corporation and Tri-State
  Broadcasting Corporation:
   Note payable to BMO under term loan
   agreement(B)                                                    -               3,200,000

 Other long-term debt                                         19,849                       -
                                                       -------------------------------------
 Total debt                                               22,519,849               3,200,000
 Less amount due currently                                 1,209,493                       -
                                                       -------------------------------------
                                                       $  21,310,356            $  3,200,000
                                                       =====================================

(A) On September 16, 1994, certain subsidiaries of the Company entered into an Amended and Restated Line of Credit Agreement with BMO (the "Amended Line of Credit"). The Amended Line of Credit was for $45 million, permanently reduced by $22.5 million upon the sale of the Company's radio stations in West Palm Beach (see Note 3) and reduced further quarterly, in varying amounts through the year 2001 as follows:

                             1995                     $ 1.2 million
                             1996                       2.4 million
                             1997                       2.9 million
                             1998                       3.4 million
                             1999                       4.1 million
                             2000                       4.8 million
                             2001                       3.7 million

                        Price Communication Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



10.  LONG-TERM DEBT (CONTINUED)

     Borrowings under the Amended Line of Credit bear interest at the BMO Base Rate, as defined, plus up to a maximum of .75%, and are secured by the assets of the subsidiaries, which have a book value of approximately $81.3 million as of December 31, 1994. There is also a fee of .5% on the unused portion, if any, of the Amended Line of Credit. On December 31, 1994 the effective interest rate was 9.25%. The terms of the Amended Line of Credit require the Company to maintain certain financial ratios, restrict the declaration of dividends and require the Company to apply the proceeds from future asset sales to the outstanding balance due.

(B) In December 1993, certain subsidiaries of the Company entered into a $10 million Line of Credit Agreement (the "Line of Credit") with BMO. Borrowings under the Line of Credit bore interest at the BMO Base Rate, as defined (or at other rates at the borrowers' option), and were secured by the assets of the subsidiaries. Borrowings of $5.6 million under the Line of Credit were used to retire the remaining Secured Notes issued in connection with the Plan of Reorganization. Also in December 1993, the Company used proceeds of $2.4 million from the sale of its position in Northstar Television Group, Inc. ("NTG") to repay borrowings under the Line of Credit (see Note 12).

(C) In connection with the Plan, the Company issued $30,805,000 face amount of 5% Senior Secured Notes. The Company recorded these notes net of a discount of $8,705,000 under Fresh Start Reporting (see Note 1). During October and December 1993, the Company repurchased all of the notes for approximately $20.8 million, plus accrued interest, and realized a gain of approximately $2.0 million, net of taxes of zero.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

11. INCOME TAXES

As discussed in Note 1, the Company adopted Statement 109 as of December 31, 1992. The cumulative effect of this change had no significant impact on the Company's consolidated financial statements, including tax expense, for the year then ended.

Provision (benefit) for income taxes is approximately:

                                           YEAR ENDED DECEMBER 31
                                1994                1993               1992
                           ----------------------------------------------------
 Current:

  Federal
                           $     300,000        $          -      $           -
  State and local
                               1,489,000             124,000            499,000
                           ----------------------------------------------------
                               1,789,000             124,000            499,000
                           ----------------------------------------------------
 Deferred:
  Federal                        (97,000)                  -                  -
  State and local                (39,000)                  -                  -
                           ----------------------------------------------------
                                (136,000)                  -                  -
 Tax provision             $   1,653,000        $    124,000      $     499,000
                           ====================================================


In addition, a provision of $900,000, primarily for Federal alternative minimum tax, has been included in extraordinary items for the year ended December 31, 1992 (see Note 4).

For the years ended December 31, 1992 and 1993, the Company was unable to utilize the tax benefit of capital and net operating losses, and accordingly, no amounts were provided therefor. For the year ended December 31, 1994, the provision for income taxes differs from the amount computed by applying the federal income tax rate (35%) because of the effect of the following items:

  Tax at federal income tax rate                         $   5,627,000
  State taxes, net of federal income tax
   benefit                                                     942,000
  Benefits of utilization of operating
   loss carryforwards                                       (5,120,000)
  Amortization of goodwill and other
   intangibles                                                 309,000
  Other                                                       (105,000)
                                                         -------------
                                                         $   1,653,000
                                                         =============

                        Price Communication Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

11.  INCOME TAXES (CONTINUED)

The Company had, as of December 31, 1994 and 1993, deferred tax assets which were subject to a valuation allowance of approximately $39,529,000 and $46,031,000, respectively, and deferred tax liabilities of approximately $21,154,000 and $3,943,000, respectively. The allowance has been recognized to offset the related deferred tax asset due to the uncertainty of the realization of benefit of such amount. These deferred tax assets and liabilities consist of the following:

                                                                      DECEMBER 31

 DEFERRED TAX ASSETS                                           1994                  1993
                                                        -----------------------------------
 Accounts receivable, principally due to
  allowance for doubtful accounts                        $    134,000          $    166,000
 Notes from and investment in partially
  owned companies                                          15,251,000            15,251,000
 Minimum tax credit carryforward                              642,000               642,000
 Capital loss carryforwards                                14,350,000            19,905,000
 Net operating loss carryforwards                          11,520,000            13,910,000
 Investment tax credit carryforwards                          100,000               100,000
 Note receivable, principally due to reserves                 251,000                     -
                                                         ----------------------------------
                                                         $ 42,248,000          $ 49,974,000
                                                         ==================================



                                                                      DECEMBER 31

 DEFERRED TAX LIABILITIES                                     1994                 1993
                                                        -----------------------------------
 Property and equipment, principally due
  to differences in depreciation and the
  effect of Fresh Start Reporting                        $  2,719,000          $  3,662,000
 Intangible asset FCC license                              18,435,000               281,000
                                                        -----------------------------------
                                                         $ 21,154,000          $  3,943,000
                                                        ===================================

Net operating loss carryforwards aggregating approximately $32.9 million are available for federal income tax purposes at December 31, 1994. These carryforwards expire in the years 2002 through 2006. The Company also has available investment tax credit carryforwards of approximately $100,000 expiring in the year 2000 and capital loss carryforwards of approximately $41 million expiring in the year 1998. A portion of these carryforwards arose prior to the reorganization and are subject to the limitations of Internal Revenue Code Sections 382 and 383.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


12.  OTHER (INCOME) EXPENSE-NET

Other (income) expense-net consists of:


                                                 YEAR ENDED DECEMBER 31

                                         1994               1993               1992
                                   ---------------------------------------------------
 Gains on sales of

  properties,net
  (Note 3)                         $ (17,219,231)       $         -         $        -
 Interest income                        (201,896)          (715,918)          (543,252)
 Loss on disposition
  of equipment                            47,529                425            364,024
 Reserve (recovery)
  for losses on notes
  receivable                             737,500         (2,730,432)          (387,588)
 Loss on purchase of
  common stock (Note
  14)                                          -          3,976,597                  -
 Other, net                              391,530              8,617            531,324
                                   ---------------------------------------------------
                                   $ (16,244,568)       $   539,289         $  (35,492)
                                   ===================================================


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

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



13. SEGMENT DATA

The Reorganized Company's business operations are classified into two segments:
Television and Radio Broadcasting and Other. The Company sold its radio stations during 1994 and has no current contracts to acquire any other radio stations (see Note 3). The Predecessor Company's business operations included Publishing with Other. The Company's Publishing operations were transferred to third parties in 1992 (see Note 4) and therefore, are no longer consolidated in the Reorganized Company's operations. There are no transfers between segments of the Company. The segment data follows:


                                                 YEAR ENDED DECEMBER 31, 1994
                            --------------------------------------------------------------------
                                      BROADCASTING
                            --------------------------------
                              TELEVISION            RADIO             OTHER         CONSOLIDATED
                            --------------------------------------------------------------------
 Net revenue                 $ 16,756,288       $  7,233,424       $   49,420       $ 24,039,132
 Operating expenses             9,651,752          5,250,629           59,018         14,961,399
 Depreciation and
  amortization                  2,464,785            577,430          269,834          3,312,049
                            --------------------------------------------------------------------
 Operating income
  (loss)*                    $  4,639,751       $  1,405,365       $ (279,432)      $  5,765,684
                            ====================================================================

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

13.  SEGMENT DATA (CONTINUED)

                                                      YEAR ENDED DECEMBER 31, 1993
                              -----------------------------------------------------------------------
                                       BROADCASTING
                              -------------------------------
                                TELEVISION            RADIO               OTHER          CONSOLIDATED
                              -----------------------------------------------------------------------
 Net Revenue                  $ 11,744,547       $ 10,271,892        $    773,753        $ 22,790,192
 Operating Expenses              7,484,486          8,226,346             623,929          16,334,761
 Depreciation and
  amortization                   1,153,860            834,346             354,809           2,343,015
                              -----------------------------------------------------------------------
 Operating income
  (loss)*                     $  3,106,201       $  1,211,200        $  (204,985)        $  4,112,416
                              =======================================================================





                                                     YEAR ENDED DECEMBER 31, 1992
                              -----------------------------------------------------------------------
                                       BROADCASTING
                              -------------------------------
                                                                    PUBLISHING AND
                              TELEVISION              RADIO              OTHER           CONSOLIDATED
                              -----------------------------------------------------------------------
 Net revenue                  $ 11,239,395       $  9,309,229       $  33,408,010       $  53,956,634
 Operating expenses              7,570,105          7,544,032          24,453,255          39,567,392
 Depreciation and
  amortization                   1,683,309          1,074,407           2,115,420           4,873,136
                              -----------------------------------------------------------------------
 Operating income*            $  1,985,981       $    690,790       $   6,839,335       $   9,516,106
                              =======================================================================



*Operating income (loss) is before corporate expenses, other (expense) income-net, interest expense, amortization of debt discount and deferred debt expense, unrealized non-cash loss (recovery) on marketable securities, share of loss of partially owned companies, reorganization items, income taxes and extraordinary items.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


13. SEGMENT DATA (CONTINUED)

                                           IDENTIFIABLE               CAPITAL
                                              ASSETS               EXPENDITURES
                                           ------------------------------------
 1994:
  Television broadcasting                  $  88,645,508             $  694,159
  Radio broadcasting                             293,711                 50,708
  Other                                          867,500                      -
  Corporate                                    1,045,411                  7,098
                                           ------------------------------------
 Consolidated                              $  90,852,130             $  751,965
                                           ====================================


                                           IDENTIFIABLE               CAPITAL
                                              ASSETS               EXPENDITURES
                                           ------------------------------------
 1993:
  Television broadcasting                  $  16,208,021             $  397,604
  Radio broadcasting                          13,988,511                200,600
  Other                                        3,673,912                 50,069
  Corporate                                    3,401,056                  3,885
                                           ------------------------------------
 Consolidated                              $  37,271,500             $  652,158
                                           ====================================


                                           IDENTIFIABLE               CAPITAL
                                              ASSETS               EXPENDITURES
                                           ------------------------------------
 1992:
  Television broadcasting                  $  17,067,971             $  354,779
  Radio broadcasting                          17,584,247                253,442
  Publishing and other                        19,322,971                273,955
  Corporate                                   20,351,715                 19,959
                                           ------------------------------------
 Consolidated                              $  74,326,904             $  902,135
                                           ====================================

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

14. SHAREHOLDERS' EQUITY (DEFICIT)

a. Refer to notes 1 and 4 for a description of changes to shareholders' equity (deficit) pursuant to the Plan of Reorganization.

b. On November 24, 1993, the Company purchased from investment advisory clients of W.R. Huff Asset Management Co., L.P. ("Huff") a block of 2,249,086 shares of its common stock. The purchase price consisted of $3.75 per share in cash, plus the stock of its indirect wholly-owned subsidiary, Price Publishing Corporation, which held the remaining 25% interest in the New York Law Publishing Company (see Note 4). The stock of Price Publishing Corporation had a book value of approximately $3,836,000 at such date which in the opinion of management approximated its fair value (see Note 6). In connection with this transaction, the Company recorded a loss of approximately $3,977,000 reflecting the difference between the value of the cash and stock of Price Publishing Corporation transferred to Huff and the then current trading market price of the common stock. The loss has been included in other expense (income) for 1993 in the accompanying statement of operations (see Note 12), and the common stock purchased from Huff has been treated as constructively retired in the accompanying balance sheet at December 31, 1993.

c. In connection with the Plan, warrants on the Company's common stock, originally issued on April 12, 1990, were amended. The warrants will be exercisable for approximately 124,000 shares of the Reorganized Company's common stock at an exercise price of $4.23 per share during the five-year period commencing October 1, 1993.

d. In October 1994, the Company's Board of Directors enacted a Stockholders Rights Plan designed to protect the interests of the Company's shareholders in the event of a potential takeover for a price which does not reflect the Company's full value or which is conducted in a manner or on terms not approved by the Board as being in the best interests of the Company and its shareholders. The Board has declared a dividend distribution of One Common Stock Purchase Right on each outstanding share of Common Stock of the Company. The Rights provide, in substance, that should any person or group acquire 20% or more of the Company's Common Stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of Price Communications Corporation common shares for 50% of their then-current market value. In addition, the Rights may be exercised, at the holders option, at a purchase price of $22.50 per share at any time prior to the termination of the Plan. Unless a 20% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the Plan.

e. On February 10, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 2,000,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


14.  SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED

     when it is legally permissible to do so or believed to be in the best interests of its shareholders. During the year ended December 31, 1994, the Company repurchased approximately 996,000 shares pursuant to that authorization. Repurchased common stock of the Company has been treated as constructively retired in the accompanying balance sheet as of December 31, 1994.

15.  STOCK OPTION PLAN

A long-term incentive plan, (the "1992 Long Term Incentive Plan") was established under the Plan, which provides for granting incentive stock options, as defined under current tax law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long Term Incentive Plan is 1,000,000. The exercise of such options, other than those granted on December 10, 1992, will be exercisable at a price not less than the fair market value on the date of the grant, for a period up to ten years.

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

The following table sets forth information with respect to the Company's stock options for the years ended December 31, 1994 and 1993:

                              NUMBER OF SHARES UNDER
                                      OPTION

                                                               OPTION
                              1994            1993          PRICE RANGE
                            -------------------------------------------
         Exercised            83,263          21,055         $     2.67
         Cancelled            30,374               -          2.67-3.75
         Granted             562,000               -               3.75
         Outstanding         588,993         140,630          2.67-3.75
         Reserved for
         Issuance            306,689         838,315

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


16. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and litigation arising in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

The Company has an employment agreement with Robert Price covering base salary and incentive compensation. The agreement is for a term of three years commencing October 1994 at a base salary of $300,000 and is extendable for periods of three years at the Company's option. Cash performance bonuses and stock options awards are determined solely at the discretion of the Board of Directors or the Stock Option Committee, respectively.

The Company and its subsidiaries lease a variety of assets used in their operations, including office space and antenna sites. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 1994 and in the aggregate:

                                                        OPERATING
                                                          LEASES
                                                      -----------
            Year:
             1995                                     $   218,880
             1996                                         214,776
             1997                                         217,356
             1998                                         216,415
             1999                                         216,415
             Thereafter                                         -
                                                      -----------
            Total minimum lease
            payments                                  $ 1,083,842
                                                      ===========



Rental expense for operating leases was approximately $312,000, $312,000, and $1,468,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

At December 31, 1994, the Company is committed to the purchase of film broadcast rights of various syndicated programming aggregating approximately $1,602,000, $1,141,000, $378,000, and $111,000 for the years 1995, 1996, 1997, and 1998, respectively.

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


17. SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental disclosure cash flow information for the years ended December 31, 1994, 1993, and 1992:


                                   1994                    1993                    1992
                               -----------------------------------------------------------
 Cash paid for:
  Income taxes
   paid, net of
   refunds                     $  240,102              $  158,878             $    255,225
  Interest paid                   813,493               1,828,991                3,170,272
  Chapter 11 items:
   Interest received                    -                       -                  357,000
   Professional and
    administrative
    expenses paid                       -                  26,085                  505,144

  Noncash investing
   activities:
  Fairmont (Note 5):
   Notes received                       -                       -                8,983,281
   Deferred income                      -                       -               (8,983,281)
  NTG (Note 12):
   Dividends
    accumulated                         -                       -               11,030,660
   Deferred income                      -                       -              (11,030,660)

 Noncash operating
   activities:
    Barter Revenue              1,117,218               1,475,733                1,569,802
    Barter Expense                962,356               1,421,342                1,646,539

                                    PART III

         The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1995 Meeting of Shareholders.

                   Item                            Incorporated from
                   ----                            -----------------
ITEM 10.           Directors and Executive         "Directors and Executive
                   Officers of the Company         Officers"

ITEM 11.           Executive Compensation          "Executive Compensation"
                                                   and "Certain Relationships
                                                   and Related Transactions"

ITEM 12.           Security Ownership of           "Principal Shareholders"
                   Certain Beneficial              and "Security Ownership of
                   Owners and Management           Management"

ITEM 13.           Certain Relationships           "Executive Compensation"
                   and Related Transactions        and "Certain Relationships
                                                   and Related Transactions"





                                     III-1

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

(a) (1) and (2) List of financial statements and financial statement schedules:


         Independent Auditors' Reports
         Consolidated Balance Sheets at December 31, 1994 and 1993
         Consolidated Statements of Operations for Years ended December 31,
            1994, 1993 and 1992
         Consolidated Statements of Shareholders' Equity (Deficit) for Years
            ended December 31, 1994, 1993 and 1992
         Consolidated Statements of Cash Flows for the Years ended December 31,
            1994, 1993 and 1992
         Notes to Consolidated Financial Statements


         III.       Condensed Financial Information of Registrant
         VIII.      Valuation and Qualifying Accounts

         (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)


         (3)        Exhibits

                    See Exhibit Index at page E-1, which is incorporated herein by reference.


(b)      Reports on Form 8-K.

              During the quarter ended December 31, 1994, Registrant filed the following Current Reports on Form 8-K:

                    On October 6, 1994, the Company filed a Form 8-K to report an event of September 16, 1994. The report included an
                    Item 2 discussion of the purchase of WHTM-TV, Harrisburg, Pennsylvania.

                    On October 14, 1994, Registrant filed a report on Form 8-K wherein a change of the Company's Certifying Accountants on October 6, 1994, was reported at Item 4.

                    On October 24, 1994, Registrant filed an amended Form 8-K to its Current Report on Form 8-K filed on October 14, 1994, regarding a change in the Registrant's Certifying Accountants at Item 4.

                    On December 5, 1994, Registrant filed a report on Form 8-K wherein adoption of the Registrant's Shareholder Rights Plan was reported in Item 5.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 Balance Sheets
                           December 31, 1994 and 1993





                                                                    1994                  1993
                                                                    ----                  ----
ASSETS:

Cash and cash equivalents                                         $777,284               $912,044
Prepaid expenses and other current assets                          171,387              2,023,123
                                                               -----------            -----------
   Total current assets                                            948,671              2,935,167

Investments in and receivables from subsidiaries*               40,683,842             28,709,979
Property and equipment, net                                         96,740                166,693
Other                                                                    -                299,196
                                                               -----------            -----------
                                                               $41,729,253            $32,111,035
                                                               ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses                           $1,989,516               $885,599
Other current liabilities                                          660,409                520,905
                                                               -----------            -----------
   Total current liabilities                                     2,649,925              1,406,504


Shareholders' equity                                            39,079,328             30,704,531
                                                               -----------            -----------
                                                               $41,729,253            $32,111,035
                                                               ===========            ===========


- ---------------
* Eliminated in consolidation

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Statements of Operations





                                                                                     Year Ended December 31
                                                                -------------------------------------------------------------
                                                                                                                  Predecessor
                                                                            Reorganized Company                     Company
                                                                ------------------------------------             ------------
                                                                       1994                  1993                    1992
                                                                       ----                  ----                    ----
Corporate expenses                                                 $4,474,787             $3,648,524               $4,973,287
Other expense, net                                                    615,608              3,473,391                  173,898
Interest expense                                                        9,731              1,465,315               14,531,762
Amortization of debt discount and deferred debt expense                     -                756,975                  877,139
Depreciation and amortization                                          77,051                 75,192                   47,480
Unrealized noncash loss (recovery) on marketable securities                 -                145,884                 (145,884)
Earnings  of unconsolidated subsidiaries                          (19,978,726)            (5,850,243)              (3,273,853)
                                                                  -----------            -----------             ------------
      Income (loss) before reorganization items, income taxes
         and extraordinary item                                    14,801,549             (3,715,038)             (17,183,829)
Reorganization items                                                        -                      -               (5,802,959)
                                                                  -----------            -----------             ------------
      Income (loss) before income taxes
         and extraordinary item                                    14,801,549             (3,715,038)             (22,986,788)
Income tax (expense) benefit                                         (378,000)                   115                 (122,887)
                                                                  -----------            -----------             ------------
      Income (loss)  before extraordinary item                     14,423,549             (3,714,923)             (23,109,675)

Extraordinary item, net of income tax expense of                            -              2,010,332              312,324,661
      $0 in 1993 and $900,000  in 1992
                                                                  -----------            -----------             ------------
      Net income (loss)                                           $14,423,549            ($1,704,591)            $289,214,986
                                                                  ===========            ===========             ============

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Statements of Cash Flows

                                                                                          Year Ended December 31
                                                                                   -----------------------------------

                                                                                            Reorganized Company
                                                                                   -----------------------------------
                                                                                      1994                    1993
                                                                                      ----                    ----
Cash flows used in operating activities:
    Net income (loss)                                                              $14,423,549            ($1,704,591)
                                                                                   -----------            ------------
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Items not affecting cash:
          Amortization of debt discount and deferred debt expense                            -                756,975
          Depreciation and amortization                                                 77,051                 75,192
          Unrealized noncash loss (recovery) on marketable securities                        -                145,884

          Reserve on note receivable                                                   400,000                      -
          Earnings of unconsolidated subsidiaries                                  (19,978,726)            (5,850,243)
          Valuation adjustment, net of working capital valuation                             -                      -
        Change in assets and liabilities, net of effects of reorganization:
            Decrease (increase) in prepaid expenses and other assets                 2,150,932               (458,316)
            Decrease in due from broker/dealer                                               -                      -
            Increase (decrease) in accounts payable and accrued expenses             1,103,917             (1,646,172)
            Increase (decrease) in other liabilities, net of forgiveness               139,504               (729,095)
            (Decrease) increase  in accrued interest, net of forgiveness                     -               (350,835)
        Reclassification of transactions to investing and financing activities:              -
            Loss on purchase of common stock                                                 -              3,976,597
            Gain on early extinguishments of debt                                            -             (2,010,332)
            Gain on forgiveness of debt and partial sale of subsidiary                       -                      -
            Gain on sale of securities, net                                                  -                 (6,609)
            Recovery on note receivable                                                      -                      -
                                                                                   -----------            -----------
          Total adjustments                                                        (16,107,322)            (6,096,954)
                                                                                   -----------            -----------
          Net cash used in operating activities                                     (1,683,773)            (7,801,545)
                                                                                   -----------            -----------
Cash flows provided by investing activities:
    Cash received from subsidiaries*                                                 8,004,863             24,828,406
    Purchases of marketable securities and mutual funds                                      -            (36,704,873)
    Purchases of securities under agreements to resell                                       -             (8,050,811)
    Proceeds from sales of marketable securities and mutual funds                            -             54,394,512
    Capital expenditures                                                                (7,098)                (3,885)
    Investment in partially owned company                                                    -                (66,805)
    (Disbursement of ) proceeds from notes receivable                                 (400,000)             -
                                                                                   -----------            -----------
          Net cash provided by investing activities                                  7,597,765             34,396,544
                                                                                   -----------            -----------

Cash flows (used in) provided by financing activities:
    Repurchases of long-term debt                                                            -            (20,846,643)
    Purchases of common stock                                                       (6,271,064)            (8,434,058)
    Proceeds from stock options exercised                                              222,312                 56,216
    Net (repayments of) borrowings under repurchase agreements                               -             (4,930,083)
                                                                                   -----------            -----------
          Net cash (used in) provided by financing activities                       (6,048,752)           (34,154,568)
                                                                                   -----------            -----------
Net (decrease) increase in cash and cash equivalents                                  (134,760)            (7,559,569)

Cash and cash equivalents at beginning of year                                         912,044              8,471,613
                                                                                   -----------            -----------
Cash and cash equivalents at end of year                                              $777,284               $912,044
                                                                                   ===========            ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes, net of refunds                                                    $240,102               $158,251
                                                                                   ===========            ===========
      Interest                                                                        $813,493             $1,816,150
                                                                                   ===========            ===========
      Chapter 11 items:
        Interest received                                                                    -                      -
                                                                                   ===========            ===========
        Professional and administrative expenses paid                                        -                $26,085
                                                                                   ===========            ===========





                                                                                          Year Ended
                                                                                          December 31
                                                                                          ------------
                                                                                          Predecessor
                                                                                            Company
                                                                                          ------------
                                                                                             1992
                                                                                             ----
Cash flows used in operating activities:
    Net income (loss)                                                                     $289,214,986
                                                                                          ------------
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Items not affecting cash:
          Amortization of debt discount and deferred debt expense                              877,139
          Depreciation and amortization                                                         47,480
          Unrealized noncash loss (recovery) on marketable securities                         (145,884)

          Reserve on note receivable                                                                 -
          Earnings of unconsolidated subsidiaries                                           (3,273,853)
          Valuation adjustment, net of working capital valuation                             5,515,443
        Change in assets and liabilities, net of effects of reorganization:
            Decrease (increase) in prepaid expenses and other assets                          (100,557)
            Decrease in due from broker/dealer                                                 237,498
            Increase (decrease) in accounts payable and accrued expenses                     1,774,500
            Increase (decrease) in other liabilities, net of forgiveness                      (347,038)
            (Decrease) increase  in accrued interest, net of forgiveness                    14,477,864
        Reclassification of transactions to investing and financing activities:
            Loss on purchase of common stock                                                         -
            Gain on early extinguishments of debt                                                    -
            Gain on forgiveness of debt and partial sale of subsidiary                    (312,324,661)
            Gain on sale of securities, net                                                          -
            Recovery on note receivable                                                        (50,000)
                                                                                          ------------
          Total adjustments                                                               (293,312,069)
                                                                                          ------------
          Net cash used in operating activities                                             (4,097,083)
                                                                                          ------------
Cash flows provided by investing activities:
    Cash received from subsidiaries*                                                        12,671,261
    Purchases of marketable securities and mutual funds                                     (9,632,215)
    Purchases of securities under agreements to resell                                               -
    Proceeds from sales of marketable securities and mutual funds                                    -
    Capital expenditures                                                                       (19,959)
    Investment in partially owned company                                                            -
    (Disbursement of ) proceeds from notes receivable                                           50,000
                                                                                            ----------
          Net cash provided by investing activities                                          3,069,087
                                                                                            ----------

Cash flows (used in) provided by financing activities:
    Repurchases of long-term debt                                                                    -
    Purchases of common stock                                                                        -
    Proceeds from stock options exercised                                                            -
    Net (repayments of) borrowings under repurchase agreements                               4,930,083
                                                                                            ----------
          Net cash (used in) provided by financing activities                                4,930,083
                                                                                            ----------
Net (decrease) increase in cash and cash equivalents                                         3,902,087

Cash and cash equivalents at beginning of year                                               4,569,526
                                                                                            ----------
Cash and cash equivalents at end of year                                                    $8,471,613
                                                                                            ==========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes, net of refunds                                                             $53,898
                                                                                            ==========
      Interest                                                                                 $16,054
                                                                                            ==========
      Chapter 11 items:
        Interest received                                                                     $357,000
                                                                                            ==========
        Professional and administrative expenses paid                                         $505,144
                                                                                            ==========



- ---------------
*  Eliminated in consolidation.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                          DECEMBER 1994, 1993 AND 1992


                                                          Balance at      Additions
                                                          Beginning       Charged to                      Balance at
     Description                                          of Period       Expenses      Deductions(a)     End of Period
     -----------                                          ----------      ----------    -------------     -------------
     For the year ended December 31, 1994:
       Allowance for doubtful accounts                      $487,576        $319,204        ($411,768)(b)      $395,012

     For the year ended December 31, 1993:
       Allowance for doubtful accounts                      $565,351        $263,909        ($341,684)         $487,576

     For the year ended December 31, 1992:
       Allowance for doubtful accounts                      $612,438        $513,908        ($560,995)(c)      $565,351




     ---------------
     (a)  Amounts written off as uncollectible and payments.
     (b) Includes adjustments for the disposition of properties and the acquisition of WHTM-TV.
     (c)  $85,000 relates to the partial sale of companies in 1992.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRICE COMMUNICATIONS CORPORATION


                                       By /s/ Robert Price
                                          -------------------------------------
                                          Robert Price, President

Dated:  January 26, 1995

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

Dated:  January 26, 1995               By /s/ Robert Price
                                          --------------------------------------
                                          Robert Price, Director
                                            and President
                                          (Principal Executive Officer,
                                          Financial Officer and Accounting
                                          Officer)


Dated:  January 26, 1995               By /s/ George H. Cadgene
                                          --------------------------------------
                                          George H. Cadgene,
                                          Director


Dated:  January 26, 1995               By /s/ Robert F. Ellsworth
                                          --------------------------------------
                                          Robert F. Ellsworth,
                                          Director


Dated:  January 26, 1995               By /s/ Robert Paul
                                          --------------------------------------
                                          Robert Paul,
                                          Director


Dated:  January 26, 1995               By /s/ Kim I. Pressman
                                          --------------------------------------
                                          Kim I. Pressman,
                                          Director


Dated:  January 26, 1995               By /s/ Steven Price
                                          --------------------------------------
                                          Steven Price,
                                          Director

                                 EXHIBIT INDEX
                                 ITEM 14(a)(3)

                        PRICE COMMUNICATIONS CORPORATION

                 Annual Report on Form 10-K for the year ended
                               December 31, 1994


                                                                        Page(1)
                                                                        ----

 (3)(a) Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of New York on December 29, 1992, incorporated by reference to Exhibit 3(a) to
                           Registrant's Form 10-K for the year
                           ended December 31, 1992.

    (b)                    Restated By-laws of the Registrant,
                           incorporated by reference to
                           Exhibit 3(b) to the Registrant's
                           Form 10-K for the year ended
                           December 31, 1993.

 (4)(a) Indenture dated as of December 30, 1992 between the Registrant and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 5% Senior Secured Notes due 1999 (the "Indenture"), incorporated by reference to Exhibit 4(a) to
                           Registrant's Form 10-K for the year
                           ended December 31, 1992.

    (b) Pledge, Intercreditor and Collateral Agency Agreement dated as of December 30, 1992, among the Registrant, IBJ Schroder Bank & Trust Company, as Trustee under the Indenture, and IBJ Schroder Bank & Trust Company, as Collateral Agent, incorporated by reference to
                           Exhibit 4(b) to Registrant's Form
                           10-K for the year ended December
                           31, 1992.

(10)(a)                    The Registrant's 1992 Long Term
                           Incentive Plan, incorporated by
                           reference to Exhibit 10(a) to




- --------------------
1    Page numbers are sequentially numbered pages.

                                                                        Page
                                                                        ----

                           Registrant's Form 10-K for the year
                           ended December 31, 1992.

    (b) Amended and Restated Employment Agreement dated as of May 8, 1992 between The New York Law Publishing Company and Robert Price, incorporated by reference to
                           Exhibit 10(b) to Registrant's Form
                           10-K for the year ended December
                           31, 1992.

    (c) Employment Agreement with Robert Price, dated May 8, 1992, incorporated by reference to
                           Exhibit 10(c) to Registrant's Form
                           10-K for the year ended December
                           31, 1992.

    (d) Agreement dated May 8, 1992 between the Registrant and Robert Price with respect to PriCellular
                           Corporation, incorporated by
                           reference to Exhibit 10(d) to
                           Registrant's Form 10-K for the year
                           ended December 31, 1992.

    (e) Amended and Restated Stock Purchase Agreement dated as of May 8, 1992 among the Registrant, Price
                           Publishing Corporation, Alexandra
                           Publishing Corporation, The New
                           York Law Publishing Company and
                           Apollo Investment Fund, L.P.,
                           incorporated by reference to
                           Exhibit 10(e) to Registrant's Form
                           10-K for the year ended December
                           31, 1992.

    (f) Amended and Restated Shareholders Agreement dated as of May 8, 1992 among the Registrant, Apollo
                           Investment Fund, L.P., Price
                           Publishing Company, Alexandra
                           Publishing Corporation and The New
                           York Law Publishing Company,
                           incorporated by reference to
                           Exhibit 10(f) to Registrant's Form
                           10-K for the year ended December
                           31, 1992.

    (g)                    Registration Rights Undertaking,
                           incorporated by reference to
                           Exhibit

                                                                        Page
                                                                        ----

                           10(g) to Registrant's Form 10-K
                           for the year ended December 31, 1992.

    (h) Warrant Agreement dated April 12, 1990 between Price Communications Corporation and Warner
                           Communications Investors, Inc.,
                           incorporated by reference to
                           Exhibit (4) to Registrant's Form
                           8-K filed to report an event of
                           April 12, 1990.

    (i) Form of Amendment to Time Warner Warrant, incorporated by reference to Exhibit 10(i) to Registrant's Form 10-K for the year ended
                           December 31, 1992.

    (j)                    Stock Purchase Agreement, dated as
                           of April 27, 1987, among
                           Registrant, Republic Broadcasting
                           Corporation and Fairfield
                           Broadcasting, Inc., as amended July
                           16, 1987, incorporated by reference
                           to Annex I to Registrant's
                           Definitive Proxy Statement dated
                           July 27, 1987.

    (k)                    Notes and Stock Purchase Agreement
                           between and among Fairfield
                           Broadcasting, Inc., Price
                           Communications Corporation and
                           Republic Broadcasting Corporation
                           dated as of September 30, 1987, as
                           amended, incorporated by reference
                           to Exhibit 10(a) to Registration
                           Statement on Form S-1 (File No.
                           33-30318).

    (l) Stockholders' Agreement among Fairfield Broadcasting, Inc., Price Communications Corporation,
                           Citicorp Venture Capital Ltd.,
                           Osborn Communications Corporation
                           and Prudential-Bache Interfunding
                           Inc., dated as of September 30,
                           1987, incorporated by reference to
                           Exhibit 10(b) to Registration
                           Statement on Form S-1 (File No.
                           33-30318).

    (m)                    Asset Purchase Agreement by and among

                                                                        Page
                                                                        ----

                           NTG, Inc., Price Communications
                           Corporation and Western Michigan
                           Broadcasting Corporation, Rhode Island
                           Broadcasting Corporation, Magnolia
                           Broadcasting Corporation and
                           Keystone Broadcasting Corporation,
                           dated as of June 28, 1989,
                           incorporated by reference to
                           Exhibit 10(c) to Registration
                           Statement on Form S-1 (File No.
                           33-30318).

    (n)                    Stock Purchase Agreement between
                           NTG Holdings, Inc. and Price
                           Communications Corporation, dated
                           as of June 28, 1989, incorporated
                           by reference to Exhibit 10(d) to
                           Registration Statement on Form S-1
                           (File No. 33-30318).

    (o) Network Affiliation Agreement, dated September 10, 1982, between National Broadcasting Company,
                           Inc., and Tri-State Broadcasting
                           Corporation, as amended (KSNF-TV),
                           incorporated by reference to
                           Exhibit 10(v) to Registration
                           Statement on Form S-1 (File No.
                           33-30318).

    (p)                    Network Affiliation Agreement,
                           dated April 22, 1989, between
                           National Broadcasting Company, Inc.
                           and Continental Broadcasting
                           Corporation (KJAC-TV), incorporated
                           by reference to Exhibit 10(w) to
                           Registration Statement on Form S-1
                           (File No. 33-30318).

    (q) Network Affiliation Agreement, dated January 1, 1981, between National Broadcasting Company, Inc. and Clay Broadcasting Corporation of Texas, as amended (KFDX-TV), incorporated by reference to
                           Exhibit 10(x) to Registration
                           Statement on Form S-1 (File No.
                           33-30318).

    (r)                    Stock Purchase Agreement dated
                           March 1, 1990 among Time Warner
                           Inc., Warner Communications
                           Investors, Inc., Price
                           Communications Corporation, and
                           PriCellular Corporation,
                           incorporated by reference to
                           Exhibit (1) to

                                                                        Page
                                                                        ----

                           Registrant's Form 8-K filed to
                           report events of April 12, 1990.

    (s) Amendment No. 1 to Stock Purchase Agreement dated April 6, 1990, among Time Warner Inc., Warner Communications Investors, Inc.,
                           Price Communications Corporation,
                           and PriCellular Corporation,
                           incorporated by reference to
                           Exhibit (2) to Registrant's Form
                           8-K filed to report an event of
                           April 12, 1990.

    (t)                    Stock Option Agreement, dated April
                           12, 1990 between PriCellular
                           Corporation and Warner
                           Communications Investors, Inc.,
                           incorporated by reference to
                           Exhibit (3) to Registrant's Form
                           8-K filed to report an event of
                           April 12, 1990.

    (u) Line of Credit Agreement, dated as of December 21, 1993 among Atlantic Broadcasting Corporation, Southeast
                           Texas Broadcasting Corporation,
                           Texoma Broadcasting Corporation,
                           Tri-State Broadcasting Corporation,
                           the Lenders Parties Thereto and the
                           Bank of Montreal, incorporated by
                           reference to Exhibit 10(u) to the
                           Registrant's Form 10-K for the year
                           ended December 31, 1993.

    (v) Securities Purchase Agreement, dated December 30, 1993, among Apple Publishing Corporation, Price Communications Corporation,
                           Equity-Linked Investors, L.P. and
                           Equity-Linked Investors-II,
                           incorporated by reference to
                           Exhibit 10(v) to the Registrant's
                           Form 10-K for the year ended
                           December 31, 1993.

    (w)                    Agreement dated November 19, 1993,
                           between Price Communications
                           Corporation, Apple Publishing
                           Corporation, the Sellers listed on
                           Exhibit A thereto and W.R. Huff
                           Asset Management Co., L.P.,
                           incorporated by reference to
                           Exhibit 10(w) to the

                                                                        Page
                                                                        ----


                           Registrant's Form 10-K for the year
                           ended December 31, 1993.

    (x) Stock Purchase Agreement, dated as of October 1, 1993, by and between Price Communications Cellular,
                           Inc., Price Communications
                           Corporation and Atlas Cellular
                           Corporation, incorporated by
                           reference to Exhibit 10 to
                           Registrant's Form 8-K filed to
                           report an event of October 1, 1993.

    (y) Form of Indemnification Agreement between Registrant and its officers and directors, incorporated by reference to Exhibit 10(y) to the Registrant's Form 10-K for the year ended December 31, 1993.

    (z) Amended and Restated Line of Credit Agreement among the Co- Borrowers named therein, the Several Lenders named therein, and Bank of
                           Montreal, as Agent, dated as of
                           September 16, 1994.

    (aa)                   Employment Agreement, dated as of
                           October 6, 1994, between the
                           Registrant and Robert Price.

    (bb)                   Employment Agreement, dated as of
                           January 5, 1995, between the
                           Registrant and Kim Pressman.

    (cc)                   Stock Option Agreement, dated as of
                           February 10, 1994, between the
                           Registrant and Robert Price.

    (dd)                   Rights Agreement dated as of
                           October 6, 1994 between the
                           Registrant and Harris Trust Company
                           of New York, incorporated by
                           reference to Exhibit 4 to
                           Registrant's Form 8-K filed to
                           report an event on October 6, 1994.

    (ee)                   Amendment dated January 12, 1995 to
                           Rights Agreement dated as of
                           October 6, 1994 between the
                           Registrant and Harris Trust Company
                           of New York, incorporated by
                           reference to Exhibit 4 to

                                                                        Page
                                                                        ----

                           Registrant's Form 8-K filed to
                           report an event on January 12,
                           1995.

    (ff)                   Securities Purchase Agreement,
                           dated as of February 15, 1994,
                           between the stockholders and
                           warrant holders of Smith
                           Acquisition Corp. and the
                           Registrant, incorporated by
                           reference to Exhibit 10 to the
                           Registrant's Form 8-K filed to
                           report an event of September 16,
                           1994.

(11)                       Statement regarding computation of
                           per share earnings (omitted;
                           computation can be clearly
                           determined from material contained
                           in the Report).

(21)                       Subsidiaries of Registrant.

(24)                       The powers of attorney to sign
                           amendments to this Report appear on
                           the signature page.

(27)                       Financial Data Schedule.