Form 10-K/A
period 1994-12-31
PRICE COMMUNICATIONS CORP
filed 1995-01-27
CIK 355787

                     CONSOLIDATED OPERATING STATEMENT ITEMS
                  (in thousands, except for per share amounts)

                                                                       Year Ended December 31(2)
                                                     -------------------------------------------------------------
                                                      Reorganized Company                Predecessor Company
                                                     --------------------          -------------------------------
                                                     1994(1)         1993          1992          1991         1990
                                                     ----            ----          ----          ----         ----
Net Revenue                                        $24,039         $22,790       $ 53,957       $48,452      $48,150
Operating Expenses                                  14,962          16,335         39,567        37,182       37,146
Corporate Expenses                                   4,475           3,649          4,973         6,123        5,189
Other Expense (Income) - Net                       (16,245)            539            (35)       12,925       19,535
Interest Expense                                       813           1,485         17,768        41,473       40,184
Amortization of Debt Discount and
 Deferred Debt Expense                                 646             766          1,004         2,039        2,534
Depreciation and Amortization                        3,312           2,343          4,873         5,132        4,957
Unrealized Noncash (Recovery)
 Loss on Marketable Securities(3)                        -             146           (146)       (8,476)         890
Share of Loss of Partially
 Owned Companies                                         -           1,118          2,934         9,005        9,546
                                                   -------         -------       --------      --------     --------
Income (Loss) Before Reorganization
 Items, Income Taxes, and Extraordinary Items       16,076          (3,591)       (16,981)      (56,951)     (71,831)
Reorganization Items                                     -               -         (5,983)            -            -
                                                   -------         -------       --------      --------     --------
Income (Loss) Before Income Taxes and
 Extraordinary Items                                16,076          (3,591)       (22,964)      (56,951)     (71,831)
Income Tax (Expense) Benefits                       (1,652)           (124)          (499)          327         (591)
                                                   -------         -------       --------      --------     --------
Income (Loss) Before Extraordinary Items            14,424          (3,715)       (23,463)      (56,624)     (72,422)
Extraordinary Items (Net of Income Taxes):
 Gain on Early Extinguishments of Debt                   -           2,010              -             -        5,287
 Gain on Forgiveness of Debt and Partial
  Sale of Subsidiary                                     -               -        312,678             -            -
                                                   -------         -------       --------      --------     --------
Net Income (Loss)                                  $14,424         ($1,705)      $289,215      ($56,624)    ($67,135)
                                                   =======         =======       ========      ========     ========
Per Share Amounts(4):
 Income (loss) Before Extraordinary Items            $1.44          ($0.31)
 Extraordinary Items                                     -            0.17
                                                     -----           -----
 Net Income (Loss)                                   $1.44           (0.14)
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