Form 10-Q
period 1995-03-31
PRICE COMMUNICATIONS CORP
filed 1995-05-11
CIK 355787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________to _________________.

Commission file number 1-8309.

                       PRICE COMMUNICATIONS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             NEW YORK                                       13-2991700
- -------------------------------------              -----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

          45 Rockefeller Plaza, Suite 3201, New York, New York, 10020
          -----------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 757-5600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
    ---       ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under the plan confirmed by the court.

Yes  x     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,872,294 shares of Common Stock, par value $.01 per share, outstanding as of March 31, 1995.

                             Page  1  of  13  Pages
                             There are no Exhibits.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1995



PART  I - FINANCIAL INFORMATION

                                                                         Page
         ITEM 1.    FINANCIAL STATEMENTS  (UNAUDITED)                   Number
                                                                        ------

         Consolidated Balance Sheets at March 31, 1995
                 and December 31, 1994 ................................      4

         Consolidated Statement of Operations for the
                 Three Months ended March 31, 1995 and 1994............      5

         Condensed Consolidated Statements of Cash Flows
                 for the Three Months ended March 31, 1995 and 1994....      6

         Notes to Consolidated Financial Statements....................    7-9

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS......  10-11


PART II - OTHER INFORMATION............................................     12

         ITEM 1.    LEGAL PROCEEDINGS..................................     12

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................     12

         SIGNATURES....................................................     13

               Price Communications Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,      DECEMBER 31,
                                                                  1995             1994
                                                               -----------     ------------
                                                               (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                    $ 1,212,662      $ 1,136,010
 Accounts receivable, net                                       4,551,020        5,073,450
 Film broadcast rights                                          2,140,609        1,990,874
 Prepaid expenses and other current assets                        985,450          892,303
                                                              -----------      -----------
Total current assets                                            8,889,741        9,092,637

Property and equipment, at cost, less
 accumulated depreciation                                      11,576,806       11,499,936
Broadcast licenses and other intangibles,
 less accumulated amortization                                 66,934,921       67,528,870
Film broadcast rights                                           2,863,561        1,867,096
Notes receivable                                                  802,500          817,500
Other assets                                                      105,957           46,091
                                                              -----------      -----------
Total assets                                                  $91,173,486      $90,852,130
                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                        $ 2,646,690      $ 3,602,734
 Current portion of long-term debt                                  9,624        1,209,493
 Other current liabilities                                      5,057,349        4,264,326
                                                              -----------      -----------
Total current liabilities                                       7,713,663        9,076,553
                                                              -----------      -----------

Long-term debt (see Note 3,4)                                  22,870,739       21,310,356
Deferred tax effect on basis difference arising on
 acquisition                                                   18,319,241       18,435,308
Other liabilities                                               3,536,764        2,950,585

Shareholders' equity:
Preferred Stock, par value $.01 per share;
 authorized 20,000,000, no shares outstanding                           -                -
Common Stock, par value $.01 per share;
 authorized 40,000,000 shares; outstanding
 9,872,294 in 1995 and 11,213,605 in 1994                          98,723          112,136
 (see Note 1)
Additional paid-in capital                                     19,358,651       26,248,234
Retained earnings                                              19,275,705       12,718,958
                                                              -----------      -----------
Total shareholders' equity                                     38,733,079       39,079,328
                                                              -----------      -----------
Total liabilities and shareholders' equity                    $91,173,486      $90,852,130
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements

               Price Communications Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                    Three months ended March 31,
                                                  --------------------------------

                                                         1995          1994
Revenue                                              $ 7,420,624     $6,213,270
Agency and representatives' commissions                1,165,525        811,429
                                                     -----------     ----------
Net revenue                                            6,255,099      5,401,841
                                                     -----------     ----------

Operating expenses                                     3,533,652      3,876,407
Corporate expenses                                       574,772        516,778
Other (income) expense, net (see Note 3)              (6,095,276)       103,018
Interest expense                                         539,273         56,470
Amortization of deferred debt
 expense (see Note 4)                                    360,000         33,941
Depreciation and amortization                            879,222        575,566
                                                     -----------     ----------
                                                        (208,357)     5,162,180
                                                     -----------     ----------

Income before income taxes                             6,463,456        239,661
Income tax (benefit) expense                             (93,291)         5,000
                                                     -----------     ----------
Net income                                           $ 6,556,747     $  234,661
                                                     ===========     ==========

Income per share                                     $      0.60     $     0.02
                                                     ===========     ==========


          See accompanying notes to consolidated financial statements

               Price Communications Corporation and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (Unaudited)


                                                            Three months ended March 31,
                                                          --------------------------------

                                                              1995             1994
                                                              ----             ----
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                        $ 1,413,162       $  (37,288)


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
 Sale of business, net                                              -            190,037
 Recovery on notes receivable, net                            7,256,302              -
 Capital expenditures                                          (533,585)        (161,531)
 Other                                                           28,300              -
                                                            -----------       ----------
Net cash provided by investing activities                     6,751,017           28,506
                                                            -----------       ----------
CASH FLOWS (USED IN) PROVIDED BY
 FINANCING ACTIVITIES:
 Payment of line of credit origination fee                     (360,000)             -
 Borrowings under line of credit agreements                     360,000              -
 Purchase of common stock                                    (8,173,588)             -
 Proceeds from stock options exercised                           86,061           33,162
 Other                                                              -             (3,608)
                                                            -----------       ----------
Net cash (used in) provided by financing activities          (8,087,527)          29,554
                                                            -----------       ----------
Net increase in cash and cash equivalents                        76,652           20,772
Cash and cash equivalents at beginning of quarter             1,136,010        1,395,102
                                                            -----------       ----------
Cash and cash equivalents at end of quarter                 $ 1,212,662       $1,415,874
                                                            ===========       ==========


Supplemental information:
        Income taxes paid, net of refunds                   $    51,126       $   34,305
                                                            ===========       ==========
        Interest paid                                       $   539,273       $    9,644
                                                            ===========       ==========



          See accompanying notes to consolidated financial statements

                        Price Communications Corporation
                                and Subsidiaries

                   Notes To Consolidated Financial Statements


1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Price Communications Corporation (the "Company" or "Price") and its subsidiaries. All significant intercompany items and transactions have been eliminated.

The consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year.

On March 6, 1995, the Directors of the Company declared a five-for-four stock split of the Company's Common Shares, effected in the form of a stock dividend, paid on April 8, 1995 to shareholders of record as of the close of business on March 27, 1995. As a result, the Company issued 1,974,636 new shares of its Common Stock. All presentations of shares outstanding and income per share prior to 1995 have been retroactively restated to reflect the 1995 stock split.

2.       PER SHARE DATA

Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and stock equivalents outstanding, which was approximately 10,897,567 and 12,469,897 for the quarter ended March 31, 1995 and 1994, respectively, as adjusted.

3.       RECENT DEVELOPMENTS

On January 30, 1995, the Company received a net cash payment of approximately $7.3 million from the proceeds of the liquidation of Fairmont Communications Corporation, a debtor of the Company which had been in Chapter 11 under the U.S. Bankruptcy Code. These notes had no book value. This amount has been treated as income and included in other (income) expense, net on the Company's consolidated statement of operations for the three months ended March 31, 1995.

On February 27, 1995, certain subsidiaries of the Company entered into a
Second Amended and Restated Line of Credit Agreement (the "Line of Credit") with the Bank of Montreal ("BMO"). The Line of Credit commitment was increased from $22.5 million to $40 million, for working capital and general corporate purposes.
                                       7

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

3.       RECENT DEVELOPMENTS (CONTINUED)

The Line of Credit is due in full on March 31, 1996, but the Company intends to refinance this obligation with a long-term obligation in the near future (see
Note 4).

In March 1995, at the Company's Annual Meeting, the Company's shareholders authorized the creation of 20 million shares of undesignated Preferred Stock for acquisitions and other purposes. No preferred stock had been issued as of March 31, 1995.

In March 1995, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of its Common Stock in the open market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of the Price shareholders. Approximately 1,375,000 shares were purchased in 1995 under this new authorization and the previous authorizations. In February 1995, the Company repurchased approximately 1,078,000 shares of its Common Stock from S.A.C. Capital and recognized a $1.2 million loss on the purchase of its Common Stock that has been included in other (income) expense, net on the Company's consolidated statement of operations for the three months ended March 31, 1995.

            [The remainder of this page is left blank intentionally]

                        Price Communications Corporation
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

4.       LONG-TERM DEBT

The Company's debt consists of the following notes payable by wholly owned subsidiaries of the Company at March 31, 1995 and December 31, 1994 as follows:

                                                          MARCH 31, 1995     DECEMBER 31, 1994
                                                          --------------     -----------------
Federal Broadcasting Corporation,
Southeast Texas Broadcasting Corporation,
Texoma Broadcasting Corporation
and Tri-State Broadcasting Corporation:
  Note payable to BMO under term loan
  agreement (A)                                             $22,860,000       $         -

Atlantic Broadcasting Corporation,
Federal Broadcasting Corporation,
Southeast Texas Broadcasting Corporation,
Texoma Broadcasting Corporation and
Tri-State Broadcasting Corporation:
  Note payable to BMO under term loan
  agreement                                                           -        22,500,000

Other                                                            20,363            19,849
                                                            -----------       -----------
                                                             22,880,363        22,519,849
Less amount due currently                                         9,624         1,209,493
                                                            -----------       -----------
                                                            $22,870,739       $21,310,356
                                                            ===========       ===========



(A) On February 27, 1994, certain subsidiaries of the Company entered into a Line of Credit with BMO. The Line of Credit commitment was increased from $22.5 million to $40 million. All outstanding borrowings under the Line of Credit must be repaid to BMO on March 31, 1996; the termination date of the Line of Credit. The Company intends to refinance this obligation with a long-term obligation in the near future.

Borrowings under the Line of Credit bear interest at the BMO Base Rate, as defined, plus up to a maximum of .75%, and are secured by the assets of the subsidiaries. There is also a fee of .5% on the unused portion, if any, of the Line of Credit. On March 31, 1995, the effective interest rate was 9.00%. The terms of the Line of Credit require the Company to maintain certain financial ratios, restrict the declaration of dividends and require the Company to apply the proceeds from future asset sales to the outstanding balance due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  .

         References to the "Company" or "Price" in this report include Price Communications Corporation an its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

         The Company's net revenue, operating expenses, depreciation, amortization and interest expense for the three months ended March 31, 1995 are not comparable to the three months ended March 31, 1994, due to the 1994 acquisition of WHTM-TV, the borrowings to effect such an acquisition, and the 1994 dispositions of the Company's radio properties and other assets. During the first three months of 1995, net revenues increased by 16% to $6.3 million from $5.4 million. The increase was due to the acquisition of WHTM-TV in 1994 and the strong performance of all the television stations during the first quarter of 1995, offset by a decline in revenue due to the sales of Price's radio stations in 1994. Operating expenses decreased by 9 % for the quarter when compared to the prior year's quarter due to the higher operating margin of the new television station as compared to the properties the company sold. Depreciation and amortization expense rose to $.9 million from $.6 million primarily as a result of amortization of intangibles associated with the acquisition of WHTM-TV.

         The Company recognized approximately $6.6 million of net income for the three months ended March 31, 1995, as compared to $.2 million of net income for the three months ended March 31, 1994. This increase is primarily due to the realization of $7.3 million in other income from the liquidation of Fairmont offset by a $1.2 million loss incurred in purchasing its own stock (see Note 3 of Notes to Consolidated Financial Statements). Additionally, interest expense increased by $.4 million over the prior year's quarter since the Company had little or no long-term debt outstanding during the quarter ended March 31, 1994.

         The Company's per share income was $.60 for the quarter ended March 31, 1995, as compared to an income of $.02 for the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $1.2 million and $1.1 million in cash and cash equivalents at March 31, 1995, and December 31, 1994, respectively. The Company had net working capital of approximately $1.2 million at March 31, 1995. The Company had long term debt of approximately $22.8 million as of March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                              .

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         During February 1995, certain of the Company's subsidiaries entered into a Second Amended Line of Credit Agreement ("Line of Credit") with the Bank of Montreal ("BMO"). The Line of Credit was for $40 million with approximately $22.8 million outstanding as of March 31, 1995. The Line of Credit terminates on March 31, 1996 with payment of all outstanding borrowings due on that date. The Company intends to refinance this obligation with a long-term obligation in the near future. Borrowings bear interest equal to the BMO base rate as defined, plus up to a maximum of .75% and are secured by the assets of the Company's subsidiaries who are borrowers on the Line of Credit (see Note 4 of Notes to Consolidated Financial Statements).

         Although the Company has incurred substantial depreciation and amortization expenses as a result of the purchase of its properties, it does not anticipate the need to make major capital expenditures in respect of its existing media properties during 1995 and the Company does not believe that such a lack of major capital expenditures will affect its competitive position. Capital expenditures for the three months ended March 31, 1995 were approximately $.5 million .

         The Company's sources of funds to serve its debt and meet its other obligations historically have been provided by its liquid assets, cash flow from operations and investment activities, proceeds from the sale of properties and from loans and financings. The Company intends to seek to improve cash flow from operations by imposing stringent budget procedures on its media properties and by seeking to increase revenues in excess of increases in operating expenses.

         In March 1995, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of its Common Stock in the open market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of Price's shareholders, in addition to previous authorizations. Approximately 1,375,000 shares were purchased in 1995 under this new authorization and previous authorizations.

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

             None.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)      Exhibits:

                      None.

             (b)      Reports on Form 8-K.

                      On March 14, 1995, the Company filed a Form 8-K to report an event of March 7, 1995. The report included an Item 4 discussion of the dismissal of KPMG Peat Marwick LLP as Price Communications Corporation's principal accountant responsible for the audit of Price's financial statements.

                      On March 29, 1995, the Company filed a Form 8-K/A to report an event of March 7, 1995. The report included an
                      Item 4 discussion of the dismissal of KPMG Peat Marwick LLP as Price Communications Corporation's principal accountant responsible for the audit of Price's financial statements.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PRICE COMMUNICATIONS CORPORATION

  Dated:           May 10, 1995            By  /s/   Robert  Price
                                               ----------------------------

                                           Robert Price
                                           President and Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.                     Description                         Page No.
- -----------                     -----------                         -------
Ex-27                           Financial Data Schedule