Form 10-Q
period 1995-06-30
PRICE COMMUNICATIONS CORP
filed 1995-07-31
CIK 355787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to ______________ .

Commission file number 1-8309.

                        PRICE COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its Charter)

           NEW YORK                                   13-2991700
(State or other jurisdiction of                    (I.R.S.  Employer
 incorporation or organization)                    Identification No.)

           45 Rockefeller Plaza, Suite 3201, New York, New York, 10020
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

Yes    x     No
    -------     --------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under the plan confirmed by the court.

Yes    x     No
    -------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,845,894 shares of Common Stock, par value $.01 per share, outstanding as of July 27, 1995.

                               PAGE 1 OF 13 PAGES
                             THERE ARE NO EXHIBITS.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 1995

PART  I - FINANCIAL INFORMATION

                                                                                 Page
         ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)                             Number
                                                                                ------
         Consolidated Balance Sheets at June 30, 1995
                  and December 31, 1994 .....................................      4

         Consolidated Statement of Operations for the
                  Six and Three Months ended June 30, 1995 and 1994..........    5-6

         Condensed Consolidated Statements of Cash Flows
                  for the Six Months ended June 30, 1995 and 1994............      7

         Notes to Consolidated Financial Statements..........................      8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   9-11

PART II - OTHER INFORMATION..................................................     12

         ITEM 1.  LEGAL PROCEEDINGS..........................................     12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................     12

         SIGNATURES..........................................................     13

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,      DECEMBER 31,
                                                           1995           1994
                                                       -----------     -----------
                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                             $ 2,033,671     $ 1,136,010
 Accounts receivable, net                                5,843,887       5,073,450
 Film broadcast rights                                   1,647,866       1,990,874
 Prepaid expenses and other current assets                 743,803         892,303
                                                       -----------     -----------
Total current assets                                    10,269,227       9,092,637

Property and equipment, at cost, less
 accumulated depreciation                               11,362,305      11,499,936
Broadcast licenses and other intangibles,
 less accumulated amortization                          66,618,480      67,528,870
Film broadcast rights                                    2,321,370       1,867,096
Notes receivable                                           540,000         817,500
Other assets                                               198,042          46,091
                                                       -----------     -----------
Total assets                                           $91,309,424     $90,852,130
                                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                 $ 3,153,736     $ 3,602,734
 Current portion of long-term debt                           9,624       1,209,493
 Other current liabilities                               4,220,613       4,264,326
                                                       -----------     -----------
Total current liabilities                                7,383,973       9,076,553
                                                       -----------     -----------

Long-term debt                                          22,007,009      21,310,356
Deferred tax effect on basis difference arising on
 acquisition                                            18,200,456      18,435,308
Other liabilities                                        3,050,616       2,950,585

Shareholders' equity:
Preferred Stock, par value $.01 per share;
 authorized 20,000,000, no shares outstanding                 --              --
Common Stock, par value $.01 per share;
 authorized 40,000,000 shares; outstanding
 9,854,994, in 1995 and 11,213,605  in 1994                 98,550         112,136
 (see Note 1)
Additional paid-in capital                              19,252,561      26,248,234
Retained earnings                                       21,316,259      12,718,958
                                                       -----------     -----------
Total shareholders' equity                              40,667,370      39,079,328
                                                       -----------     -----------
Total liabilities and shareholders' equity             $91,309,424     $90,852,130
                                                       ===========     ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Price Communications Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                               Six months ended June 30,
                                            ------------------------------
                                                 1995              1994
                                                 ----              ----
Revenue                                     $ 16,665,617      $ 12,267,111
Agency and representatives' commissions        2,651,951         1,616,046
                                            ------------      ------------
Net revenue                                   14,013,666        10,651,065
                                            ------------      ------------

Operating expenses                             7,757,223         7,323,044
Corporate expenses                             1,135,963         2,050,236
Other (income) expense, net                   (6,472,627)       (2,453,885)
Interest expense                               1,060,973            58,489
Amortization of deferred debt  expense           360,000            33,941
Depreciation and amortization                  1,732,529         1,047,442
                                            ------------      ------------
                                               5,574,061         8,059,267
                                            ------------      ------------
Income before income taxes                     8,439,605         2,591,798

Income tax (benefit) expense                    (157,696)            5,000
                                            ------------      ------------
Net income                                  $  8,597,301      $  2,586,798
                                            ============      ============
Income per share                            $       0.80      $       0.21
                                            ============      ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Price Communications Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                              Three months ended June 30,
                                             ----------------------------
                                                 1995             1994
                                                 ----             ----
Revenue                                      $ 9,244,993      $ 6,053,841
Agency and representatives' commissions        1,486,426          804,617
                                             -----------      -----------
Net revenue                                    7,758,567        5,249,224
                                             -----------      -----------

Operating expenses                             4,223,571        3,446,637
Corporate expenses                               561,191        1,533,458
Other (income) expense, net (see Note 3)        (377,351)      (2,556,903)
Interest expense                                 521,700            2,019
Depreciation and amortization                    853,307          471,876
                                             -----------      -----------
                                               5,782,418        2,897,087
                                             -----------      -----------

Income before income taxes                     1,976,149        2,352,137
Income tax benefit                               (64,405)            --
                                             -----------      -----------
Net income                                   $ 2,040,554      $ 2,352,137
                                             ===========      ===========
Income per share                             $      0.20      $      0.19
                                             ===========      ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Price Communications Corporation and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                    Six months ended June 30, 1995
                                                    ------------------------------
                                                         1995            1994
                                                         ----            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 3,145,458      $ 2,031,767


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
 Sale of business and equipment , net                       --          5,208,999
 Investment in businesses, net of cash acquired             --           (441,886)
 Recovery on notes receivable, net                     7,593,802             --
 Capital expenditures                                   (742,342)        (317,550)
 Other                                                   (46,600)            --
                                                     -----------      -----------
Net cash provided by investing activities              6,804,860        4,449,563
                                                     -----------      -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
 Payment of line of credit origination fee              (360,000)            --
 Borrowings under line of credit agreements              360,000             --
 Payments under line of credit agreements               (860,000)      (3,200,000)
 Repurchase of common stock                           (8,278,718)            --
 Proceeds from stock options exercised                    86,061          128,048
 Other                                                      --             (3,608)
                                                     -----------      -----------
Net cash used in financing activities                 (9,052,657)      (3,075,560)
                                                     -----------      -----------

Net increase in cash and cash equivalents                897,661        3,405,770
Cash and cash equivalents at beginning of period       1,136,010        1,395,102
                                                     -----------      -----------
Cash and cash equivalents at end of period           $ 2,033,671      $ 4,800,872
                                                     ===========      ===========
Supplemental information:
              Income taxes paid, net of refunds      $   156,333      $    35,327
                                                     ===========      ===========
              Interest paid                          $ 1,060,973      $    65,722
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

In April 1995, the Company effected a five-for-four stock split in the form of a 25% common stock dividend. All presentations of shares outstanding and income per share have been retroactively restated to reflect the 1995 stock split.

2.       PER SHARE DATA

Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and stock equivalents outstanding, which was approximately 10,796,000 and 10,301,000 for the six and three months ended June 30, 1995 and 12,466,000 and 12,467,000 for the six and three months ended June 30, 1994. All presentations of shares outstanding and income per share have been retroactively restated to reflect the 1995 stock split.

3.       RECENT DEVELOPMENTS

In February 1995, certain subsidiaries of the Company entered into a Second Amended and Restated Line of Credit Agreement ("Line of Credit") with the Bank of Montreal. The Line of Credit commitment was permanently reduced from $40.0 million to $22.8 million and further reduced to $22.0 million on June 30, 1995. The Line of Credit is due in full on March 31, 1996, but the Company intends to refinance this obligation with a long-term obligation in the third quarter of 1995.

During May 1995, the Company received a $655,000 payment on a note receivable originating from the 1994 sale of its outdoor advertising business, from the buyer, Midwest Media, Inc. During 1994, the Company set up a reserve of $337,500 against this note. The recovery on this note, $337,500, has been treated as income and included in other (income) expense on the Company's consolidated statement of operations for the six and three months ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

         The Company's net revenue, operating expenses, depreciation, amortization and interest expense for the six and three months ended June 30, 1995 are not comparable to the six and three months ended June 30, 1994, due to the 1994 acquisition of WHTM-TV, the borrowings to effect such acquisition, and the 1994 dispositions of the Company's radio properties and other assets.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

         Net revenue increased by 48% to $7.8 million. The increase was due to the acquisition of WHTM-TV in 1994 and the strong performance of all the television stations during the three months ended June 30, 1995, offset by a decline in revenue due to the sale of Price's radio stations in 1994. Related operating expenses increased by only 23%, as a result of the increase in revenue and relatively higher operating margin of the new television station as compared to the properties the Company sold. Corporate expenses decreased approximately $1.0 million for the three months ended June 30, 1995 as compared to the same period in 1994, primarily due to the absence of legal and advisory expenses in connection with the 1992 restructuring and a related lawsuit. Additionally, interest expense increased by $.5 million over the prior year's quarter since the Company had little or no long-term debt outstanding during the three months ended June 30, 1994. Depreciation and amortization expense rose $.4 million primarily as a result of amortization of intangibles associated with the acquisition of WHTM-TV.

         The Company recognized approximately $2.0 million and $2.4 million of net income for the three months ended June 30, 1995 and 1994, respectively. Net income for the three months ended June 30, 1995 was primarily the result of increased income from operations. Net income for the three months ended June 30, 1994 was primarily the result of a $3.0 million pretax gain from the sale of the Company's Buffalo radio stations.

         The Company's per share income was $.20 and $.19 for the three months ended June 30, 1995 and 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

         Net revenue increased by 32% primarily due to the acquisition of WHTM-TV in 1994 and the strong performance of all the television stations during the six months ended June 30, 1995, but was offset by a decline in revenue due to the sale of Price's radio stations in 1994. Related operating expenses increased only 6% as a direct result of the increase in revenue and the relatively higher operating margin of WHTM-TV as compared to the properties the Company sold. Corporate expense decreased approximately $.9 million as compared to the same period last year due to the absence of legal and advisory expenses in connection with the 1992 restructuring and a related lawsuit. Depreciation and amortization expense increased $.7 million primarily as a result of amortization of intangibles associated with the acquisition of WHTM-TV.

         The Company recognized approximately $8.6 million and $2.6 million of net income for the six months ended June 30, 1995 and 1994, respectively. This increase in 1995 is primarily due to increased income from operations and the realization of $7.3 million in other income from the liquidation of Fairmont offset by a $1.2 million loss incurred in repurchasing its own stock. Net income for six months ended June 30, 1994 was primarily the result of a pretax gain of approximately $3.0 million realized by the Company on the sale of its Buffalo radio stations. Additionally, interest expense increased by $1.0 million over the prior year's six months since the Company had little or no long-term debt outstanding during the six months ended June 30, 1995.

         The Company's per share income was $0.80 and $0.21 for the six months ended June 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $2.0 million and $1.1 million in cash and cash equivalents at June 30, 1995, and December 31, 1994, respectively. The Company had net working capital of approximately $2.9 million at June 30, 1995. The Company had long term debt of approximately $22.0 million as of June 30, 1995.

         Although the Company has incurred substantial depreciation and amortization expenses as a result of the purchase of its properties, it does not anticipate the need to make major capital expenditures in respect to its existing media properties during 1995 and the Company does not believe that such a lack of major capital expenditures will affect its competitive position. Capital expenditures for the six months ended June 30, 1995 were approximately $.7 million .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company's sources of funds to serve its debt and meet its other obligations have been provided historically by its liquid assets, cash flow from operations and investment activities, proceeds from the sale of properties and from loans and financings. The Company intends to seek to improve cash flow from operations by imposing stringent budget procedures on its media properties and by seeking to increase revenues in excess of increases in operating expenses.

         In March 1995, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of its Common Stock in the open market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of Price's shareholders, in addition to previous authorizations. Approximately 1,392,000 shares were purchased in 1995 under this new authorization and previous authorizations.

            [The remainder of this page is left blank intentionally]

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                           None.

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRICE COMMUNICATIONS CORPORATION

Dated:    July 28, 1995               By  /s/ Robert Price
                                         ----------------------------------
                                      Robert Price
                                      President and Chief Financial Officer

                              EXHIBIT INDEX


Exhibit No.                    Description
- ----------                     -----------
EX-27                          Financial Data Schedule