Form 10-Q
period 1995-09-30
PRICE COMMUNICATIONS CORP
filed 1995-11-08
CIK 355787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)


/ x /    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1995 or

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ______________________to
______________________.

Commission file number 1-8309.


                       PRICE COMMUNICATIONS CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


                      NEW YORK                                                                   13-2991700
-----------------------------------------------------                        -------------------------------------------------
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

Yes    x     No
    ------      ------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under the plan confirmed by the court.

Yes    x    No
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,821,594 shares of Common Stock, par value $.01 per share, outstanding as of October 30, 1995.

                              Page 1 of  12 Pages
                              There are Exhibits.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1995



PART  I - FINANCIAL INFORMATION
          ---------------------
                                                                                                                        Page
         ITEM 1. FINANCIAL STATEMENTS  (UNAUDITED)                                                                     Number
                 ---------------------------------                                                                     ------

         Consolidated Balance Sheets at September 30, 1995
                 and December 31, 1994..................................................................                3

         Consolidated Statements of Operations for the
                 Three and Nine Months ended September 30, 1995 and 1994................................                4

         Condensed Consolidated Statements of Cash Flows
                 for the Nine Months ended September 30, 1995 and 1994..................................                5

         Notes to Consolidated Financial Statements.....................................................               6-7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ----------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................               8-10
                 ---------------------------------------------

PART II - OTHER INFORMATION............................................................................                 11
          -----------------

         ITEM 1. LEGAL PROCEEDINGS......................................................................                11
                 -----------------

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................                11
                 --------------------------------

         SIGNATURES.....................................................................................                12

               Price Communications Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS



                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                      1995                      1994
                                                              -------------------------------------------
                                                                   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                    $     2,645,270            $    1,136,010
 Marketable equity securities (see Note 3)                          1,039,500                         -
 Accounts receivable, net                                           5,366,025                 5,073,450
 Film broadcast rights                                              2,468,088                 1,990,874
 Prepaid expenses and other current assets                            771,065                   892,303
                                                              -------------------------------------------
Total current assets                                               12,289,948                 9,092,637

Property and equipment, at cost, less
 accumulated depreciation                                          11,262,323                11,499,936
Broadcast licenses and other intangibles,
 less accumulated amortization                                     66,101,374                67,528,870
Film broadcast rights                                               2,678,412                 1,867,096
Notes receivable                                                      540,000                   817,500
Other assets                                                          199,687                    46,091
                                                              -------------------------------------------
Total assets                                                  $    93,071,744            $   90,852,130
                                                              ===========================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                        $     3,132,180            $    3,602,734
 Current portion of long-term debt                                      9,624                 1,209,493
 Other current liabilities                                          5,464,241                 4,264,326
                                                              -------------------------------------------
Total current liabilities                                           8,606,045                 9,076,553
                                                              -------------------------------------------

Long-term debt                                                     22,003,160                21,310,356
Deferred tax effect on basis difference arising
 on acquisition                                                    18,187,578                18,435,308
Other liabilities                                                   2,969,067                 2,950,585

Shareholders' equity:
Preferred Stock, par value $.01 per share;
 authorized 20,000,000, no shares outstanding                              -                          -
Common Stock, par value $.01 per share;
 authorized 40,000,000 shares; outstanding
 9,816,594 in 1995 and 11,213,605  in 1994                             98,166                   112,136
 (see Note 2)
Additional paid-in capital                                         18,902,901                26,248,234
Retained earnings                                                  22,304,827                12,718,958
                                                              -------------------------------------------
Total shareholders' equity                                         41,305,894                39,079,328
                                                              -------------------------------------------
Total liabilities and shareholders' equity                    $    93,071,744            $   90,852,130
                                                              ===========================================

          See accompanying notes to consolidated financial statements

               Price Communications Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ---------------------------------     -------------------------------
                                                                   1995               1994              1995             1994
                                                                   ----               ----              ----             ----
Revenue                                                     $    7,887,917      $   6,413,942     $   24,553,534   $   18,681,053
Agency and representatives' commissions                          1,231,532            871,177          3,883,483        2,487,223
                                                            ---------------------------------     -------------------------------
Net revenue                                                      6,656,385          5,542,765         20,670,051       16,193,830
                                                            ---------------------------------     -------------------------------

Operating expenses                                               3,588,962          3,450,118         11,346,185       10,773,162
Corporate expenses                                                 877,755            868,404          2,013,718        2,918,640
Other (income) expense, net                                       (403,832)           (89,115)        (6,876,459)      (2,543,000)
Interest expense                                                   511,481            156,498          1,572,454          214,987
Amortization of deferred debt  expense                                   -            142,420            360,000          176,361
Depreciation and amortization                                      977,742            755,955          2,710,271        1,803,397
Unrealized noncash loss on marketable
   securities                                                      110,629                  -            110,629                -
                                                            ---------------------------------     -------------------------------
                                                                 5,662,737          5,284,280         11,236,798       13,343,547
                                                            ---------------------------------     -------------------------------

Income before income taxes                                         993,648            258,485          9,433,253        2,850,283

Income tax expense (benefit)                                         5,080             38,000           (152,616)          43,000
                                                            ---------------------------------     -------------------------------

Net income                                                  $      988,568      $     220,485     $    9,585,869   $    2,807,283
                                                            =================================     ===============================

Income per share                                            $         0.10      $        0.02     $         0.91   $        $0.22
                                                            =================================     ===============================


          See accompanying notes to consolidated financial statements

               Price Communications Corporation and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (Unaudited)


                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        --------------------------------------

                                                                                             1995                     1994
                                                                                             ----                     ----
NET CASH PROVIDED BY  OPERATING ACTIVITIES                                              $   5,489,163          $     2,422,390


CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
 Sale of business and equipment , net                                                                                5,713,352
 Investment in businesses, net of cash acquired                                                                    (50,365,979)
 Recovery on notes receivable, net                                                          7,593,802                        -
 Capital expenditures                                                                      (1,100,958)                (357,673)
Purchase of marketable securities                                                          (1,867,882)                       -
Proceeds from sale of marketable securities                                                   825,703                        -
Other                                                                                         (28,300)                       -
                                                                                        --------------------------------------
Net cash provided by (used in) investing activities                                         5,422,365              (45,010,300)
                                                                                        --------------------------------------

CASH FLOWS (USED IN) PROVIDED BY FINANCING
ACTIVITIES:
 Payment of line of credit origination fee                                                   (360,000)                       -
 Borrowings under line of credit agreements                                                   360,000               41,800,000
 Payments under line of credit agreements                                                    (860,000)                       -
 Repurchase of common stock                                                                (8,664,219)                       -
 Proceeds from stock options exercised                                                        121,951                  216,470
                                                                                        --------------------------------------
Net cash (used in) provided by  financing activities                                       (9,402,268)              42,016,470
                                                                                        --------------------------------------

Net increase in cash and cash equivalents                                                   1,509,260                 (571,440)
Cash and cash equivalents at beginning of period                                            1,136,010                1,395,102
                                                                                        --------------------------------------
Cash and cash equivalents at end of period                                              $   2,645,270          $      $823,662
                                                                                        ======================================


Supplemental information:
            Income taxes paid, net of refunds                                           $     180,718          $       151,133
                                                                                        ======================================
            Interest paid                                                               $   1,572,454          $        86,219
                                                                                        ======================================



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

2.       PER SHARE DATA

Primary income per common share is based on net income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 10,392,000 and 10,528,00 for the three and nine months ended September 30, 1995 and 12,667,000 and 12,515,000 for three and nine months ended September 30, 1994. All presentations of common shares outstanding and income per common share have been retroactively restated to reflect the April 1995 stock split.

3.       MARKETABLE SECURITIES

Marketable securities, consisting of equity securities, are stated at the lower of cost or market based on quoted market prices. Unrealized losses on marketable securities are charged to income. Realized gains and losses are determined by a specific identification method and are reflected in income.

4.       RECENT DEVELOPMENTS

On August 8, 1995, the Company agreed to sell, subject to FCC approval, substantially all of the assets, together with certain liabilities, of its three NBC affiliates, KJAC-TV, Beaumont/Port Arthur, TX; KFDX-TV, Wichita Falls, TX/Lawton, OK and KSNF-TV, Joplin, MO/Pittsburg, KS for approximately $40 million in cash. The stations were sold to USA Broadcasting Group, a newly organized acquirer of television properties. The Company expects a pre-tax gain of approximately $29 million from this transaction.

                        PRICE COMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RECENT DEVELOPMENTS (CONTINUED)

On October 18, 1995, the Company agreed to sell, subject to FCC approval, substantially all of the assets, together with certain liabilities of its ABC affiliate serving the Harrisburg-York-Lebanon-Lancaster, PA television market for $113 million in cash to Allbritton Communications Corporation. The Company expects a pre-tax gain of approximately $66 million from this transaction.





           [ The remainder of this page is left blank intentionally ]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

         The Company's net revenue, operating expenses, depreciation, amortization and interest expense for the nine and three months ended September 30, 1995 are not comparable to the three and nine months ended September 30, 1994, due to the September 1994 acquisition of WHTM-TV, the borrowings to effect such acquisition, and the 1994 dispositions of the Company's radio properties and other assets.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

         Net revenue increased by 20% to $6.7 million. The increase was due primarily to the acquisition of WHTM-TV in September 1994 (and its results not being included for the full third quarter of 1994) and the strong performance of all the television stations during the three months ended September 30, 1995 partially offset by a decline in revenue due to the sale of Price's radio stations in 1994. Related operating expenses increased by only 4%, as a result of the increase in revenue and relatively higher operating margin of the new television station as compared to the properties the Company sold. Interest expense increased by $.4 million over the prior year's quarter since the Company had little or no long-term debt outstanding for most of the three months ended September 30, 1994. Depreciation and amortization expense rose $.2 million primarily as a result of amortization of intangibles associated with the acquisition of WHTM-TV.

         The Company recognized approximately $1.0 million and $.2 million of net income for the three months ended September 30, 1995 and 1994, respectively. This increase in net income for the three months ended September 30, 1995 was primarily the result of increased income from operations, as noted above, and other income of $.4 million resulting primarily from the Company's negotiation and signing of a new national sales representation agreement for WHTM-TV and new network-affiliation agreements for its three NBC affiliates.

         The Company's per share income was $.10 and $.02 for the three months ended September 30, 1995 and 1994, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

         Net revenue increased by 28% primarily due to the acquisition of WHTM-TV in 1994 (and therefore not being included for most of the first nine months of 1994) and the strong performance of all the television stations during the nine months ended September 30, 1995, but was partially offset by a decline in revenue due to the sale of Price's radio stations in 1994. Related operating expenses increased only 5% as a direct result of the increase in revenue and the relatively higher operating margin of WHTM-TV as compared to the properties the Company sold. Corporate expense decreased approximately $.9 million as compared to the same period last year due to the absence of any legal and advisory expenses in 1995 related to the 1992 restructuring and a related lawsuit. Depreciation and amortization expense increased $.9 million primarily as a result of amortization of intangibles associated with the acquisition of WHTM-TV.

         The Company recognized approximately $9.6 million and $2.8 million of net income for the nine months ended September 30, 1995 and 1994, respectively. This increase in 1995 is primarily due to increased income from operations and the realization of $7.3 million in other income from the liquidation of Fairmont offset by a $1.2 million loss incurred in repurchasing the Company's own stock. Net income for nine months ended September 30, 1994 was primarily the result of a pretax gain of approximately $3.0 million realized by the Company on the sale of its Buffalo radio stations. Additionally, interest expense increased by $1.4 million over the prior year's nine months since the Company had little or no long-term debt outstanding during most of the nine months ended September 30, 1994.

         The Company's per share income was $.91 and $.22 for the nine months ended September 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $2.7 million and $1.1 million in cash and cash equivalents at September 30, 1995, and December 31, 1994, respectively. The Company had net working capital of approximately $3.7 million at September 30, 1995. The Company had long term debt of approximately $22 million as of September 30, 1995.

         Although the Company has incurred substantial depreciation and amortization expenses as a result of the purchase of its properties, it does not anticipate the need to make major capital expenditures for its existing media properties during 1996 and the Company does not believe that such a lack of major capital expenditures will affect its competitive position. Capital expenditures for the nine months ended September 30, 1995 were approximately $1.1 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's sources of funds to serve its debt and meet its other obligations have been provided historically by its liquid assets, cash flow from operations and investment activities, proceeds from the sale of properties and from loans and financings. The Company expects to have $100 million of cash available after consummation of the sale of its four television stations after receiving the benefit of its net capital and operating losses, payment of taxes and
repayment of the Company's outstanding debt.   The Company anticipates using
such funds to seek acquisitions primarily in the media field, for repurchase of the Company's common stock pursuant to prior Board of Directors approval and possibly other media and related investments.

         In March 1995, the Company's Board of Directors authorized the purchase of up to 1,000,000 shares of its Common Stock in the open market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of Price's shareholders, in addition to previous authorizations. Approximately 1.5 million shares were purchased in 1995 under this new authorization and previous authorizations.


            [The remainder of the page is left blank intentionally.]

PART II - OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

                 None.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits:

                      (10)(gg) Asset purchase agreement dated as of August 8, 1995 by and between USA Broadcasting Group L.L.C. and Price Communications Corporation, Texoma Broadcasting Corp., Southeast Texas Broadcasting Corp. and Tri-State Broadcasting Corp.

                      (10)(hh) Asset purchase agreement dated as of October 18, 1995 by and between WHTM-TV, Inc. and Allbritton Communications Company.

                      (27)        Financial Data Schedule


                 (b)  Reports on Form 8-K.

                                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PRICE COMMUNICATIONS CORPORATION

Dated:     November 8, 1995              By    /s/Robert Price
                                              ------------------------------

                                     Robert Price
                                     President and Chief Financial Officer

                                EXHIBIT INDEX

        Exhibit No.                          Description
        -----------                          -----------

          (10)(gg) Asset purchase agreement dated as of August 8, 1995 by and between USA Broadcasting Group L.L.C. and Price Communications Corporation, Texoma Broadcasting Corp., Southeast Texas Broadcasting Corp. and Tri-State Broadcasting Corp.

          (10)(hh) Asset purchase agreement dated as of October 18, 1995 by and between WHTM-TV, Inc. and Allbritton Communications Company.

          27                  Financial Data Schedule