Form 10-K
period 1995-12-31
PRICE COMMUNICATIONS CORP
filed 1996-03-13
CIK 355787

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995 or

[  ]     Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 [No Fee Required]
For the transition period from ________ to ________

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


Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each exchange
         Title of each class                          on which registered

Common Stock, par value $.01 per share                American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
                           None.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under its Plan of Reorganization as confirmed by the court.

Yes  X   No
    ---     ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the
filing requirements for the past 90 days.   Yes  X   No    .
                                                ---     ---

                               Page 1 of 41 Pages
                      The Exhibit Index Appears on Page E-1

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10- K. [ ]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

         Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the American Stock Exchange ("AMEX") on March 1, 1996 ($7 as reported in the Wall Street Journal): approximately $31.4 million. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, executive officers and principal shareholders of the Company; certain of such persons disclaim that they are affiliates of the Company.)

         Indicate the number of shares outstanding of each of the Company's classes of common stock as of the latest practicable date:

         9,518,242 shares of Common Stock, par value $.01 per share, were outstanding as of March 1, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

Item  1. Business.

GENERAL

         The Company has historically been a nationwide communications company. Until consummation of their sale in March and February 1996, the Company owned an ABC affiliate, WHTM-TV (which was acquired by the Company during 1994), serving Harrisburg/Lancaster/Lebanon/York, Pennsylvania and three NBC affiliated television stations, KSNF-TV, serving Joplin, Missouri/Pittsburg, Kansas; KJAC-TV, serving Beaumont/Port Arthur, Texas; and KFDX-TV, serving Wichita Falls, Texas/Lawton, Oklahoma (see "Recent Developments"), respectively. Prior to 1995 the Company owned a number of television, radio, newspaper and other media and related properties which were disposed of pursuant to the Company's long-standing policy of buying and selling media properties at times deemed advantageous by the Company's Board of Directors. The Company intends to continue to investigate and pursue potential media and other acquisitions such as television and radio properties and, possibly, outdoor advertising and newspapers.

         The Company's business strategy is to acquire communications properties at prices it considers attractive, finance such properties on terms satisfactory to it, manage such properties in accordance with its operating strategy and dispose of them if and when the Company determines such disposition to be in its best interest. See "Recent Developments" regarding sales of properties since the beginning of 1995. For the foregoing reasons, the results of the Company's historical operations are not comparable to or indicative of results in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company was organized in New York in 1979 and began active operations in 1981. Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RECENT DEVELOPMENTS

         On March 1, 1996, the Company sold substantially all of the assets, except cash but including accounts receivable together with certain liabilities of its ABC affiliate serving the Harrisburg-York-Lebanon-Lancaster, Pennsylvania television market for approximately $115 million in cash to Allbritton Communications Company. The Company expects to recognize a pre-tax gain of approximately $65 million from this transaction.

         On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliates, KJAC-TV, Beaumont/Port Arthur, Texas; KFDX-TV, Wichita Falls, Texas/Lawton, Oklahoma and KSNF-TV, Joplin, Missouri/Pittsburg, Kansas for approximately $41 million in cash. The stations were sold to US Broadcast Group, a newly organized acquirer of television properties. The Company expects to recognize a pre-tax gain of approximately $30 million from this transaction.

         Prior to 1995, the Company had written off its investment in Fairmont Communications Corporation ("Fairmont"), which had filed for relief under Chapter 11 of the U.S. Bankruptcy Code, with the result that the Company's carrying value in such investment was zero. During 1994, the Company entered into a settlement agreement with the various parties to the Fairmont bankruptcy proceedings although the exact amount was uncertain until 1995. The Company received during 1995 cash payments totaling approximately $7.9 million in respect of sales of properties by Fairmont.

         After giving effect to the sale of its television properties, the Company has significant liquid assets on hand to invest in communications properties and possibly in other companies in the form of debt or equity that its Board of Directors decides to be in the best interests of its shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In that connection, during December, 1995, the Company invested approximately $8.4 million in warrants to acquire approximately 1.2 million shares of Class B Common Stock of PriCellular Corporation ("PriCellular"), a publicly held cellular telephone company of which Mr. Price is President.

         During February 1996, the Company purchased 600,000 shares of PriCellular Class A Common Stock for approximately $6.3 million. The Company's Board of Directors will continue to investigate investments for the Company that it believes provide opportunities for significant returns to shareholders, including possible additional investments in PriCellular.

         Due to the developments described above, the Company's historical results of operation should not be regarded as indicative of its future results.

SEGMENT DATA

         See Note 13 of Notes to Consolidated Financial Statements for segment data concerning the Company's television, radio and other operations. The Company's television stations contributed 100 percent of the Company's net revenue for 1995. The Company's television and radio segments contributed 70 percent and 30 percent, respectively, of the Company's net revenue for the year ended December 31, 1994. During 1994, the Company disposed of all of its radio properties. For the year ended December 31, 1993, the Company's television, radio, and other segments contributed 52 percent, 45 percent and 3 percent, respectively, of the Company's net revenue.

ACQUISITION STRATEGY

         After giving effect to the consummation of the sale by the Company of WHTM-TV, KSNF-TV, KJAC-TV and KFDX-TV, the Company has significant funds available for acquisition and investment purposes. See "Business - Recent Developments." The Company continues to actively review potential acquisitions and investments. Among the possible acquisitions or investments which may be considered by the Company are: (i) subject to the availability of such properties at prices deemed prudent by the Company, making acquisitions of radio and television properties; (ii) exploring related media activities, such as newspapers, outdoor advertising companies and publishing enterprises; (iii) investing funds in media and media related securities; (iv) returning to the Company's historic investment in PriCellular Corporation either through the purchase of PriCellular securities or a business combination with PriCellular; and (v) other acquisition and investment opportunities which may present themselves from time to time.

         To finance its acquisitions and to provide funds for other purposes, the Company may consider using a variety of sources in addition to its cash on hand, including borrowings from banks and other institutional lenders, the proceeds of debt sold to the public, seller financing, convertible preferred stock and common stock issued by the Company or its subsidiaries. Historically, the Company often acquired properties through newly organized subsidiaries, based on the credit of the properties being acquired or by borrowing or issuing securities at the parent level.

THE TELEVISION BROADCASTING INDUSTRY

         Television station revenues are primarily derived from local, regional and national advertising and from compensation paid by television networks for the local broadcast of network programming, with a small percentage of revenue sometime obtained from studio rental and programming related activities. The primary costs involved in owning and operating television stations are salaries, programming, promotion, depreciation and amortization, and selling expenses.

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

         For most network programming that is broadcast by a network affiliate, the network pays the affiliate compensation, which varies in amount depending upon the time of day during which the program is broadcast. "Prime-time" programming (7 P.M. to 11 P.M. E.S.T. Sundays and 8 P.M. to 11 P.M. E.S.T. other days) generally earns the highest rates. In addition, a network often allocates portions of advertising time during network broadcasts for direct sale by the local station to advertisers.

         While revenues are spread over the calendar year, the first quarter generally reflects the lowest and the fourth quarter the highest revenue for the year. The increase in retail advertising each fall in preparation for the holiday season, combined with political advertising in election years and new fall television programming, tend to increase fourth quarter revenues.

         A significant portion of the programs broadcast by network-affiliated television stations is provided by their networks. Programming costs are generally lower for network affiliates than the independent television stations, and network programs generally achieve higher ratings than non-network programs. The Company's television stations have also acquired programs from non-network sources. Programs obtained from non-network sources usually consists of syndicated television shows, some of which have been shown previously on a network, and feature films.

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

FEDERAL REGULATION OF BROADCASTING

         Television and radio broadcasting (as well as some other potential communications investments of the Company) are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended ("Communications Act"). On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "New Act"), which amends substantially the Communications Act. The Communications Act, among other things, prohibits the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC. Because many provisions of the New Act require regulatory actions by the FCC that have not yet occurred, the Company cannot predict the effect of any such new legislation or amendments on the Company. The businesses in which the Company may engage in the future may be subject to a greater or lesser degree of government regulation depending on the nature of such businesses.

EMPLOYEES

         As of December 31, 1995, the Company employed approximately 220 full time persons at its television stations. The stations have not experienced any significant labor problems under the Company's ownership and the Company considers its labor relations on the whole to be good.

         The Company relies on experienced managers for its broadcasting operations, who are given considerable authority at the local level. Where appropriate, the Company has also hired new management in an effort to improve the operations of a particular property.

ITEM 2.           PROPERTIES.

         The Company and its subsidiaries own studio and production facilities and own or lease space for other offices, antenna sites and certain equipment for their station. (See Note 16 of the Notes to Consolidated Financial Statements for information on minimum lease payments of the Company and its subsidiaries for the next five years.)

ITEM 3.           LEGAL PROCEEDINGS.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                                 PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS.

a)       Market for Common Stock

         The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the AMEX as adjusted to reflect its April, 1995 5 for 4 stock split, and rounded to the nearest eighth for each of the four quarters of 1995 and 1994, as reported by the AMEX was:

                                      1995                                      1994
                           ----------------------------              ---------------------------
         Quarter           High                   Low                High                  Low
         -------           ----                   ---                ----                  ---

         First             6-1/4                 4-7/8               3-3/4                 2-7/8

         Second            7-11/16               5-5/16              3-1/2                 2-3/4

         Third             9                     6-7/8               4-3/4                 3-1/4

         Fourth            8-3/4                 7-1/2               5-3/4                 3-3/4

The high and low last sale prices for the Company's Common Stock on the AMEX for March 1, 1996 as reported by the AMEX were $7 and $7, respectively. The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B".

b)       Holders

         On March 1, 1996, there were approximately 430 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 3,000 persons.

c)       Dividends

         The Company, to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances. It is not anticipated that dividends will be paid on its Common Stock in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1995, derived from audited consolidated financial statements of the Company and Notes thereto. On December 30, 1992, the Company's consensual Plan of Reorganization which had been approved by the United States Bankruptcy Court in the Southern District of New York in July of that year, became effective. A vertical black line has been placed to separate pre-organization consolidated operating statement and balance sheet items from the post-reorganization consolidated operating statement and balance sheet items since they are not prepared on a comparable basis.

                     CONSOLIDATED OPERATING STATEMENT ITEMS
                                 (in thousands)

                                                                        Year Ended December 31 (2)
                                                  --------------------------------------------------------------------
                                                             Reorganized Company               Predecessor Company
                                                  --------------------------------------------------------------------
                                                      1995             1994 (1)      1993          1992          1991
                                                      ----             ----          ----          ----          ----
Net Revenue                                       $  29,155        $  24,039     $  22,790     $  53,957     $  48,452
Operating Expenses                                   16,685           14,962        16,335        39,567        37,182
Corporate Expenses                                    2,687            4,475         3,649         4,973         6,123
Other (Income) Expense - Net                         (7,280)         (16,245)          539           (35)       12,925
Interest Expense                                      2,099              813         1,485        17,768        41,473
Amortization of Debt Discount and
  Deferred Debt Expense                                 460              646           766         1,004         2,039
Depreciation and Amortization                         3,459            3,312         2,343         4,873         5,132
Unrealized Noncash (Recovery)
  Loss on Marketable Securities (3)                     166             --             146          (146)       (8,476)
Share of Loss of Partially
  Owned Companies                                      --               --           1,118         2,934         9,005
                                                  ---------        ---------     ---------     ---------     ---------
Income (Loss) Before Reorganization
  Items, Income Taxes, and Extraordinary Items       10,879           16,076        (3,591)      (16,981)      (56,951)
Reorganization Items                                   --               --            --          (5,983)         --
                                                  ---------        ---------     ---------     ---------     ---------
Income (Loss) Before Income Taxes and
  Extraordinary Items                                10,879           16,076        (3,591)      (22,964)      (56,951)
Income Tax (Expense) Benefits                          (247)          (1,652)         (124)         (499)          327
                                                  ---------        ---------     ---------     ---------     ---------
Income (Loss) Before Extraordinary Items             11,126           14,424        (3,715)      (23,463)      (56,624)
Extraordinary Items (Net of Income Taxes):
Gain on Early Extinguishments of Debt                  --               --           2,010          --            --
Gain on Forgiveness of Debt and Partial
Sale of Subsidiary                                     --               --            --         312,678          --
                                                  ---------        ---------     ---------     ---------     ---------
Net Income (Loss)                                 $  11,126        $  14,424     ($  1,705)    $ 289,215     ($ 56,624)
                                                  =========        =========     =========     =========     =========
Per Share Amounts (4):
Income (Loss) Before Extraordinary Items          $    1.06        $    1.15     ($   0.25)
Extraordinary Items                                    --                 --          0.14
                                                  ---------        ---------     ---------
Net Income (Loss)                                 $    1.06        $    1.15         (0.11)
                                                  =========        =========     =========


(1) Reflects results of operations of WHTM-TV since its acquisition during September 1994 and the results of the properties disposed of through their respective dates of sale. See notes to 3 and 4 to Consolidated Financial Statements.

(2) Due to the acquisition and dispositions discussed under "Business-Recent Developments," the borrowings incurred to effect such acquisition, the retirement of the Company's Secured Notes, the consummation of the Plan of Reorganization and the adoption of Fresh Start Reporting, the Company's historical results should not be regarded as indicative of its future results.

(3)      See Note 2 of Notes to Consolidated Financial Statements.

(4) Per share amounts for the Predecessor Company are neither comparable nor meaningful due to the forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting. All per share amounts prior to 1995 have been restated to reflect the April, 1995 5 for 4 stock split. See Note 14 to Consolidated Financial Statements.

                        CONSOLIDATED BALANCE SHEET ITEMS
                         (in thousands, including notes)


                                                          As of December 31
                                     ---------------------------------------------------------------
                                                                                         Predecessor
                                                     Reorganized Company                   Company
                                     ------------------------------------------------    -----------
                                        1995         1994         1993         1992         1991
                                        ----         ----         ----         ----         ----
Total Current Assets                 $  10,047    $   9,093    $   8,925    $  28,494    $  18,464
Total Assets                            95,985       90,852       37,272       74,327       92,347
Total Current Liabilities (1) (2)       36,309        9,076        3,292       11,373      338,274
Long-Term Debt (3)                        --         21,310        3,200       22,100       41,198
Shareholders' Equity (Deficit)          40,876       39,079       30,705       40,646     (287,823)



(1) Net of unamortized original issue discount of $5,124 as of December 31, 1991.

(2) Includes $28,000 of a note payable to Bank of Montreal which was repaid upon the sale of three television stations on February 2, 1996. See "Business - Recent Developments."

(3) Net of unamortized original issue discount of $8,705 as of December 31, 1992.

ITEM 7.           Management's Discussion and Analysis of
                  Financial Condition and Result of Operations

         The Company reorganized and emerged from bankruptcy proceedings on December 30, 1992 and adopted Fresh Start Reporting in accordance with the guidelines established by the American Institute of Certified Public Accountants in Statement of Position 90-7 :Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Under Fresh Start Reporting, assets and liabilities were recorded at their estimated fair market value and the historical deficit was eliminated. Accordingly, the Company's consolidated financial statements have been prepared as if it is a new reporting entity and a vertical black line has been placed to separate the pre-organization consolidated statements of operations and cash flows from the post-reorganization consolidated statements of operations and cash flows since they are not prepared on a comparable basis.

         Due to the acquisition and dispositions discussed under "Business - General" and "Recent Developments," the borrowings incurred to effect the acquisition, the retirement of the Company's Secured Notes, the consummation of the Plan of Reorganization and the adoption of Fresh Start Reporting, the Company's historical results of operations should not be regarded as indicative of its future results. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS - GENERAL

         The compatibility of results for future periods will be affected by the acquisition and dispositions during 1994, and thereafter (see Notes 3 and 4 of Notes to Consolidated Financial Statements) and by the nature and timing of any future acquisitions or dispositions. The Company currently has disposed of all of its operating properties. Consequently, the Company will have no operating revenues following such dispositions, and the Company's future revenues will be derived from the investment of its funds and from operating businesses which may be acquired by the Company. Future acquisitions could substantially increase the Company's operating expenses, depreciation and amortization charges and, if additional financing is required, interest expense, as well as increasing revenues. For these reasons, the results of the Company's historical operations may not be comparable from period to period or indicative of results in the future.

1995 COMPARED TO 1994

         The Company's net revenue, operating expenses, depreciation and amortization, and interest expense for the year ended December 31, 1995 are not comparable to the year ended December 31, 1994 due to the acquisition of WHTM-TV and the borrowings under the Amended Line of Credit to effect such acquisition, and the dispositions of the Company's radio properties and other assets (see Notes 3 and 4 of Notes to Consolidated Financial Statements). During 1995, net revenue increased by approximately 21% to $29.2 million from $24.0 million. This increase was primarily due to the acquisition of WHTM-TV the results of which were included in the Company's results for a full year as opposed to only three months in 1994. Operating expenses of the Company increased overall to $16.7 million in 1995 from $15.0 million in 1994 due to the acquisition of WHTM-TV which was owned for the full year. Depreciation and amortization expense rose to $3.5 million in 1995 from $3.3 million in 1994 primarily as a result of the amortization of intangibles associated with the acquisition of WHTM-TV, offset by a reduction in the expense due to properties sold in 1994.

         The Company recognized net income of approximately $11.1 million in 1995, as compared to $14.4 million in 1994 primarily as a result of the recovery on the Fairmont Notes of approximately $7.9 million in 1995. Net income in 1994 was $14.4 million primarily due to the net gains on the sale of its radio properties of $17.2 million. Additionally, interest expense was $2.1 million in 1995 as opposed to $.8 million in 1994 as a result of the acquisition of WHTM-TV in September 1994 and the related borrowings under the Amended Line of Credit.

         The Company had net income per share of $1.06 in 1995, as opposed to $1.15 in 1994.

1994 COMPARED TO 1993

         The Company's net revenue, operating expenses, depreciation and amortization, and interest expense for the year ended December 31, 1994 are not comparable to the year ended December 31, 1993 due to the acquisition of WHTM-TV and the borrowings under the Amended Line of Credit to effect such acquisition, and the dispositions of the Company's radio properties and other assets (see Notes 3 and 4 of Notes to Consolidated Financial Statements). During 1994, net revenue increased by approximately 5% to $24.0million from $22.8 million in 1993. This increase was due to the acquisition of WHTM-TV during September 1994 which resulted in an increase in television segment revenues of approximately 42.7% to $16.8 million from $11.7 million during 1993. This increase was partially offset by a decline in net revenue from radio and other segments to $7.3 million from $11.0 million. Television revenues during 1994 were impacted by a large influx of political advertising revenues which contributed to increases in the Company's revenues. Operating expenses of the Company decreased overall to $15.0 million in 1994 from $16.3 million in 1993 due to the dispositions and despite the acquisition largely as a result of the higher operating margins in television broadcasting as compared to radio broadcasting. Depreciation and amortization expense rose to $3.3 million in 1994 from $2.3 million in 1993 primarily as a result of the write off of the portion of the reorganization value remaining on the Company's balance sheet after adjustment for dispositions (see Note 4 of Notes to Consolidated Financial Statements) and amortization of intangibles associated with the acquisition of WHTM-TV.

         The Company had net income of approximately $14.4 million in 1994, primarily as a result of the net gains on the sales of properties during the year of approximately $17.2 million. Additionally, the Company did not have a share of loss of partially owned companies since it disposed of its interest in PriCellular Corporation during the fourth quarter of 1993 and interest expense decreased by approximately $670,000 due to the retirement of the Secured Notes at the end of 1993. For a substantial portion of 1994, the Company had little or no long-term debt outstanding until the acquisition of WHTM-TV during September of 1994.

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

         The Company had net income per share of $1.15 in 1994, as opposed to a net loss per share of $.11 in 1993. During 1993, net loss includes an extraordinary gain of $.14 per share due to the early extinguishment of debt. No such extraordinary item existed during 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $1.2 million in cash and cash equivalents and negative net working capital at December 31, 1995 due to the classification of $28 million of long-term debt as current. Such debt was repaid by the Company during February 1996 upon the sale of three of its television stations. See Note 4.

         If the Company's acquisition strategy (see "Business - Acquisition Strategy") is successful the Company may require substantial capital to finance it. After giving effect to the sale of its remaining television property, the Company has significant liquid assets on hand (estimated at $100 million) for acquisition purposes. Additionally, the Company may use a variety of sources including the proceeds of debt sold to the public, additional borrowings from banks and other institutional leaders, seller financing, convertible preferred stock and common stock issued at the parent company or subsidiary level. There can be no assurance that the Company will be successful in obtaining funds from those sources.

         Although the Company has incurred substantial depreciation and amortization expenses as a result of the purchase of its properties, it does not anticipate the need to make major capital expenditures in respect of its existing media properties (see "Properties") during 1996 prior to the sale of its stations. Capital expenditures for 1995 were approximately $1.5 million.

         The Company's sources of funds to serve its debt and meet its other obligations historically have been provided by its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings.

         On February 10, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 2,000,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions. During the year ended December 31, 1995, the Company repurchased approximately 1.7 million shares pursuant to that authorization.

ITEM 8.           Financial Statements and Supplementary Data

         Price Communications Corporation and Subsidiaries Consolidated Financial Statements are set forth on the following pages of this Part II.

                          INDEX TO FINANCIAL STATEMENTS

                                 --------------

                   PRICE COMMUNICATIONS CORPORATION SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Reports                                                      II-9-1

Consolidated Balance Sheets at December 31,
         1995 and 1994                                                 II-9-4

Consolidated Statements of Operations for
         Years ended December 31, 1995, 1994
         and 1993                                                      II-9-5

Consolidated Statements of Cash Flows for
         Years ended December 31, 1995, 1994
         and 1993                                                      II-9-6

Consolidated Statements of Shareholders'
         Equity for Years ended
         December 31, 1995, 1994 and 1993                              II-9-7

Notes to Consolidated Financial Statements                             II-9-8

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                        [ARTHUR ANDERSEN LLP LETTERHEAD]








                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Price Communications Corporation:

We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries (a New York corporation) as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/s/ Arthur Andersen LLP

New York, New York
February 16, 1996

                                    II-9-1

KPMG  Peat Marwick LLP

               345 Park Avenue
               New York, NY  10154

                          Independent Auditors' Report

The Board of Directors and Shareholders
Price Communications Corporation:

We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules as listed in Part IV., Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express our opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the relaxed financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

                                                           KPMG Peat Marwick LLP

New York, New York
January 20,  1995


                                    II-9-2

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Price Communications Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Price Communications Corporation and Subsidiaries (the "Company") for the year ended December 31, 1993. Our audit also included the financial statement schedules listed at item 14(a) for the year ended December 31, 1993. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Price Communications Corporation and Subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

New York, New York
March 8,  1994

                                    II-9-3

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                          ASSETS                                      1995             1994
                          ------                                  -----------      -----------
CURRENT ASSETS:
    Cash and cash equivalents                                     $ 1,206,557      $ 1,136,010
    Short-Term investments                                            237,975           -
    Accounts receivable, net of allowance for doubtful
       accounts of $294,554 in 1995 and $395,012 in 1994            6,096,446        5,073,450
    Film broadcast rights                                           1,764,468        1,990,874
    Prepaid expenses and other current assets                         741,307          892,303
                                                                  -----------      -----------
                 Total current assets                              10,046,753        9,092,637
                                                                  -----------      -----------

PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
    DEPRECIATION (Note 7)                                          11,308,808       11,499,936

BROADCAST LICENSES AND OTHER INTANGIBLES, less accumulated
    amortization of $2,559,354 in 1995 and $760,666 in
    1994 (Note 2)                                                  65,434,705       67,528,870

FILM BROADCAST RIGHTS                                                 231,225        1,867,096

LONG-TERM INVESTMENT (Note 6)                                       8,350,000           -


NOTES RECEIVABLE (Note 5)                                             540,000          817,500


OTHER ASSETS                                                           73,907           46,091
                                                                  -----------      -----------
                 Total assets                                     $95,985,398      $90,852,130
                                                                  ===========      ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY                        1995             1994
          ------------------------------------                    -----------      -----------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note 8)                $ 3,197,471      $ 3,602,734
    Accrued interest                                                  510,119          -
    Current portion of long-term debt (Note 10)                    28,000,000        1,200,000
    Other current liabilities (Note 9)                              4,601,409        4,273,819
                                                                  -----------      -----------
                 Total current liabilities                         36,308,999        9,076,553
                                                                  -----------      -----------

LONG TERM DEBT (Note 10)                                               -            21,300,000

DEFERRED TAX EFFECT OF BASIS DIFFERENCE ARISING ON
    ACQUISITION (Note 11)                                          17,971,028       18,435,308

OTHER LIABILITIES (Note 9)                                            829,689        2,960,941

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY (Notes 14 and 15):
    Preferred Stock, par value $.01 per share;
       authorized 20,000,000, no shares outstanding                    -                -
    Common Stock, par value $.01 per share; authorized
       40,000,000 shares; outstanding 9,579,842 shares
       in 1995 and 11,213,610 shares in 1994                           95,798          112,136
    Additional paid-in capital                                     16,935,009       26,248,234
    Retained earnings                                              23,844,875       12,718,958
                                                                  -----------      -----------
                 Total shareholders' equity                        40,875,682       39,079,328
                                                                  -----------      -----------
                 Total liabilities and shareholders' equity       $95,985,398      $90,852,130
                                                                  ===========      ===========



      The accompanying notes are an integral part of these balance sheets.

                                    II-9-4

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                              1995             1994             1993
                                                                          -----------      -----------      -----------
Revenue                                                                   $34,377,543      $28,053,341      $26,010,294

Agency and representatives' commissions                                     5,222,273        4,014,209        3,220,102
                                                                          -----------      -----------      -----------
                 Net revenue                                               29,155,270       24,039,132       22,790,192
                                                                          -----------      -----------      -----------

Operating expenses                                                         16,684,608       14,961,399       16,334,761

Corporate expenses                                                          2,687,064        4,474,787        3,648,524

Other (income) expense, net (Notes 5 and 12)                               (7,280,215)     (16,244,568)         539,289

Interest expense                                                            2,099,365          813,493        1,485,389

Amortization of debt discount and deferred debt expense                       460,000          645,835          766,075

Depreciation and amortization                                               3,459,320        3,312,049        2,343,015

Unrealized noncash loss on marketable securities                              -                -                145,884

Realized loss on marketable securities                                        166,211          -                -

Share of loss of partially owned companies (Note 6)                           -                -              1,118,293
                                                                          -----------      -----------      -----------

Income (loss) before income taxes                                          10,878,917       16,076,137       (3,591,038)

Income tax benefit (expense) (Note 11)                                        247,000       (1,652,588)        (123,885)
                                                                          -----------      -----------      -----------
                 Income (loss) before extraordinary item                   11,125,917       14,423,549       (3,714,923)

Extraordinary item, net of income taxes of $0 in 1993 (Note 10)                -                -             2,010,332
                                                                          -----------      -----------      -----------
                 Net income (loss)                                        $11,125,917      $14,423,549      $(1,704,591)
                                                                          ===========      ===========      ===========

Income (loss) per share (Note 2):
    Income (loss) before extraordinary item                               $     1.06       $     1.15       $      (.25)
    Extraordinary item                                                         -                -                   .14
                                                                          ----------       ----------       -----------
                 Net income (loss)                                        $     1.06       $     1.15       $     (.11)
                                                                          ==========       ==========       ===========


        The accompanying notes are an integral part of these statements.

                                    II-9-5

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                            1995           1994           1993
                                                                                        -----------    -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                                   $11,125,917    $14,423,549    $(1,704,591)
                                                                                        -----------    -----------    -----------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
       Items not affecting cash-
          Amortization of debt discount and deferred debt expense                           100,000        645,835        766,075
          Depreciation and amortization                                                   3,459,320      3,312,049      2,343,015
          Share of loss of partially owned companies                                        -              -            1,118,293
          Loss on disposition of equipment                                                  -               47,529            425
          Unrealized noncash loss on marketable securities                                  -              -              145,884
       Change in assets and liabilities, net of effects of reorganization-
          (Increase) decrease in net accounts receivable                                 (1,022,996)       307,979       (354,058)
          Decrease (increase) in prepaid expenses and other assets                           83,180      1,581,117       (297,915)
          Decrease in film broadcast rights                                               1,862,277        536,910        209,948
          Decrease in goodwill                                                              295,477        -              -
          Increase (decrease) in accounts payable and accrued expenses                     (405,263)     1,563,455     (1,859,013)
          Increase (decrease) in accrued interest payable, net of forgiveness               510,119     (1,023,932)      (343,602)
          (Decrease) increase in other liabilities                                       (2,267,942)     1,013,375     (1,080,826)
       Reclassification of transactions to investing and financing activities-
          Gain on sale of properties, net                                                   -          (17,219,231)       -
          Loss on purchase of common stock                                                1,185,662        -            3,976,597
          Gain on early extinguishment of debt                                              -              -           (2,010,332)
          Loss (gain) on sale of securities                                                 166,211        -               (6,609)
          (Recovery) reserve on notes receivable, net                                    (7,884,884)       737,500     (2,730,432)
                                                                                        -----------    -----------    -----------
                 Total adjustments                                                       (3,918,839)    (8,497,414)      (122,550)
                                                                                        -----------    -----------    -----------
                 Net cash provided by (used in) operating activities                      7,207,078      5,926,135     (1,827,141)
                                                                                        -----------    -----------    -----------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
    Sale of businesses and equipment, net of cash retained                                  -           32,451,283     11,000,214
    Investment in businesses, net of cash acquired                                          -          (50,270,793)      (454,337)
    Purchases of securities under agreements to resell                                      -              -           (8,050,811)
    Capital expenditures                                                                 (1,469,505)      (751,965)      (577,918)
    Purchase of marketable securities and PriCellular's warrants                        (10,567,300)       -          (36,704,873)
    Proceeds from sale of marketable securities                                           1,813,115        -           54,394,512
    Proceeds from (disbursements of) notes receivable, net                                8,202,384       (390,000)     5,630,432
                                                                                        -----------    -----------    -----------
                 Net cash (used in) provided by investing activities                     (2,021,306)   (18,961,475)    25,237,219
                                                                                        -----------    -----------    -----------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
    Short-term borrowings                                                                 1,000,000        -              -
    Payment of short-term borrowings                                                     (1,000,000)       -              -
    Repurchases and payments of long-term debt                                              -              -          (20,846,643)
    Repayment of repurchase agreements                                                      -              -           (4,930,083)
    Payment of line of credit origination fee                                              (100,000)      (475,000)       -
    Borrowings under line of credit agreements                                            6,360,000     45,000,000      3,020,065
    Repayments under line of credit agreements                                             (860,000)   (25,700,000)       -
    Repurchase of Company common stock                                                  (10,659,200)    (6,271,064)    (8,434,058)
    Proceeds from stock options exercised                                                   143,975        222,312         56,216
                                                                                        -----------    -----------    -----------
                 Net cash (used in) provided by financing                                (5,115,225)    12,776,248    (31,134,503)
                                                                                        -----------    -----------    -----------
                 Net increase (decrease) in cash and cash equivalents                        70,547       (259,092)    (7,724,425)
CASH AND CASH EQUIVALENTS, beginning of year                                              1,136,010      1,395,102      9,119,527
                                                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                                  $ 1,206,557    $ 1,136,010    $ 1,395,102
                                                                                        ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                                    II-9-6

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                  Common Stock
                                                           -------------------------     Additional
                                                             Number                       Paid-in        Retained
                                                           of Shares          Value       Capital        Earnings        Total
                                                           ----------       --------    -----------    -----------    -----------
BALANCE, December 31, 1992                                 15,136,978       $151,370    $40,495,041    $      -       $40,646,411

    Net loss                                                     -              -              -        (1,704,591)    (1,704,591)

    Fractional shares issued on conversion of Company
       common stock                                             2,710             27            (27)          -              -

    Purchase and retirement of common stock                (2,811,361)       (28,114)    (8,265,391)          -        (8,293,505)

    Stock Options Exercised                                    26,319            263         55,953           -            56,216
                                                          -----------    -----------    -----------     ----------    -----------

BALANCE, December 31, 1993                                 12,354,646        123,546     32,285,576     (1,704,591)    30,704,531

    Net income                                                   -              -              -        14,423,549     14,423,549

    Purchase and retirement of common stock                (1,245,115)       (12,451)    (6,258,613)          -        (6,271,064)

    Stock options exercised                                   104,079          1,041        221,271           -           222,312
                                                          -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1994                                 11,213,610        112,136     26,248,234     12,718,958     39,079,328

    Net income                                                   -              -              -        11,125,917     11,125,917

    Purchase and retirement of common stock                (1,691,028)       (16,910)    (9,456,628)          -        (9,473,538)

    Stock options exercised                                    57,260            572        143,403           -           143,975
                                                          -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1995                                  9,579,842       $ 95,798    $16,935,009    $23,844,875    $40,875,682
                                                          ===========    ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                                    II-9-7

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993



1.  OPERATIONS

Price Communications Corporation ("Price" or the "Company") is a nationwide communications company whose current primary business is owning and operating television stations through wholly-owned indirect subsidiaries. The Company's television properties currently consist of one ABC affiliated television station, WHTM-TV, serving Harrisburg/Lancaster/Lebanon/York, Pennsylvania; and three NBC affiliated television stations, KSNF-TV, serving Joplin, Missouri/Pittsburg, Kansas; KJAC-TV, serving Beaumont/Port Arthur, Texas; and KFDX-TV, serving Wichita Falls, Texas/Lawton Oklahoma. In 1996, the Company sold all of its operating assets in two separate transactions. Reference is made to
Note 17, "subsequent events," for a discussion of these transactions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Price and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. All presentations of shares outstanding and amounts for years prior to 1995 have been restated to reflect a five-for-four common stock split in April, 1995 (Note 14).

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including Treasury bills, purchased with maturities of three months or less at the time of purchase to be cash equivalents.

                                    II-9-8

Short-Term Investments

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective January 1, 1994. At December 31, 1995, the Company's short-term investments were in marketable equity securities, which are classified as trading securities under the provisions of SFAS No. 115. Accordingly, net unrealized holding gains and losses for trading securities were included in net earnings for 1995.

Short-Term investments at December 31, 1995, are carried at fair value, which is based on quoted market prices for these investments. The adoption of SFAS No. 115 did not have a material impact on the Company's results of operations or financial condition.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives, as follows:

     Buildings-  15 to 25 years
     Broadcasting equipment-  10 to 12 years
     Leasehold improvements- the life of the underlying lease
     Furniture and fixtures- 3 to 10 years
     Transportation equipment- 3 years

Broadcast Licenses and Other Intangibles

Excess of purchase price over the fair value of net assets acquired includes FCC licenses, station call letters, and goodwill. These assets are integral determinants of a communications property's economic value and have long and productive lives. The Company amortizes such assets over a 40-year life commencing from the original date of acquisition.

Deferred expenses associated with debt instruments were amortized under the straight-line method over their respective life of such debt instruments. Debt discounts were amortized using the effective interest method.

In 1992, the Company reorganized and emerged from Chapter 11 bankruptcy proceedings and adopted Fresh Start Reporting in accordance with the guidelines established by the American Institute of Certified Public Accountants in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under Bankruptcy Code." The reorganization value in excess of amounts allocable to identifiable assets, which resulted from the implementation of Fresh Start Reporting was amortized using the straight-line method over 20 years. During the year ended December 31, 1994, the portion of this asset remaining after adjustment for dispositions (approximately $670,000) was written off.

                                    II-9-9

Film Broadcast Rights

The cost of film broadcast rights is stated at the lower of cost or estimated net realizable value. The total cost of the rights is recorded as an asset and a liability when the program becomes available for broadcast. The cost of film broadcast rights is charged to operations on the basis of the estimated number of showings or, if unlimited showings are permitted, over the term of the broadcast license agreements. The current portion of film broadcast rights represent those rights that will be amortized in the succeeding year. Amortization of film broadcast rights included in operating expenses amounted to approximately $1,831,000, $1,077,000 and $800,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Revenue Recognition

Advertising revenue is recognized as income when the advertisements are broadcast.

Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense when received or used.

Credit Risk

The Company provides an allowance for doubtful accounts based on reviews of its customers' accounts. Included in operating expense is bad debt expense of approximately $84,000, $319,000, and $264,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Per Share Data

Income (loss) per share is based on net income (loss) for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which were approximately 10.4 million shares, 12.4 and
14.9 million shares for 1995, 1994, and 1993, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year presentation.

                                   II-9-10

3.  ACQUISITION OF WHTM-TV

On September 16, 1994, the Company acquired all of the outstanding shares of the corporation which owns all of the assets of WHTM-TV, the ABC affiliate serving the Harrisburg-York-Lancaster-Lebanon, Pennsylvania television market for approximately $47 million plus a working capital adjustment of approximately $4 million. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of WHTM-TV have been included in the consolidated operating results since the date of acquisition. Funds for the acquisition were provided by cash on hand and a credit facility from the Bank of Montreal ("BMO") of $45 million (Note 10), which was reduced to $22.5 million upon the sale of the Company's radio properties in West Palm Beach during October of 1994 (Note 4). The acquisition resulted in intangible assets, primarily broadcast licenses of approximately $44.2 million and goodwill of approximately $18.6 million, both of which are being amortized over a forty year period.

4.  DISPOSITIONS

In February 1994, the Company sold its outdoor advertising business for a total of $875,000 in cash and notes receivable (Note 5). This disposition resulted in a pretax loss of $350,000.

In April 1994, the Company sold substantially all of the assets of its radio properties, WWKB-AM and WKSE-FM in Buffalo, New York, for $5 million in cash. The Company realized a pretax gain of approximately $3.2 million on this transaction.

In May 1994, the Company sold all of the stock of Eimar Realty Corporation, its then wholly owned subsidiary, owning a building in Nashville, Tennessee, to TLM Corporation, a former subsidiary of the Company. The purchase price was $815,000 including a note from the purchaser of $540,000 (Note 5). The Company's pretax gain on the transaction was deminimis.

In October 1994, the Company sold substantially all of the assets, together with certain liabilities of radio stations WBZT-AM and WIRK-FM, West Palm Beach, Florida, for approximately $23 million in cash. The Company realized a pretax gain of approximately $13.5 million on this transaction. The net proceeds were used to retire $22.5 million under the BMO credit facility (Note 10).

In October 1994, the Company sold its building in Red Bank, New Jersey for $1.7 million in cash. The Company realized a deminimis gain on the sale.

In November 1994, the Company sold substantially all of the assets of radio stations WOWO-AM and WOWO-FM in Fort Wayne and Huntington, Indiana, respectively, for $2.3 million in cash. The Company recognized a pretax gain on the sale of approximately $.8 million.

The gains and losses on the dispositions outlined above have been included in other (income) expense, net on the Company's statement of operations for the year ended December 31, 1994.

                                   II-9-11

5.  NOTES RECEIVABLE

Investments in notes receivable include the following:

In May 1995, the Company received a $655,000 payment on a note receivable originating from the sale of its outdoor advertising business in 1994 from the buyer, Midwest Media, Inc. During 1994, the Company set up a reserve of $337,500 against this note receivable. Since this note receivable has been collected in full, the previously established reserve has been reversed and treated as income included in other (income) expense, net on the Company's consolidated statement of operations.

During May 1994, in connection with the sale of Eimar Realty Corporation, the Company received a note from the buyer, TLM Corporation (a former subsidiary of the Company (Note 4), in the amount of $540,000. The note bears interest at the rate of 5% per annum, payable quarterly, with principal payable on May 20, 1998.

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

The $94.8 million principal amount of Fairmont Notes owned by the Company (which includes accrued interest paid in additional Fairmont Notes) and the Company's equity investment in Fairmont had no book value as of December 31, 1995 and 1994.

During September 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Chapter 11 Plan of Reorganization (the "Fairmont Plan") for Fairmont and its subsidiaries. Essentially, the Fairmont Plan provides for the orderly liquidation of the assets of Fairmont and its subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. In 1995, the Company received net cash payments totaling approximately $7.5 million from the proceeds of the liquidation of Fairmont. This amount has been treated as income and included in other (income) expense, net on the Company's consolidated statement of operations.

6.  INVESTMENT IN PARTIALLY OWNED COMPANIES

On October 1, 1993, the Company sold its 74% interest in PriCellular Corporation ("PriCellular"), an affiliate of the Company, to a subsidiary of PriCellular for $11 million in cash. The proceeds from the sale were used to repurchase a portion of the Secured Notes, in accordance with the terms of the indenture of such notes. During 1993, the Company recognized a charge of

                                   II-9-12
approximately $890,000 related to its share of PriCellular's losses through October 1, 1993, and realized no gain or loss from the sale of its interest in PriCellular.

On December 21, 1995, the Company acquired warrants for $8,350,000 to purchase 1,220,550 shares of PriCellular's, Class B Common Stock. The exercise price is $7.46, per share of Class B Common Stock, and escalates over the next four years to $9.84.

7.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                     December 31
                                                            ----------------------------
                                                                1995             1994
                                                            -----------      -----------
     Land                                                   $   685,000      $   685,000
     Buildings                                                2,403,409        2,403,409
     Broadcasting equipment                                  10,783,560        9,487,151
     Leasehold improvements                                     119,836          115,000
     Furniture and fixtures                                     551,332          510,252
     Transportation equipment                                   596,829          500,222
                                                            -----------      -----------
                                                             15,139,966       13,701,034
     Less- Accumulated depreciation and amortization         (3,831,158)      (2,201,098)
                                                            -----------      -----------

     Net property and equipment                             $11,308,808      $11,499,936
                                                            ===========      ===========

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                     December 31
                                                            ----------------------------
                                                                1995             1994
                                                            -----------      -----------
     Accounts payable-suppliers                             $   507,987      $ 1,594,571
     Accrued professional fees                                  998,579          869,669
     Other                                                    1,690,905        1,138,494
                                                            -----------      -----------
                                                            $ 3,197,471      $ 3,602,734
                                                            ===========      ===========


                                   II-9-13

9.  OTHER LIABILITIES

Other liabilities consist of:

                                                            December 31
                                                  ------------------------------
                                                     1995                1994
                                                  ----------          ----------
Liability for broadcast rights                    $2,722,343          $4,572,569
Income and franchise taxes payable                 1,461,995           2,001,801
Other                                              1,246,760             660,390
                                                  ----------          ----------
                                                   5,431,098           7,234,760
Less- Amounts due currently                        4,601,409           4,273,819
                                                  ----------          ----------
                                                  $  829,689          $2,960,941
                                                  ----------          ----------


10.  LONG-TERM DEBT

Long-term debt consists of the following notes payable by wholly-owned subsidiaries of the Company at December 31, 1995 and 1994 as follows:

                                                                               1995               1994
                                                                            -----------        -----------
Atlantic Broadcasting Corporation, Federal Broadcasting Corporation,
    Southeast Texas Broadcasting Corporation and Tri-State
    Broadcasting Corporation:

       Note payable to BMO under term loan agreement (A)                    $28,000,000        $      -
Atlantic Broadcasting Corporation, Southeast Texas Broadcasting
    Corporation, Texoma Broadcasting Corporation and Tri-State
    Broadcasting Corporation:
       Note payable to BMO under term loan agreement (B)                           -            22,500,000
                                                                            -----------        -----------
                 Total debt                                                  28,000,000         22,500,000
Less- Amount due currently                                                   28,000,000          1,200,000
                                                                            -----------        -----------
                 Total long-term debt                                       $      -           $21,300,000
                                                                            ===========        ===========

      (A) On December 12, 1995, the Company entered into an amended line of credit agreement ("Credit Agreement") with The Bank of Montreal ("BMO"). The Credit Agreement created a line of credit for $28 million. Borrowings under the Credit Agreement are subject to base interest at the BMO base rate, as defined, plus a maximum of .75% and are secured by the assets of the subsidiaries. Additionally, there is a commitment fee of .5% on the unused portion, if any, of the Credit Agreement. On December 31, 1995, the effective interest rate was 8.5%. The terms of the Credit Agreement require the Company to maintain certain financial ratios, restrict the declaration of dividends and to apply the proceeds from future asset sales to the outstanding balance due.

           On February 2, 1996, the Company sold its three NBC affiliates and used a portion of the proceeds to pay $28 million plus interest to BMO to terminate the Credit Agreement.

                                   II-9-14

      (B) On September 16, 1994, certain subsidiaries of the Company entered into an Amended and Restated Line of Credit Agreement with BMO (the "Amended Line of Credit"). The Amended Line of Credit was for $45 million, permanently reduced by $22.5 million upon the sale of the Company's radio stations in West Palm Beach (Note 4) and reduced further quarterly, in varying amounts through the year 2001 as follows:

                        1995                           $1.2 million
                        1996                            2.4 million
                        1997                            2.9 million
                        1998                            3.4 million
                        1999                            4.1 million
                        2000                            4.8 million
                        2001                            3.7 million

           Borrowings under the Amended Line of Credit bore interest at the BMO Base Rate, as defined, plus up to a maximum of .75%, and were secured by the assets of the subsidiaries, had a book value of approximately $81.3 million as of December 31, 1994. There was also a fee of .5% on the unused portion, if any, of the Amended Line of Credit. On December 31, 1994 the effective interest rate was 9.25%. These borrowings were repaid and this agreement was superceded by the amended agreement as discussed in (A) above.

      (C) In connection with the plan of reorganization, the Company issued $30,805,000 face amount of 5% Senior Secured Notes. The Company recorded these notes net of a discount of $8,705,000 under Fresh Start Reporting (Note 2). During October and December 1993, the Company repurchased all of the notes for approximately $20.8 million, plus accrued interest, and realized a gain of approximately $2.0 million, net of taxes of zero.

11.  INCOME TAXES

(Benefit) provision for income taxes is approximately:

                                            Year Ended December 31
                                ---------------------------------------------
                                   1995              1994              1993
                                ---------         ----------         --------
Current:
    Federal                     $    -            $  300,000         $   -
    State and local               447,000          1,489,000          124,000
                                ---------         ----------         --------
                                  447,000          1,789,000          124,000
                                ---------         ----------         --------

Deferred:
    Federal                      (560,000)           (97,000)            -
    State and local              (134,000)           (39,000)            -
                                ---------         ----------         --------
                                 (694,000)          (136,000)            -
                                ---------         ----------         --------
Tax provision                   $(247,000)        $1,653,000         $124,000
                                =========         ==========         ========

                                   II-9-15

For the year ended December 31, 1995, the Company was unable to utilize the tax benefit of capital and net operating losses, and accordingly, no amounts were provided therefor. For the years ended December 31, 1995 and 1994, the provision for income taxes differs from the amount computed by applying the federal income tax rate (35%) because of the effect of the following items:

                                                                   Year Ended December 31
                                                               -------------------------------
                                                                   1995               1994
                                                               -----------         -----------
Tax at federal income tax rate                                 $ 3,808,000         $ 5,627,000
State taxes, net of federal income tax benefit                     291,000             942,000
Benefits of utilization of operating loss carryforwards         (4,975,000)         (5,120,000)
Amortization of goodwill and other intangibles                     217,000             309,000
Other                                                              412,000            (105,000)
                                                               -----------         -----------
                                                               $  (247,000)        $ 1,653,000
                                                               ===========         ===========

The Company had, as of December 31, 1995 and 1994, deferred tax assets which were subject to a valuation allowance of approximately $31,925,000 and $39,529,000, respectively. The allowance has been recognized to offset the related tax asset due to the uncertainty of the realization of benefit of such amount. These deferred tax assets and liabilities consist of the following:

                                                                               December 31
                                                                     ------------------------------
                                                                        1995                1994
                                                                     -----------        -----------
Deferred tax assets:
    Accounts receivable, principally due to allowance
      for doubtful accounts                                          $   100,000        $   134,000
    Notes from and investment in partially owned companies                   -           15,251,000
    Minimum tax credit carryforward                                      642,000            642,000
    Capital loss carryforwards                                        10,681,000         14,350,000
    Net operating loss carryforwards                                  22,406,000         11,520,000
    Investment tax credit carryforwards                                  100,000            100,000
    Note receivable, principally due to reserves                         136,000            251,000
    Other                                                                230,000                -
                                                                     -----------        -----------
                                                                      34,295,000         42,248,000
                                                                     -----------        -----------
Deferred tax liabilities:
    Property and equipment, principally due to differences in
       depreciation and the effect of Fresh Start Reporting
                                                                       2,370,000          2,719,000
    Intangible asset FCC license                                      17,971,000         18,435,000
                                                                     -----------        -----------
                                                                     $20,341,000        $21,154,000
                                                                     ===========        ===========


Net operating loss carryforwards aggregating approximately $65.9 million are available for federal income tax purposes at December 31, 1995. These carryforwards expire in the years 2002 through 2010. The Company also has available investment tax credit carryforwards of approximately $100,000 expiring in the year 2000 and capital loss carryforwards of approximately $31.4 million expiring in the year 1998. A portion of these carryforwards arose prior to the reorganization and are subject to the limitations of Internal Revenue Code Sections 382 and 383.

                                   II-9-16

12.  OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of:

                                                                 Year Ended December 31
                                                  -----------------------------------------------------
                                                      1995                 1994                 1993
                                                  ------------         ------------         -----------
Gains on sales of properties, net                  $      -            $(17,219,231)        $      -
Interest income                                           -                (201,896)           (715,918)
Loss on disposition of equipment                          -                  47,529                 425
(Recovery) reserve for losses on notes
    receivable, net (Note 5)                        (7,884,884)             737,500          (2,730,432)
Loss on purchase of common stock (Note 14)
                                                     1,185,662                 -              3,976,597
Other, net                                            (580,993)             391,530               8,617
                                                  ------------         ------------         -----------
                                                  $ (7,280,215)        $(16,244,568)        $   539,289
                                                  ============         ============         ===========

13.  SEGMENT DATA

The Company's business operations were previously classified into two segments:
Television and Radio Broadcasting and Other. The Company sold its radio stations and outdoor advertising business during 1994 and accordingly operated in only one segment in 1995. The segment data for prior years follows:

                                                         Year Ended December 31, 1994
                                     ------------------------------------------------------------------
                                              Broadcasting
                                     -----------------------------
                                      Television           Radio             Other          Consolidated
                                     -----------        ----------        ---------         -----------
Net revenue                          $16,756,288        $7,233,424        $  49,420         $24,039,132
Operating expenses                     9,651,752         5,250,629           59,018          14,961,399
Depreciation and amortization          2,464,785           577,430          269,834           3,312,049
                                     -----------        ----------        ---------         -----------
Operating income (loss)*             $ 4,639,751        $1,405,365        $(279,432)        $ 5,765,684
                                     ===========        ==========        =========         ===========

                                                         Year Ended December 31, 1993
                                     ------------------------------------------------------------------
                                              Broadcasting
                                     -----------------------------
                                      Television           Radio             Other          Consolidated
                                     -----------       -----------        ---------         -----------
Net revenue                          $11,744,547       $10,271,892        $ 773,753         $22,790,192
Operating expenses                     7,484,486         8,226,346          623,929          16,334,761
Depreciation and amortization          1,153,860           834,346          354,809           2,343,015
                                     -----------       -----------        ---------         -----------
Operating income (loss)*             $ 3,106,201       $ 1,211,200        $(204,985)        $ 4,112,416
                                     ===========       ===========        =========         ===========


*Operating income (loss) is before corporate expenses, other (expense) income-net, interest expense, amortization of debt discount and deferred debt expense, unrealized non-cash loss (recovery) on marketable securities, share of loss of partially owned companies, reorganization items, income taxes and extraordinary items.

                                   II-9-17

                                            Identifiable            Capital
                                               Assets             Expenditures
                                               ------             ------------
1994:
    Television broadcasting                  $88,645,508            $694,159
    Radio broadcasting                           293,711              50,708
    Other                                        867,500                 -
    Corporate                                  1,045,411               7,098
                                             -----------            --------
    Consolidated                             $90,852,130            $751,965
                                             ===========            ========

1993:
    Television broadcasting                  $16,208,021            $397,604
    Radio broadcasting                        13,988,511             200,600
    Publishing and other                       3,673,912              50,069
    Corporate                                  3,401,056               3,885
                                             -----------            --------
    Consolidated                             $37,271,500            $652,158
                                             ===========            ========

14.  SHAREHOLDERS' EQUITY

On November 24, 1993, the Company purchased from investment advisory clients of W.R. Huff Asset Management Co., L.P. ("Huff") a block of 2,249,086 shares of its common stock. The purchase price consisted of $3.75 per share in cash, plus the stock of its indirect wholly-owned subsidiary, Price Publishing Corporation, which held the remaining 25% interest in the New York Law Publishing Company. The stock of Price Publishing Corporation had a book value of approximately $3,836,000 at such date which in the opinion of management approximated its fair value. In connection with this transaction, the Company recorded a loss of approximately $3,977,000 reflecting the difference between the value of the cash and stock of Price Publishing Corporation transferred to Huff and the then current trading market price of the common stock. The loss has been included in other (income) expense for 1993 in the accompanying statement of operations (Note 12), and the common stock purchased from Huff has been treated as constructively retired in the accompanying balance sheet at December 31, 1993.

In connection with the Plan, warrants on the Company's common stock, originally issued on April 12, 1990, were amended. The warrants will be exercisable for approximately 124,000 shares of the Reorganized Company's common stock at an exercise price of $4.23 per share during the five-year period commencing October 1, 1993.

In October 1994, the Company's Board of Directors enacted a Stockholders' Rights Plan (the "Plan") designed to protect the interests of the Company's shareholders in the event of a potential takeover for a price which does not reflect the Company's full value or which is conducted in a manner or on terms not approved by the Board as being in the best interests of the Company and its shareholders. The Board has declared a dividend distribution of One Common Stock Purchase Right on each outstanding share of Common Stock of the Company. The Rights provide, in substance, that should any person or group acquire 20% or more of the Company's Common Stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of Price Communications Corporation common shares for 50% of their then-current market value. In addition, the Rights may be exercised at the holders option, at a purchase price of $22.50 per share at any time prior to the termination of the Plan. Unless a 20% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the Plan.

                                   II-9-18

On February 10, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 2,500,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. During the year ended December 31, 1994, the Company repurchased approximately 1,245,000 shares pursuant to that authorization. Repurchased common stock of the Company has been treated as constructively retired in the accompanying balance sheet as of December 31, 1994.

On February 1, 1995, Price purchased 1,077,875 shares of its common stock from S.A.C. Capital Management, L.P. for approximately $6.6 million. The Company paid a premium over the daily quoted market price of approximately $1.2 million that is recorded as other (income) expense on the Company's statement of operations.

In March 1995, at the Company's Annual Meeting, the shareholders authorized the creation of 20 million shares of undesignated Preferred Stock for acquisitions and other purposes. No preferred stock had been issued as of December 31, 1995.

On April 8, 1995, the Company's Board of Directors approved a five-for-four stock split of the Company's Common Stock to shareholders of record as of the close of business on March 27, 1995. The Company issued approximately 2 million shares of Common Stock. The stated par value of each share was not changed from $.01. All presentations of shares outstanding and amounts per share in years prior to 1995 have been restated to reflect the 1995 stock split.

In March 1995, the Company's Board of Directors authorized the purchase of Common Stock in the open market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interest of Price's shareholders, in addition to previous authorizations. Approximately 1.7 million shares were purchased in 1995 under this new authorization and previous authorizations. Repurchased Common Stock of the Company has been treated as constructively retired in the accompanying consolidated balance sheet as of December 31, 1995.

15.  STOCK OPTION PLAN

The Company has a long-term incentive plan, (the "1992 Long Term Incentive Plan") which provides for granting incentive stock options, as defined under current tax law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long Term Incentive Plan is 1,250,000. The exercise of such options, other than those granted on December 10, 1992, will be exercisable at a price not less than the fair market value on the date of the grant, for a period up to ten years.

                                   II-9-19

The following table sets forth information with respect to the Company's stock options for the years ended December 31, 1995 and 1994:

                                                  Number of Shares
                                                  ----------------
                                                    Under Option
                                                    ------------
                                                                       Option
                                       1995           1994           Price Range
                                     -------         -------         -----------
Exercised                             57,260         104,079         $      2.15
Canceled                                 -            37,967         2.15 - 3.00
Granted                              145,750         702,500         3.00 - 7.88

Outstanding                          824,510         736,242         2.15 - 7.88

Reserved for issuance                262,759         383,361

The above has been restated to reflect the April, 1995 five-for-four common stock split.

16.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

The Company has an employment agreement with Robert Price covering base salary and incentive compensation. The agreement is for a term of three years commencing October 1994, at a base salary of $300,000 and is extendible for periods of three years at the Company's option. Cash performance bonuses and stock options awards are determined solely at the discretion of the Board of Directors or the Stock Option Committee, respectively.

The Company and its subsidiaries lease a variety of assets used in their operations, including office space and antenna sites. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 1995 and in the aggregate:

                                    Operating Leases
                                    ----------------
                      Year:
                        1996            $237,896
                        1997             231,414
                        1998             226,498
                        1999             221,020
                        2000             232,749
                        Thereafter       887,622


                                   II-9-20

Rental expense for operating leases was approximately $187,250, $312,000 and $312,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

At December 31, 1995, the Company is committed to the purchase of film broadcast rights of various syndicated programming aggregating approximately $2,956,704, $2,116,675, $777,437, $97,069 and $-0- for the years 1996, 1997, 1998, 1999 and
2000, respectively.

17.  SUBSEQUENT EVENTS

On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliates, KJAC-TV, Beaumont/Port Arthur, TX; KFDX-TV, Wichita Falls, TX/Lawton, OK and KSNF-TV, Joplin, MO/Pittsburgh, KS for approximately $41 million in cash. The stations were sold to USA Broadcasting Group L.L.C., a newly organized acquirer of television properties. The Company expects to recognize a pre-tax gain of approximately $30 million from this transaction during 1996.

On March 1, 1996, the Company sold substantially all of the assets, together with certain liabilities of WHTM, its ABC affiliate serving the Harrisburg-York-Lebanon-Lancaster, PA television market, for $113 million in cash to Allbritton Communications Company. The Company expects to recognize a pre-tax gain of approximately $65 million from this transaction.

In January 1996, the Company purchased 600,000 shares of PriCellular's, an affiliate, Class A Common Stock for approximately $6.3 million.

Also in January 1996, the Company repurchased 129,000 shares of its Common Stock in the open market for approximately $1.0 million.

18.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental disclosure cash flow information for the years ended December 31, 1995, 1994, and 1993:

                                                1995              1994              1993
                                             ----------        ----------        ----------
Cash paid for:
    Income taxes paid, net of refunds        $  339,862        $  240,102        $  158,878
    Interest paid                             1,534,245           813,493         1,828,991
Non-cash operating activities:
    Trade/barter revenue                      1,439,760         1,117,218         1,475,733
    Trade/barter expense                      1,439,760           962,356         1,421,342

                                   II-9-21

                                    PART III

         The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1996 Meeting of Shareholders.

                Item                         Incorporated from
                ----                         -----------------

ITEM 10.        Directors and Executive      "Directors and Executive
                Officers of the Company      Officers"

ITEM 11.        Executive Compensation       "Executive Compensation"
                                             and "Certain Relationships
                                             and Related Transactions"

ITEM 12.        Security Ownership of        "Principal Shareholders"
                Certain Beneficial           and Security Ownership of
                Owners and Management        Management"

ITEM 13.        Certain Relationships        "Executive Compensation
                and Related Transactions     and "Certain Relationships
                                             and Related Transactions"

                                      III-1

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K

(a) (1) and (2) List of financial statements and financial statement schedules:

         Independent Auditors' Reports

         Consolidated Balance Sheets at December 31, 1995 and 1994

         Consolidated Statements of Operations for Years ended
                  December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for Years ended
                  December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the Years ended December
                  31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         I.       Condensed Financial Information of Registrant
         II.      Valuation and Qualifying Accounts

         (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

         (3)      Exhibits

                  See Exhibit Index at page E-1, which is incorporated herein by reference.

(b)      Reports on Form 8-K.

                  None.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994



                                                             1995              1994
                                                             ----              ----
ASSETS:
Cash and cash equivalents                                $   979,817        $   777,284
Short-term investment                                        237,975                  -
Prepaid expenses and other current assets                    346,075            171,387
                                                         -----------        -----------
     Total current assets                                  1,563,867            948,671

Investments in and receivables from subsidiaries*         33,877,001         40,683,842
Property and equipment, net                                   70,553             96,740
Long-term investment                                       8,350,000                  -
                                                         -----------        -----------
                                                         $43,861,421        $41,729,253
                                                         ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                      1,799,879          1,989,516
Other current liabilities                                  1,185,860            660,409
                                                         -----------        -----------
     Total current liabilities                             2,985,739          2,649,925

Shareholders' equity                                      40,875,682         39,079,328
                                                         -----------        -----------
                                                         $43,861,421        $41,729,253
                                                         ===========        ===========


* Eliminated in consolidation

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS



                                                                               YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                    1995                1994                1993
                                                                    ----                ----                ----
Corporate expenses                                             $ 2,710,307         $  4,474,787         $ 3,648,524
Other (income) expense, net                                     (6,836,333)             615,608           3,473,391
Interest expense                                                         -                9,731           1,465,315
Amortization of debt discount and deferred debt expense                  -                    -             756,975
Depreciation and amortization                                       31,024               77,051              75,192
Unrealized noncash loss on marketable securities                         -                    -             145,884
Realized loss on marketable securities                             166,211                    -                   -
Earnings of unconsolidated subsidiaries                         (7,223,406)         (19,978,726)         (5,850,243)
                                                               -----------         ------------         -----------
     Income (loss) before income taxes and
       extraordinary item                                       11,152,197           14,801,549          (3,715,038)
Income tax (expense) benefit                                       (26,280)            (378,000)                115
                                                               -----------         ------------         -----------
     Income (loss) before extraordinary item                    11,125,917           14,423,549          (3,714,923)
Extraordinary item, net of income tax expense of
     $0 in 1993                                                          -                    -           2,010,332
                                                               -----------         ------------         -----------
     Net income (loss)                                         $11,125,917         $ 14,423,549         $(1,704,591)
                                                               ===========         ============         ===========

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
Cash flows used in operating activities:                                               1995              1994             1993
                                                                                   ------------      ------------     ------------
   Net income (loss)                                                               $ 11,125,917      $ 14,423,549     $ (1,704,591)
                                                                                   ------------      ------------     ------------
Adjustments to reconcile net income (loss) to cash used in operating activities:
   Items not affecting cash:
     Amortization of debt discount and deferred debt expense                                  -                 -          756,975
     Depreciation and amortization                                                       31,024            77,051           75,192
     Unrealized noncash loss on marketable securities                                         -                 -          145,884
     Reserve on note receivable                                                               -           400,000                -
     Earnings of unconsolidated subsidiaries                                         (7,223,406)      (19,978,726)      (5,850,243)
   Change in assets and liabilities, net of effects of reorganization:
     (Increase) decrease in prepaid expenses and other assets                          (174,688)        2,150,932         (458,316)
     (Decrease) increase in accounts payable and accrued expenses                      (189,637)        1,103,917       (1,646,172)
     Increase (decrease) in other liabilities, net of forgiveness                       525,451           139,504         (729,095)
     Decrease in accrued interest, net of forgiveness                                         -                 -         (350,835)
   Reclassification of transactions to investing and financing activities:
     Loss on purchase of common stock                                                 1,185,662                 -        3,976,597
     Gain on early extinguishments of debt                                                    -                 -       (2,010,332)
     Loss (gain) on sale of securities, net                                             166,211                 -           (6,609)
     Recovery on note receivable                                                     (7,547,384)                -                -
                                                                                   ------------      ------------     ------------
       Total adjustments                                                            (13,226,767)      (16,107,322)      (6,096,954)
                                                                                   ------------      ------------     ------------
       Net cash used in operating activities                                         (2,100,850)       (1,683,773)      (7,801,545)
                                                                                   ------------      ------------     ------------
Cash flows provided by investing activities:
   Cash received from subsidiaries*                                                  14,030,247         8,004,863       24,828,406
   Purchases of securities under agreements to resell                                         -                 -       (8,050,811)
   Purchases of marketable securities and PriCellular Warrants                      (10,567,300)                -      (36,704,873)
   Proceeds from sales of marketable securities and mutual funds                      1,813,115                 -       54,394,512
   Capital expenditures                                                                  (4,837)           (7,098)          (3,885)
   Investment in partially owned company                                                      -                 -          (66,805)
   Proceeds from (disbursement of) notes receivable                                   7,547,384          (400,000)               -
                                                                                   ------------      ------------     ------------
       Net cash provided by investing activities                                     12,818,609         7,597,765       34,396,544
                                                                                   ------------      ------------     ------------
Cash flows (used in) provided by financing activities:
   Short-term borrowings                                                              1,000,000                 -                -
   Payment of short-term borrowings                                                  (1,000,000)                -                -
   Repurchases of long-term debt                                                              -                 -      (20,846,643)
   Purchase of common stock                                                         (10,659,201)       (6,271,064)      (8,434,058)
   Proceeds from stock options exercised                                                143,975           222,312           56,216
   Net repayments of under repurchase agreements                                              -                 -       (4,930,083)
                                                                                   ------------      ------------     ------------
       Net cash used in financing activities                                        (10,515,226)       (6,048,752)     (34,154,568)
                                                                                   ------------      ------------     ------------
Net increase (decrease) in cash and cash equivalents                                    202,533          (134,760)      (7,559,569)
Cash and cash equivalents at beginning of year                                          777,284           912,044        8,471,613
                                                                                   ------------      ------------     ------------
Cash and cash equivalents at end of year                                           $    979,817      $    777,284     $    912,044
                                                                                   ============      ============     ============
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Income taxes, net of refunds                                                  $    339,862      $    240,102     $    158,251
                                                                                   ============      ============     ============
     Interest                                                                      $  1,534,245      $    813,493     $  1,816,150
                                                                                   ============      ============     ============
   Chapter 11 items:
     Professional and administrative expenses paid                                 $          -      $          -     $     26,085
                                                                                   ============      ============     ============

* Eliminated in consolidation

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          DECEMBER 1995, 1994 AND 1993



                                              BALANCE AT       ADDITIONS
                                             BEGINNING OF     CHARGED TO                             BALANCE AT
DESCRIPTION                                     PERIOD         EXPENSES        DEDUCTIONS(a)        END OF PERIOD
-----------                                     ------         --------        -------------        -------------
For the year ended December 31, 1995:
   Allowance for doubtful accounts              $395,012         $ 83,775        $(184,233)            $294,554
For the year ended December 31, 1994:
   Allowance for doubtful accounts              $487,576         $319,204        $(411,768)(b)         $395,012
For the year ended December 31, 1993:
   Allowance for doubtful accounts              $565,351         $263,909        $(341,684)            $487,576


(a)  Amounts written off as uncollectible and payments.
(b) Includes adjustments for the disposition of properties and the acquisition of WHTM-TV.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRICE COMMUNICATIONS CORPORATION

                                            By /s/  Robert Price
                                               -------------------------------
                                               Robert Price, President

Dated:   March 11,  1996

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

Dated:         March 11,  1996     By /s/  Robert Price
                                      -----------------------------------------
                                      Robert Price, Director and President
                                      (Principal Executive Officer,
                                      Financial Officer and Accounting Officer)

Dated:         March 11,  1996     By /s/  George H. Cadgene
                                      -----------------------------------------
                                      George H. Cadgene,
                                      Director

Dated:         March 11,  1996     By /s/  Robert F. Ellsworth
                                      -----------------------------------------
                                      Robert F. Ellsworth,
                                      Director

Dated:         March 11,  1996     By /s/  Robert Paul
                                      -----------------------------------------
                                      Robert Paul,
                                      Director

Dated:         March 11,  1996     By /s/  Kim I. Pressman
                                      -----------------------------------------
                                      Kim I. Pressman,
                                      Director

Dated:         March 11,  1996     By /s/  Steven Price
                                      -----------------------------------------
                                      Steven Price,
                                      Director

                                  EXHIBIT INDEX
                                  ITEM 14(a)(3)

                        PRICE COMMUNICATIONS CORPORATION

                  Annual Report on Form 10-K for the year ended
                                December 31, 1995

                                                                           Page
                                                                           ----
 (3)(a)(1)                  Restated Certificate of
                            Incorporation of the Registrant as
                            filed with the Secretary of State of
                            the State of New York on December
                            29, 1992, incorporated by reference
                            to Exhibit 3(a) to Registrant's Form
                            10-K for the year ended December 31,
                            1992.

       (2)                  Certificate of Amendment of the
                            Certificate of Incorporation of the
                            Registrant as filed with the
                            Secretary of State of New York on
                            March 17, 1995.

       (3)                  Certificate of Amendment of the
                            Certificate of Incorporation of the
                            Registrant as filed with the
                            Secretary of State of New York on
                            January 2, 1996.

       (b)                  Restated By-laws of the Registrant.

   (10)(a) The Registrant's 1992 Long Term Incentive Plan, incorporated by reference to Exhibit 10(a) to
                            Registrant's Form 10-K for the year
                            ended December 31, 1992.

       (b) Warrant Agreement dated April 12, 1990 between Price Communications Corporation and Warner
                            Communications Investors, Inc.,
                            incorporated by reference to Exhibit
                            (4) to Registrant's Form 8-K filed
                            to report an event of April 12,
                            1990.

       (c) Form of Amendment to Time Warner Warrant, incorporated by reference to Exhibit 10(i) to Registrant's Form 10-K for the year ended
                            December 31, 1992.

       (d)                  Stock Purchase Agreement, dated as
                            of

                                                                           Page
                                                                           ----
                            April 27, 1987, among Registrant,
                            Republic Broadcasting Corporation
                            and Fairfield Broadcasting, Inc., as
                            amended July 16, 1987, incorporated
                            by reference to Annex I to
                            Registrant's Definitive Proxy
                            Statement dated July 27, 1987.

     (e)                    Notes and Stock Purchase Agreement
                            between and among Fairfield
                            Broadcasting, Inc., Price
                            Communications Corporation and
                            Republic Broadcasting Corporation
                            dated as of September 30, 1987, as
                            amended, incorporated by reference
                            to Exhibit 10(a) to Registration
                            Statement on Form S-1 (File No.
                            33-30318).

     (f) Stockholders' Agreement among Fairfield Broadcasting, Inc., Price Communications Corporation, Citicorp
                            Venture Capital Ltd., Osborn
                            Communications Corporation and
                            Prudential-Bache Interfunding Inc.,
                            dated as of September 30, 1987,
                            incorporated by reference to Exhibit
                            10(b) to Registration Statement on
                            Form S-1 (File No. 33-30318).

     (g) Form of Indemnification Agreement between Registrant and its officers and directors, incorporated by reference to Exhibit 10(y) to the Registrant's Form 10-K for the year ended December 31, 1993.

     (h)                    Employment Agreement, dated as of
                            October 6, 1994, between the
                            Registrant and Robert Price,
                            incorporated by reference to Exhibit
                            10(aa) to the Registrant's Form 10-K
                            for the year ended December 31,
                            1994.

     (i)                    Employment Agreement, dated as of
                            January 5, 1995, between the
                            Registrant and Kim Pressman,
                            incorporated by reference to Exhibit
                            10(bb) to the Registrant's Form 10-K
                            for the year ended December 31,
                            1994.

                                                                           Page
                                                                           ----
     (j)                    Stock Option Agreement, dated as of
                            February 10, 1994, between the
                            Registrant and Robert Price,
                            incorporated by reference to Exhibit
                            10(cc) to the Registrant's Form 10-K
                            for the year ended December 31,
                            1994.

     (k) Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to Exhibit 4 to Registrant's Form 8-K filed to report an event on October 6, 1994.

     (l) Amendment dated January 12, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to Exhibit 4 to Registrant's Form 8-K filed to report an event on January 12, 1995.

     (m) Securities Purchase Agreement, dated as of February 15, 1994, between the stockholders and warrant holders of Smith Acquisition Corp. and the Registrant, incorporated by reference to Exhibit 10 to the Registrant's Form 8-K filed to report an event of September 16, 1994.

     (n) Asset purchase agreement dated as of August 8, 1995 by and between USA Broadcast Group L.L.C. and Price Communications Corporation, Texoma
                            Broadcasting Corp., Southeast Texas
                            Broadcasting Corp. and Tri-State
                            Broadcasting Corp., incorporated by
                            reference to Exhibit 10(gg) to the
                            Registrant's Form 10-Q for the
                            Quarter ended September 30, 1995.

     (o) Asset purchase agreement dated as of October 18, 1995 by and between WHTM-TV, Inc. and Allbritton
                            Communications Company, incorporated
                            by reference to Exhibit 10(hh) to the
                            Registrant's Form 10-Q for the
                            Quarter ended September 30, 1995.

                                                                           Page
                                                                           ----
  (11)                      Statement regarding computation of
                            per share earnings (omitted;
                            computation can be clearly determined
                            from material contained in the
                            Report).

  (21)                      Subsidiaries of Registrant.  - None.

  (24)                      The powers of attorney to sign
                            amendments to this Report appear on
                            the signature page.

  (27)                      Financial Data Schedule.