Form 10-Q
period 1996-03-31
PRICE COMMUNICATIONS CORP
filed 1996-05-09
CIK 355787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to        .

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

                                 (212) 757-5600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under the plan confirmed by the court. Yes x No
                           ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,418,242 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 1996.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 1996

PART  I - FINANCIAL INFORMATION

                                                                         Page
         ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)                     Number
                  ---------------------------------                     ------
         Consolidated Balance Sheets at March 31, 1996
                  and December 31, 1995 .............................      3

         Consolidated Statement of Operations for the
                  Three Months ended March 31, 1996 and 1995 ........      4

         Condensed Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 1996 and 1995       5

         Notes to Consolidated Financial Statements .................     6-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....   10-11

PART II - OTHER INFORMATION .........................................     12

         ITEM 1.  LEGAL PROCEEDINGS .................................     12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................     12

         SIGNATURES .................................................     13

                Price Communications Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,      DECEMBER 31,
                                                                  1996             1995
                                                              ------------     ------------
                                                              (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                    $ 80,421,556     $  1,206,557
 Short-term investments                                         45,257,828          237,975
 Accounts receivable, net                                        1,255,840        6,096,446
 Film broadcast rights                                                --          1,764,468
 Prepaid expenses and other current assets                          74,579          741,307
                                                              ------------     ------------
Total current assets                                           127,009,803       10,046,753

Long-term investments                                           10,350,000        8,350,000
Property and equipment, at cost, less
 accumulated depreciation                                          179,224       11,308,808
Broadcast licenses and other intangibles,
 less accumulated amortization                                        --         65,434,705
Film broadcast rights                                                 --            231,225
Note receivable                                                    540,000          540,000
Other assets                                                          --             73,907
                                                              ------------     ------------
Total assets                                                  $138,079,027     $ 95,985,398
                                                              ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

 Accounts payable and accrued expenses                        $  3,477,204     $  3,197,471
 Accrued interest                                                     --            510,119
 Current portion of long-term debt                                    --         28,000,000
 Income taxes payable (see Note 3)                              24,039,847             --
 Other current liabilities                                            --          4,601,409
                                                              ------------     ------------
Total current liabilities                                       27,517,051       36,308,999
                                                              ------------     ------------

Long-term debt (see Note 3)                                           --               --
Deferred tax effect on basis difference arising on
 acquisition                                                          --         17,971,028
Other liabilities                                                     --            829,689

Shareholders' equity:

Preferred Stock, par value $.01 per share;
 authorized 20,000,000, no shares outstanding                         --               --
Common Stock, par value $.01 per share;
 authorized 40,000,000 shares; outstanding
 9,518,242 and 9,579,842 at March 31, 1996                          95,182           95,798
 and December 31, 1995, respectively (see Note 1)
Additional paid-in capital                                      16,304,021       16,935,009
Retained earnings                                               94,162,773       23,844,875
                                                              ------------     ------------
Total shareholders' equity                                     110,561,976       40,875,682
                                                              ------------     ------------
Total liabilities and shareholders' equity                    $138,079,027     $ 95,985,398
                                                              ============     ============

           See accompanying notes to consolidated financial statements

                Price Communications Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three months ended March 31,
                                                  ------------------------------
                                                      1996              1995
                                                  ------------      ------------
Revenue                                           $  3,491,441      $  7,420,624
Agency and representatives' commissions                529,577         1,165,525
                                                  ------------      ------------
Net revenue                                          2,961,864         6,255,099
                                                  ------------      ------------
Operating expenses                                   2,131,801         3,533,652
Corporate expenses                                     727,109           574,772
Other (income) expense, net                           (426,918)       (6,095,276)
Gain on sale of media properties (see Note 3)      (95,451,878)             --
Interest expense                                       212,376           539,273
Amortization of deferred debt expense                     --             360,000
Depreciation and amortization                          430,409           879,222
                                                  ------------      ------------
                                                   (92,377,101)         (208,357)
                                                  ------------      ------------
Income before income taxes                          95,338,965         6,463,456
Income tax expense (benefit)                        25,021,067           (93,291)
                                                  ------------      ------------
Net income                                        $ 70,317,898      $  6,556,747
                                                  ============      ============
Income per share                                  $       7.08      $       0.60
                                                  ============      ============


           See accompanying notes to consolidated financial statements

                Price Communications Corporation and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Three months ended March 31,
                                                         --------------------------------
                                                              1996               1995
                                                              ----               ----
NET CASH PROVIDED BY  (USED IN)
OPERATING ACTIVITIES                                     $  25,602,315      $   1,413,162

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

 Proceeds from sale of media properties                    156,007,011               --
 Gain on sale of media properties                          (71,662,104)              --
 Recovery on notes receivable, net                                --            7,256,302
 Long-term investment in equity securities                  (2,000,000)
 Capital expenditures                                         (100,619)          (533,585)
 Other                                                            --               28,300
                                                         -------------      -------------
Net cash provided by investing activities                   82,244,288          6,751,017
                                                         -------------      -------------

CASH FLOWS (USED IN) PROVIDED BY
 FINANCING ACTIVITIES:
 Repayment of long-term debt                               (28,000,000)              --
 Payment of line of credit origination fee                        --             (360,000)
 Borrowings under line of credit agreements                       --              360,000
 Purchase of Company common stock                             (903,009)        (8,173,588)
 Proceeds from stock options exercised                         271,405             86,061
                                                         -------------      -------------
Net cash (used in) provided by  financing activities       (28,631,604)        (8,087,527)
                                                         -------------      -------------

Net increase in cash and cash equivalents                   79,214,999             76,652
Cash and cash equivalents at beginning of quarter            1,206,557          1,136,010
                                                         -------------      -------------
Cash and cash equivalents at end of quarter              $  80,421,556      $   1,212,662
                                                         =============      =============



Supplemental information:
              Income taxes paid, net of refunds          $   1,901,500      $      51,126
                                                         =============      =============
              Interest paid                              $     712,855      $     539,273
                                                         =============      =============



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

         The consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results for a full year.

2.       PER SHARE DATA

         Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 9,931,015 and 10,897,567 for the quarter ended March 31, 1996 and 1995, respectively. All presentations of shares outstanding and income per share have been retroactively restated to reflect a five-for-four common stock split in April 1995.

3.       RECENT DEVELOPMENTS

         On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliates, KJAC-TV, Beaumont/Port Arthur, TX; KFDX-TV, Wichita Falls, TX/Lawton, OK and KSNF-TV, Joplin, MO/Pittsburg, KS for approximately $40.7 million in cash. Of the sale proceeds, approximately $28.7 million was used to repay the principal and interest due under a Bank of Montreal term loan agreement. The Company recognized a pre-tax gain of approximately $29.9 million from this transaction during the first quarter 1996.

         On March 1, 1996, the Company sold substantially all of the assets except cash, together with certain liabilities of WHTM-TV, its ABC affiliate serving the Harrisburg-York-Lebanon-Lancaster, PA television market, for $115.3 million in cash to Allbritton Communications Company. The Company recognized a pre-tax gain of approximately $65.6 million from this transaction.

                        PRICE COMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       RECENT DEVELOPMENTS (CONTINUED)

         In January 1996, the Company purchased 750,000 shares (as adjusted to reflect a 5 for 4 stock split in March, 1996) of Class A Common Stock of PriCellular Corporation, an affiliate, for approximately $6.3 million.

4.       PROFORMA FINANCIAL INFORMATION

         The following proforma financial information for the quarter ended March 31, 1996 and year ended December 31, 1995 has been prepared based on the assumption that the dispositions of the Company's four television stations occurred on January 1, 1996 and January 1, 1995 respectively. The proforma financial information is not necessarily indicative either of results of operations that would have occurred had the dispositions been made at the beginning of the periods, or of future results of operations of the Company.

            [The remainder of this page is left blank intentionally]

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ProForma Consolidated Statement of Operations
For the three months ended March 31, 1996

  (unaudited)

                                                                 Proforma
                                             Historical         Adjustments         Proforma

Revenue                                     $  3,491,441      ($ 3,491,441)(1)     $          0
Agency and representatives' commissions          529,577          (529,577)(1)                0
                                            ------------      ------------         ------------
   Net revenue                                 2,961,864        (2,961,864)                   0

Operating expenses                             2,131,801        (2,131,801)(1)                0
Corporate expenses                               727,109              --                727,109
Other (income) expenses, net                    (426,918)       (1,261,898)(2)       (1,688,816)
Gain on sale of media properties             (95,451,878)             --            (95,451,878)
Interest expense                                 212,376          (212,376)(2)                0
Depreciation and amortization                    430,409          (418,461)(1)           11,948
                                            ------------      ------------         ------------
                                             (92,377,101)       (4,024,536)         (96,401,637)
                                            ------------      ------------         ------------

Income before income taxes                    95,338,965         1,062,672           96,401,637

Income tax expense                           (25,021,067)             --            (25,021,067)
                                            ------------                           ------------

Net income                                  $ 70,317,898      $  1,062,672         $ 71,380,570
                                            ============      ============         ============

Income per share                            $       7.08                           $       7.19
                                            ============                           ============

Weighted average number of shares              9,931,015                              9,931,015
                                            ============                           ============

(1)Adjustments to eliminate all income statement amounts related to the operation of the four television stations that the Company sold during the first quarter of 1996, as if those sales had occurred on January 1, 1996.

(2)Adjustment to accrue income on the assumed net proceeds of the sales, after repayment of approximately $28 million of long-term debt and income taxes of approximately $25 million as if they were paid on January 1, 1996. The calculation assumes income earned of 5 percent on additional cash of $100 million.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ProForma Consolidated Statement of Operations
For the year ended December 31, 1995

  (unaudited)

                                                                      Proforma
                                                  Historical        Adjustments          Proforma

Revenue                                          $ 34,377,543      ($34,377,543)(1)     $          0
Agency and representatives' commissions             5,222,273        (5,222,273)(1)                0
                                                 ------------      ------------
   Net revenue                                     29,155,270       (29,155,270)                   0

Operating expenses                                 16,684,608       (16,762,702)(1)          (78,094)
Corporate expenses                                  2,687,064              --              2,687,064
Other (income) expenses, net                       (7,280,215)       (5,021,669)(2)      (12,301,884)
Interest expense                                    2,099,365        (2,099,365)(1)                0
Amortization of deferred debt expense                 460,000          (460,000)(1)                0
Depreciation and amortization                       3,459,320        (3,428,296)(1)           31,024
Realized loss on marketable securities                166,211              --                166,211
                                                 ------------      ------------         ------------
                                                   18,276,353       (27,772,032)          (9,495,679)
                                                 ------------      ------------         ------------

Income before income taxes                         10,878,917        (1,383,238)           9,495,679

Income tax benefit                                    247,000              --                247,000
                                                 ------------                           ------------

Net income                                       $ 11,125,917      ($ 1,383,238)        $  9,742,679
                                                 ============      ============         ============

Income per share                                 $       1.06                           $       0.93
                                                 ============                           ============

Weighted average number of shares
(adjusted for April 1995 five-for-four stock
split)                                             10,463,193                             10,463,193
                                                 ============                           ============

(1)Adjustments to eliminate all income statement amounts related to the operation of the four television stations that the Company sold during the first quarter of 1996, as if those sales had occurred on January 1, 1995.

(2)Adjustment to accrue income on the assumed net proceeds of the sales, after repayment of approximately $28 million of long term debt and income taxes of approximately $25 million as if they were paid on January 1, 1995. The calculation assumes income earned of 5 percent on additional cash of $100 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

         During February and March of 1996 the Company consummated the sales of its three NBC affiliated television stations, KSNF-TV, serving Joplin, Missouri/Pittsburg, Kansas; KJAC-TV, serving Beaumont/Port Arthur, Texas; and KFDX-TV, serving Wichita Falls, Texas/Lawton, Oklahoma and its ABC affiliate, WHTM-TV, serving Harrisburg/Lancaster/Lebanon/York, Pennsylvania. Additionally, the Company used $28.7 million of the proceeds of these sales to repay principal and interest due to Bank of Montreal under a term loan agreement. As a result of these transactions the Company's net revenue, operating expenses, depreciation, amortization and interest expense for the three months ended March 31, 1996 are not comparable to the three months ended March 31, 1995. Revenue, net revenue, operating expenses and depreciation and amortization all decreased significantly as a result of the operations being sold and the debt being retired during the quarter. Furthermore, results for the first quarter of 1996 are not indicative of results in the future.

         The Company recognized approximately $70.3 million of net income for the three months ended March 31, 1996, as compared to approximately $6.6 million of net income for the three months ended March 31, 1995. This increase is primarily due to the pre-tax gain of $95.5 million recognized on the sale of the Company's television properties. This gain was partially offset by approximately $25 million of income tax expense largely related to these sales (see Note 3 of Notes to Consolidated Financial Statements).

         The Company's per share income was $7.08 for the quarter ended March 31, 1996, as compared to $.60 for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $80.4 million and $1.2 million in cash and cash equivalents at March 31, 1996, and December 31, 1995, respectively. The Company had net working capital of approximately $99.5 million at March 31, 1996. The Company had no long- term debt outstanding as of March 31, 1996.

         The Company is actively reviewing potential acquisitions and investments. Among the possible acquisitions or investments which may be considered by the Company are: (i) subject to the availability of such properties at prices deemed prudent by the Company, making acquisitions of radio and television properties; (ii) exploring related media activities, such as newspapers, outdoor advertising companies and publishing enterprises; (iii) investing funds in media and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

media related securities; (iv) returning to the Company's historic investment in PriCellular either through the purchase of additional PriCellular securities or a business combination with PriCellular; and (v) other acquisition and investment opportunities which may present themselves from time to time.

         If any of the Company's acquisition and investment alternatives is successful the Company may require additional capital to finance it. After giving effect to the sale of its remaining television properties, the Company has significant liquid assets on hand for acquisition purposes. Additionally, the Company may use a variety of sources including the proceeds of debt sold to the public, borrowings from banks and other institutional lenders, seller financing, convertible preferred stock and common stock issued at the parent company or subsidiary level. There can be no assurance that the Company will be successful in obtaining funds from those sources.

         The Company's sources of funds to service its debt and meet its other obligations historically have been provided by its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings.

         In March, 1995 the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions. During the quarter ended March 31, 1996, the Company repurchased approximately 129,000 shares pursuant to that authorization and previous authorizations.

            [The remainder of this page is left blank intentionally]

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Shareholders on April 2, 1996. The Board of Directors was re-elected in its entirety by a vote of no fewer than 93.2% of shares available to vote cast in favor of any single candidate with less than 1% of votes withheld from voting for any single candidate.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (b)  Reports on Form 8-K

                  On February 2, 1996 the Company reported on Form 8-K the sale of television stations KFDX-TV, KJAC-TV and KSNF-TV. On March 1, 1996, the Company filed a similar report regarding the sale of WHTM-TV. For more information, see Part I, Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRICE COMMUNICATIONS CORPORATION

Dated:            May 6, 1996            By    /s / Robert Price
                                              --------------------------------
                                         Robert Price
                                         President and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



                    Exhibit 27     Financial Data Schedule