Form 10-Q
period 1996-06-30
PRICE COMMUNICATIONS CORP
filed 1996-07-23
CIK 355787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

/ /    Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from          to         .
                                                           --------    --------

Commission file number 1-8309.

                        PRICE COMMUNICATIONS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      NEW YORK                              13-2991700
- --------------------------------------------       -----------------------------
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

9,372,608 shares of Common Stock, par value $.01 per share, outstanding as of July 19, 1996.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 1996



PART  I - FINANCIAL INFORMATION
          ---------------------
                                                                           Page
         ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)                       Number
                  ---------------------------------                       ------
         Consolidated Balance Sheets at June 30, 1996
              and December 31, 1995 ...................................        3

         Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1996 and 1995 .......        4

         Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1996 and 1995 .........        5

         Notes to Consolidated Financial Statements ...................    6 - 7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......    8 - 9

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ...................................       10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................       10

         SIGNATURES ...................................................       11

                Price Communications Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,         DECEMBER 31,
                                                                 1996              1995
                                                                 ----              ----
                                                             (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 46,313,162       $ 1,206,557
 Short-term investments                                        68,516,469           237,975
 Accounts receivable, net                                         446,533         6,096,446
 Film broadcast rights                                                 --         1,764,468
 Prepaid expenses and other current assets                         55,838           741,307
                                                             ------------       -----------
Total current assets                                          115,332,002        10,046,753
                                                             ------------       -----------

Long-term investments                                          10,360,000         8,350,000
Property and equipment, at cost less
 accumulated depreciation                                         169,812        11,308,808
Broadcast licenses and other intangibles,
 less accumulated amortization                                         --        65,434,705
Film broadcast rights                                                  --           231,225
Note receivable                                                   540,000           540,000
Other assets                                                           --            73,907
                                                             ------------       -----------
Total assets                                                 $126,401,814       $95,985,398
                                                             ============       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                       $  2,898,932       $ 3,197,471
 Accrued interest                                                      --           510,119
 Current portion of long-term debt                                     --        28,000,000
 Income taxes payable (Note 3)                                 14,388,347                --
 Other current liabilities                                             --         4,601,409
                                                             ------------       -----------
Total current liabilities                                      17,287,279        36,308,999
                                                             ------------       -----------

Long-term debt (Note 3)                                                --                --
Deferred tax effect on basis difference arising on
 acquisition                                                           --        17,971,028
Other liabilities                                                      --           829,689

Shareholders' equity:
Preferred Stock, par value $.01 per share;
 authorized 20,000,000, no shares outstanding                          --                --
Common Stock, par value $.01 per share;
 authorized 40,000,000 shares; outstanding
 9,367,608 and 9,579,842  at June 30, 1996                         93,676            95,798
 and December 31, 1995, respectively
Additional paid-in capital                                     15,133,272        16,935,009
Retained earnings                                              93,887,587        23,844,875
                                                             ------------       -----------
Total shareholders' equity                                    109,114,535        40,875,682
                                                             ------------       -----------
Total liabilities and shareholders' equity                   $126,401,814       $95,985,398
                                                             ============       ===========


           See accompanying notes to consolidated financial statements

                Price Communications Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three months ended June 30,            Six months ended June 30,
                                                  ---------------------------            -------------------------
                                                    1996              1995               1996                1995
                                                    ----              ----               ----                ----
Revenue                                                  --        $9,244,993        $  3,491,441        $16,665,617
Agency and representatives' commissions                  --         1,486,426             529,577          2,651,951
                                                -----------        ----------        ------------        -----------
Net revenue                                              --         7,758,567           2,961,864         14,013,666
                                                -----------        ----------        ------------        -----------

Operating expenses                                       --         4,223,571           2,131,801          7,757,223
Corporate expenses                                  483,810           561,191           1,210,919          1,135,963
Net loss on marketable securities                 1,875,526                --           1,689,589                 --
Interest income and other, net                   (1,941,106)         (377,351)         (2,182,089)        (6,472,627)
Gain on sale of media properties (Note 3)                --                --         (95,451,876)                --
Interest expense                                         --           521,700             212,376          1,060,973
Amortization of deferred debt expense                    --                --                  --            360,000
Depreciation and amortization                        11,948           853,307             442,357          1,732,529
                                                -----------        ----------        ------------        -----------
                                                    430,178         5,782,418         (91,946,923)         5,574,061
                                                -----------        ----------        ------------        -----------

Income (loss) before income taxes                  (430,178)        1,976,149          94,908,787          8,439,605

Income tax (benefit) expense                       (154,992)          (63,775)         24,866,075           (157,696)
                                                -----------        ----------        ------------        -----------

Net income (loss)                               $  (275,186)       $2,039,924        $ 70,042,712        $ 8,597,301
                                                ===========        ==========        ============        ===========

Income (loss) per share                         $     (0.03)       $     0.20        $       7.03        $      0.80
                                                ===========        ==========        ============        ===========





           See accompanying notes to consolidated financial statements

                Price Communications Corporation and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                               1996                1995
                                                               ----                ----
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                       $ (7,323,542)       $ 3,145,458


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

 Proceeds from sale of media properties                     156,007,011                 --
 Gain on sale of media properties                           (71,662,104)                --
 Recovery on notes receivable, net                                   --          7,593,802
 Long-term investment in equity securities                   (2,010,000)                --
 Capital expenditures                                          (100,619)          (742,342)
 Other                                                               --            (46,600)
                                                           ------------        -----------
Net cash provided by investing activities                    82,234,288          6,804,860
                                                           ------------        -----------

CASH FLOWS (USED IN) PROVIDED BY
 FINANCING ACTIVITIES:
 Repayment of long-term debt                                (28,000,000)          (860,000)
 Payment of line of credit origination fee                           --           (360,000)
 Borrowings under line of credit agreements                          --            360,000
 Purchase of Company common stock                            (2,097,200)        (8,278,718)
 Proceeds from stock options exercised                          293,059             86,061
                                                           ------------        -----------
Net cash (used in) provided by  financing activities        (29,804,141)        (9,052,657)
                                                           ------------        -----------

Net increase in cash and cash equivalents                    45,106,605            897,661
Cash and cash equivalents at beginning of period              1,206,557          1,136,010
                                                           ------------        -----------
Cash and cash equivalents at end of period                 $ 46,313,162        $ 2,033,671
                                                           ============        ===========


Supplemental information:
            Income taxes paid, net of refunds              $ 11,789,500        $   156,333
                                                           ============        ===========
            Interest paid                                  $    712,855        $ 1,060,973
                                                           ============        ===========



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

2.   PER SHARE DATA

     Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 9,896,000 and 9,962,000 for the three and six months ended June 30, 1996, respectively, and 10,301,000 and 10,796,000 for the three and six months ended June 30, 1995, respectively. All presentations of shares outstanding and income per share have been retroactively restated to reflect a five-for-four common stock split in April 1995.

3.   RECENT DEVELOPMENTS

     On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliates, KJAC-TV, Beaumont/Port Arthur, TX; KFDX-TV, Wichita Falls, TX/Lawton, OK and KSNF-TV, Joplin, MO/Pittsburg, KS for approximately $40.7 million in cash. Of the sale proceeds, approximately $28.7 million was used to repay the principal and interest due under a Bank of Montreal term loan agreement. The Company recognized a pre-tax gain of approximately $29.9 million from this transaction during the first quarter of 1996.

     On March 1, 1996, the Company sold substantially all of the assets except cash, together with certain liabilities of WHTM-TV, its ABC affiliate serving the Harrisburg-Lancaster-Lebanon-York, PA television market, for $115.3 million in cash to Allbritton Communications Company. The Company recognized a pre-tax gain of approximately $65.6 million from this transaction during the first quarter of 1996.

                        PRICE COMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   RECENT DEVELOPMENTS (CONTINUED)

     In January 1996, the Company purchased 750,000 shares (as adjusted to reflect a five-for-four stock split in March 1996) of Class A Common Stock of PriCellular Corporation, an affiliate, for approximately $6.3 million. As of June 30, 1996, the Company had acquired an additional 83,000 shares of PriCellular Class A Common Stock for approximately $ 1.1 million, through purchases of shares made over time on the open market.

     The Company continues to make short-term investments using the proceeds received from the sales of the aforementioned stations, while actively reviewing potential acquisitions and other investments.





            [The remainder of this page is left blank intentionally]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

     During February and March of 1996 the Company consummated the sales of its three NBC affiliated television stations, KSNF-TV, serving Joplin, MO/Pittsburg, KS; KJAC-TV, serving Beaumont/Port Arthur, TX, and KFDX-TV, serving Wichita Falls, TX/Lawton, OK and its ABC affiliate, WHTM-TV, serving Harrisburg/Lancaster/Lebanon/York, PA. The Company used $28.7 million of the proceeds of these sales to repay principal and interest due to Bank of Montreal under a term loan agreement. As a result of these transactions, the Company's net revenue, operating expenses, depreciation, amortization and interest expense for the three and six months ended June 30, 1996 are not comparable to the three and six months ended June 30, 1995. Revenue, net revenue, operating expenses and depreciation and amortization all decreased significantly as a result of the operations being sold and the debt being retired during the first quarter of 1996. Furthermore, results for 1996 are not indicative of results in the future.

     The Company had a net loss of approximately $300,000 for the three months ended June 30, 1996, compared with net income of approximately $2.0 million for the three months ended June 30, 1995. Earnings for the quarter ended June 30, 1996 decreased as compared to the same quarter of 1995 primarily due to the sales of the Company's four television stations described above, and the net losses incurred on investments in marketable securities, primarily U.S. Treasury notes, of $1.9 million. This loss was partially offset by interest income earned on investments in money market funds and U.S. treasuries of approximately $1.8 million and by a net tax benefit of approximately $150,000. Net income for the six months ended June 30, 1996 was $70.0 million as compared with $8.6 million for the same period last year. This increase was primarily due to the pre-tax gain of $95.5 million recognized on the sale of the Company's television properties. This gain was partially offset by approximately $25 million of income tax expense largely related to these sales (see Note 3 of Notes to Consolidated Financial Statements).

     The Company's net loss applicable to common stock was $0.03 per share for the quarter ended June 30, 1996, as compared to earnings per share of $0.20 for the second quarter of 1995. Per share income for the six months ended June 30, 1996 and 1995 was $7.03 and $0.80, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $46.3 million and $1.2 million in cash and cash equivalents at June 30, 1996 and December 31, 1995, respectively. The increase is due to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

investment in money market funds of a portion of the proceeds received from the sales of the Company's television stations. The Company had net working capital of approximately $98.0 million at June 30, 1996. The Company had no long- term debt outstanding as of June 30, 1996.

     The Company is actively reviewing potential acquisitions and investments. Among the possible acquisitions or investments which may be considered by the Company are: (i) subject to the availability of such properties at prices deemed prudent by the Company, making acquisitions of radio and television properties;
(ii) exploring related media activities, such as newspapers, outdoor advertising companies and publishing enterprises; (iii) investing funds in media and media-related securities; (iv) returning to the Company's historic investment in PriCellular either through the purchase of additional PriCellular securities or a business combination with PriCellular; and (v) other acquisition and investment opportunities which may present themselves from time to time.

     If any of the Company's acquisition and investment alternatives is successful the Company may require additional capital to finance it. After giving effect to the sale of its television properties, the Company has significant liquid assets on hand for acquisition purposes. Additionally, the Company may use a variety of sources including the proceeds of debt sold to the public, borrowings from banks and other institutional lenders, seller financing, convertible preferred stock and common stock issued at the parent company or subsidiary level. There can be no assurance that the Company will be successful in obtaining funds from those sources.

     The Company's sources of funds to service its debt and meet its other obligations historically have been provided by its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings. Cash used in operations for the period ended June 30, 1996, as reported on the Condensed Consolidated Statement of Cash Flow, reflects the receipt of proceeds from the sales of the Company's television stations and the subsequent investment of a portion of these proceeds in marketable securities, as well as the use of cash to pay income taxes related to the sales.

     In March 1995 the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions. During the six month period ended June 30, 1996, the Company repurchased approximately 146,000 shares pursuant to that authorization and previous authorizations.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               (27) Financial data schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PRICE COMMUNICATIONS CORPORATION

Dated:  July 19, 1996                   By  /s/ Robert Price
                                            ----------------------------

                                        Robert Price
                                        President and Chief Financial Officer