Form 10-Q
period 1996-09-30
PRICE COMMUNICATIONS CORP
filed 1996-11-14
CIK 355787

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         ______________.

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

9,247,208 shares of Common Stock, Par Value $.01 per share, outstanding as of November 8, 1996.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1996



PART  I - FINANCIAL INFORMATION

                                                                                   Page
         ITEM 1.  FINANCIAL STATEMENTS                                            Number
         Consolidated Balance Sheets at September 30, 1996
                  and December 31, 1995.........................................    3

         Consolidated Statements of Operations for the
                    Three and Nine Months Ended September 30, 1996 and 1995.....    4

         Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1996 and 1995.........    5

         Notes to Consolidated Financial Statements.............................    6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS........    8

PART II - OTHER INFORMATION.....................................................   10

         SIGNATURES.............................................................   11

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                    1996               1995
                                                                ------------       ------------
                                                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                      $ 94,753,223       $  1,206,557
 Short-term investments (Note 4)                                  13,880,915            237,975
 Securities fair value adjustment (Note 4)                         2,248,990
 Accounts receivable, net                                            458,242          6,096,446
 Film broadcast rights                                                  --            1,764,468
 Prepaid expenses and other current assets                             6,923            741,307
                                                                ------------       ------------
Total current assets                                             111,348,293         10,046,753
                                                                ------------       ------------

Long-term investments                                             10,850,000          8,350,000
Property and equipment, at cost less
 accumulated depreciation                                            164,853         11,308,808
Broadcast licenses and other intangibles,
 less accumulated amortization                                          --           65,434,705
Film broadcast rights                                                   --              231,225
Note receivable                                                      540,000            540,000
Other assets                                                          29,500             73,907
                                                                ------------       ------------
Total assets                                                    $122,932,646       $ 95,985,398
                                                                ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $  2,548,647       $  3,197,471
 Accrued interest                                                       --              510,119
 Current portion of long-term debt                                      --           28,000,000
 Income taxes payable (Note 3)                                     9,196,325               --
 Deferred tax liability (Note 4)                                     787,146               --
 Other current liabilities                                              --            4,601,409
                                                                ------------       ------------
Total current liabilities                                         12,532,118         36,308,999
                                                                ------------       ------------

Long-term debt (Note 3)                                                 --                 --
Deferred tax effect on basis difference arising on
 acquisition                                                            --           17,971,028
Other liabilities                                                       --              829,689

Shareholders' equity:
Preferred Stock, par value $.01 per share;
 authorized 20,000,000, no shares outstanding                           --                 --
Common Stock, par value $.01 per share;
 authorized 40,000,000 shares; outstanding
 9,278,908 and 9,579,842 at September 30, 1996
 and December 31, 1995, respectively                                  92,789             95,798
Additional paid-in capital                                        14,263,354         16,935,009
Unrealized gain on marketable equity securities,
 net of tax effect (Note 4)                                        1,461,844               --
Retained earnings                                                 94,582,541         23,844,875
                                                                ------------       ------------
Total shareholders' equity                                       110,400,528         40,875,682
                                                                ------------       ------------
Total liabilities and shareholders' equity                      $122,932,646       $ 95,985,398
                                                                ============       ============

           See accompanying notes to consolidated financial statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                Three months ended September 30,        Nine months ended September 30,
                                                --------------------------------        --------------------------------

                                                    1996                1995                1996                1995
                                                ------------        ------------        ------------        ------------
Revenue                                                 --          $  7,887,917        $  3,491,441        $ 24,553,534
Agency and representatives' commissions                 --             1,231,532             529,577           3,883,483
                                                ------------        ------------        ------------        ------------
Net revenue                                             --             6,656,385           2,961,864          20,670,051
                                                ------------        ------------        ------------        ------------

Operating expenses                                      --             3,588,962           2,131,801          11,346,185
Corporate expenses                                   583,536             877,755           1,794,455           2,013,718
Net (gain) loss on marketable securities            (301,746)            110,629           1,387,843             110,629
Interest income and other, net                    (1,059,193)           (403,832)         (3,241,282)         (6,876,459)
Gain on sale of media properties (Note 3)               --                  --           (95,451,876)               --
Interest expense                                       2,161             511,481             214,537           1,572,454
Amortization of deferred debt expense                   --                  --                  --               360,000
Depreciation and amortization                         12,528             977,742             454,885           2,710,271
                                                ------------        ------------        ------------        ------------
                                                    (762,714)          5,662,737         (92,709,637)         11,236,798
                                                ------------        ------------        ------------        ------------

Income before income taxes                           762,714             993,648          95,671,501           9,433,253

Income tax expense (benefit)                          67,760               5,080          24,933,835            (152,616)
                                                ------------        ------------        ------------        ------------

Net income                                      $    694,954        $    988,568        $ 70,737,666        $  9,585,869
                                                ============        ============        ============        ============

Income per share                                $       0.07        $       0.10        $       7.42        $       0.91
                                                ============        ============        ============        ============


          See accompanying notes to consolidated financial statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                        Nine months ended September 30,
                                                       ----------------------------------
                                                           1996                   1995
                                                       -------------        -------------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                   $ (14,146,709)       $   5,489,163


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

 Proceeds from sale of media properties                  156,007,011                 --
 Recovery on notes receivable, net                              --              7,593,802
 Purchase of marketable securities, net                  (15,030,783)          (1,042,179)
 Long-term investments                                    (2,500,000)                --
 Capital expenditures                                       (108,189)          (1,100,958)
 Other                                                          --                (28,300)
                                                       -------------        -------------
Net cash provided by investing activities                138,368,039            5,422,365
                                                       -------------        -------------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
 Repayment of long-term debt                             (28,000,000)            (860,000)
 Payment of line of credit origination fee                      --               (360,000)
 Borrowings under line of credit agreements                     --                360,000
 Repurchase of common stock                               (3,042,723)          (8,664,219)
 Proceeds from stock options exercised                       368,059              121,951
                                                       -------------        -------------
Net cash (used in) financing activities                  (30,674,664)          (9,402,268)
                                                       -------------        -------------

Increase in cash and cash equivalents                     93,546,666            1,509,260
Cash and cash equivalents at beginning of period           1,206,557            1,136,010
                                                       =============        =============
Cash and cash equivalents at end of period             $  94,753,223        $   2,645,270
                                                       =============        =============

Supplemental information:
     Income taxes paid, net of refunds                 $  17,626,000        $     180,718
                                                       =============        =============
     Interest paid                                     $     715,016        $   1,572,454
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

         The consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

2.       PER SHARE DATA

         Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 9,456,000 and 9,533,000 for the three and nine months ended September 30, 1996, respectively, and 10,392,000 and 10,528,000 for the three and nine months ended September 30, 1995, respectively. All presentations of shares outstanding and income per common share have been retroactively restated to reflect a five-for-four common stock split in April 1995.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3.       RECENT DEVELOPMENTS (CONTINUED)

         In January 1996, the Company purchased 937,500 shares (as adjusted to reflect the five-for-four stock splits in March and October 1996) of Class A Common Stock of PriCellular Corporation, an affiliate, for approximately $6.3 million. In connection with PriCellular's secondary offering in August 1996, the Company purchased an additional 625,000 shares of Class A Common Stock of PriCellular Corporation, for $5 million. As of September 30, 1996, the Company had acquired an additional 152,500 shares of PriCellular Class A Common Stock for approximately $1.6 million, through purchases of shares made over time in the open market (see Note 4 below).

         The Company continues to make short-term investments using the proceeds received from the sales of the aforementioned stations, while actively reviewing potential acquisitions and other investments.

4.       SHORT-TERM INVESTMENTS

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective January 1, 1994. At September 30, 1996, the Company's Short-Term investments were in marketable equity securities and classified as "available-for-sale securities" under the provisions of SFAS No. 115. Accordingly, unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of taxes, as a separate component of shareholders' equity until realized.

         Short-Term investments are shown at cost, along with a valuation adjustment to reflect fair value, which is based on quoted market prices for these investments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

         References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

         During February and March of 1996 the Company consummated the sales of its three NBC affiliated television stations, KSNF-TV, serving Joplin, MO/Pittsburg, KS; KJAC-TV, serving Beaumont/Port Arthur, TX, and KFDX-TV, serving Wichita Falls, TX/Lawton, OK and its ABC affiliate, WHTM-TV, serving Harrisburg/Lancaster/Lebanon/York, PA. The Company used $28.7 million of the proceeds of these sales to repay principal and interest due to Bank of Montreal under a term loan agreement. As a result of these transactions, the Company's net revenue, operating expenses, depreciation, amortization and interest expense for the three and nine months ended September 30, 1996 are not comparable to the three and nine months ended September 30, 1995. Revenue, net revenue, operating expenses and depreciation and amortization all decreased significantly as a result of the operations being sold and the debt being retired during the first quarter of 1996.

         The Company had net income of approximately $695,000 for the three months ended September 30, 1996, compared with net income of approximately $989,000 for the three months ended September 30, 1995. Earnings for the quarter ended September 30, 1996 decreased as compared to the same quarter of 1995 primarily due to the sales of the Company's four television stations described above, partially offset by interest income earned on investments in money market funds and U.S. treasuries of approximately $1 million and by a net realized gain on the sale of marketable securities of approximately $300,000. In addition, corporate expenses decreased approximately $300,000 as compared to the third quarter of 1995. Net income for the nine months ended September 30, 1996 was $70.7 million as compared with $9.6 million for the same period last year. This increase was primarily due to the pre-tax gain of $95.5 million recognized on the sale of the Company's television properties. This gain was partially offset by approximately $25 million of income tax expense largely related to these sales (see Note 3 of Notes to Consolidated Financial Statements).

         The Company's net income applicable to common stock was $.07 per share for the quarter ended September 30, 1996, as compared to earnings per share of $.10 for the third quarter of 1995. Per share income for the nine months ended September 30, 1996 and 1995 was $7.42 and $.91, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $94.8 million and $1.2 million in cash and cash equivalents at September 30, 1996 and December 31, 1995, respectively. The increase is due to the proceeds received from the sales of the Company's television stations which have been invested primarily in money market funds and marketable equity securities. The Company had net working capital of approximately $98.8 million at September 30, 1996. The Company had no long- term debt outstanding as of September 30, 1996.

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

         In March 1995 the Company's Board of Directors authorized the repurchase by the Company of up to 1,000,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions. During the nine month period ended September 30, 1996, the Company repurchased approximately 404,000 shares pursuant to that authorization and previous authorizations.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           None.

Item 2.    CHANGES IN SECURITIES

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PRICE COMMUNICATIONS CORPORATION

Dated: November 13, 1996          By    /s / Robert
                                        ------------
Price

                                  Robert Price
                                  President and Chief Financial Officer