Form 10-K405
period 1996-12-31
PRICE COMMUNICATIONS CORP
filed 1997-03-05
CIK 355787

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

For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ________ to ________

Commission file number 1-8309.

                        PRICE COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

         New York                                              13-2991700
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

45 Rockefeller Plaza, New York, New York                          10020
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            (212)  757-5600

Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of each exchange
         Title of each class                           on which registered
         -------------------                           -------------------

Common Stock, par value $.01 per share                 American Stock Exchange
                                                       Boston Stock Exchange
Securities registered pursuant to Section 12 (g)       Chicago Stock Exchange
of the Act:       None.                                Pacific Stock Exchange


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under its Plan of Reorganization as confirmed by the court.

Yes  X     No
   -----      -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

         Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the American Stock Exchange ("AMEX") on February 21, 1997 ($9 as reported in the Wall Street Journal): approximately $39.7 million.

         The number of shares outstanding of the Company's common stock as of February 19, 1997 was 7,207,114.

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

         On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliates, KJAC-TV, Beaumont/Port Arthur , Texas; KFDX-TV, Wichita Falls, Texas/Lawton, Oklahoma and KSNF-TV, Joplin, Missouri/Pittsburg, Kansas for approximately $40.7 million in cash. The stations were sold to US Broadcast Group, a newly organized acquirer of television properties. The Company recognized a pre-tax gain of approximately $29.9 million from this transaction.

         Prior to 1995, the Company had written off its investment in Fairmont Communications Corporation ("Fairmont"), with the result that the Company's carrying value in such investment was zero. During 1994, the Company entered into a settlement agreement with the various parties to the Fairmont bankruptcy proceedings although the exact amount was uncertain until 1995. The Company received during 1995 and 1996 cash payments totaling approximately $7.9 million and $62.5 thousand respectively, as a result of sales of properties by Fairmont.

         The Company has significant liquid assets on hand to invest in communications properties and possibly in other companies that its Board of Directors decides to be in the best interests of its shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." In that connection, during December, 1995, the Company invested approximately $8.4 million in warrants to acquire approximately 1.8 million shares of Class B Common Stock of PriCellular Corporation ("PriCellular"), a publicly held cellular telephone company of which Mr. Price is President.

         During 1996, the Company purchased a total of 1,726,250 shares of PriCellular Class A Common Stock for approximately $13.1 million. The Company's Board of Directors will continue to investigate investments for the Company that it believes provide opportunities for significant returns to shareholders, including possible additional investments in PriCellular.

         Due to the developments described above, the Company's historical results of operation should not be regarded as indicative of its future results.

ACQUISITION STRATEGY

         The Company has significant funds available for acquisition and investment purposes. See "Business - Recent Developments." The Company continues to actively review potential acquisitions and investments. Among the possible acquisitions or investments which may be considered by the Company are: (i) subject to the availability of such properties at prices deemed prudent by the Company, making acquisitions of radio and television properties; (ii) exploring related media activities, such as newspapers, outdoor advertising companies and publishing enterprises; (iii) investing funds in media and media related securities; (iv) making additional investments in PriCellular Corporation either through the purchase of PriCellular securities or a business combination with PriCellular; and (v) other acquisition and investment opportunities which may present themselves from time to time.

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

EMPLOYEES

         As of December 31, 1996, the Company employed 4 full time persons at its corporate headquarters in New York.

ITEM 2.  PROPERTIES.

         The Company leases office space for its headquarters in New York City. (See Note 15 of the Notes to Consolidated Financial Statements for information on minimum lease payments of the Company and its subsidiaries for the next five years.)

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

a)       Market for Common Stock

         The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the AMEX as adjusted to reflect its April, 1995 5 for 4 stock split, and rounded to the nearest eighth for each of the four quarters of 1996 and 1995, as reported by the AMEX was:

                              1996                       1995
                      ---------------------       --------------------
         Quarter      High           Low          High           Low
         -------      ----           ---          ----           ---
         First        8-5/8         7-15/16       6-1/4         4-7/8

         Second       9-3/16        7-7/8         7-11/16       5-5/16

         Third        8-3/8         7-1/4         9             6-7/8

         Fourth       7-15/16       6-7/8         8-3/4         7-1/2

The high and low last sale prices for the Company's Common Stock on the AMEX for February 21, 1997 as reported by the AMEX were $9 and $81/2, respectively. The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B".

b)       Holders

         On January 31, 1997, there were approximately 410 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 1,700 persons.

c)       Dividends

         The Company, to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances. It is not anticipated that dividends will be paid on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain selected consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 1996, derived from audited consolidated financial statements of the Company and Notes thereto. On December 30, 1992, the Company's consensual Plan of Reorganization became effective. A vertical black line has been placed to separate pre-organization consolidated operating statement items from the post-reorganization consolidated operating statement items since they are not prepared on a comparable basis.

                     CONSOLIDATED OPERATING STATEMENT ITEMS
                                 (in thousands)

                                                                         Year Ended December 31 (2)
                                                     -------------------------------------------------------------------------------
                                                                                                                         Predecessor
                                                                            Reorganized Company                             Company
                                                     -------------------------------------------------------------------------------
                                                        1996             1995               1994(1)         1993             1992
                                                        ----             ----               ------          ----             ----
Net Revenue                                          $   2,962        $  29,155          $  24,039       $  22,790        $  53,957
Operating Expenses                                       2,233           16,685             14,962          16,335           39,567
Corporate Expenses                                       2,373            2,687              4,475           3,649            4,973
Other (Income) Expense- Net                            (98,372)          (7,280)           (16,245)            539              (35)
Interest Expense                                           216            2,099                813           1,485           17,768
Amortization of Debt Discount and
  Deferred Debt Expense                                   --                460                646             766            1,004
Depreciation and Amortization                              467            3,459              3,312           2,343            4,873
Unrealized Noncash (Recovery)
  Loss on Marketable Securities (3)                        794              166               --               146             (146)
Share of Loss of Partially
  Owned Companies                                         --               --                 --             1,118            2,934
                                                     ---------        ---------          ---------       ---------        ---------
Income (Loss) Before Reorganization
  Items, Income Taxes, and Extraordinary Items          95,250           10,879             16,076          (3,591)         (16,981)
Reorganization Items                                      --               --                 --              --             (5,983)
                                                     ---------        ---------          ---------       ---------        ---------
Income (Loss) Before Income Taxes and
  Extraordinary Items                                   95,250           10,879             16,076          (3,591)         (22,964)
Income Tax (Expense) Benefits                          (24,583)             247             (1,652)           (124)            (499)
                                                     ---------        ---------          ---------       ---------        ---------
Income (Loss) Before Extraordinary Items                70,667           11,126             14,424          (3,715)         (23,463)
Extraordinary Items (Net of Income Taxes):
Gain on Early Extinguishments of Debt                     --               --                 --             2,010             --
Gain on Forgiveness of Debt and Partial
  Sale of Subsidiary                                      --               --                 --              --            312,678
                                                     ---------        ---------          ---------       ---------        ---------
Net Income (Loss)                                    $  70,667        $  11,126          $  14,424       $  (1,705)       $ 289,215
                                                     =========        =========          =========       =========        =========
Per Share Amounts (4):
Income (Loss) Before Extraordinary Items             $    7.45        $    1.06          $    1.15       $   (0.25)
Extraordinary Items                                       --            --                    --              0.14
                                                     ---------        ---------          ---------       ---------
Net Income (Loss)                                    $    7.45        $    1.06          $    1.15       $   (0.11)
                                                     =========        =========          =========       =========


(1) Reflects results of operations of WHTM-TV since its acquisition during September 1994 through December 1994 and the results of the properties disposed of through their respective dates of sale. See notes to 3 and 4 to Consolidated Financial Statements.

(2) Due to the dispositions discussed under "Business-Recent Developments," the acquisition and dispositions during 1994, the borrowings incurred to effect such acquisition, the consummation of the Plan of Reorganization and the adoption of Fresh Start Reporting, the Company's historical results should not be regarded as indicative of its future results.

(3)      See Note 2 of Notes to Consolidated Financial Statements.

(4) Per share amounts for the Predecessor Company are neither comparable nor meaningful due to the forgiveness of debt, partial sale of subsidiary, issuance of new common stock and adoption of Fresh Start Reporting. All per share amounts prior to 1995 have been restated to reflect the April, 1995 5 for 4 stock split.

                        CONSOLIDATED BALANCE SHEET ITEMS
                         (in thousands, including notes)

                                                 As of December 31
                               ----------------------------------------------------
                                 1996       1995       1994       1993        1992
                                 ----       ----       ----       ----        ----
Total Current Assets           $ 96,605   $ 10,047   $  9,093   $  8,925   $ 28,494
Total Assets                    115,888     95,985     90,852     37,272     74,327
Total Current Liabilities(1)      7,109     36,309      9,076      3,292     11,373
Long-Term Debt (2)                 --         --       21,310      3,200     22,100
Sharehodlers' Equity            108,779     40,876     39,079     30,705     40,646

(1) Includes $28,000 of a note payable to Bank of Montreal which was repaid upon the sale of three television stations on February 2, 1996. See "Business-Recent Developments."

(2) Net of unamortized original issue discount of $8,705 as of December 31, 1992.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

         The Company reorganized and emerged from bankruptcy proceedings on December 30, 1992 and adopted Fresh Start Reporting in accordance with the guidelines established by the American Institute of Certified Public Accountants in Statement of Position 90-7. Under Fresh Start Reporting, assets and liabilities were recorded at their estimated fair market value and the historical deficit was eliminated.

         Due to the acquisition and dispositions discussed under "Business-General" and "Recent Developments," the borrowings incurred to effect the acquisition, the retirement of the Company's Secured Notes, the consummation of the Plan of Reorganization and adoption of Fresh Start Accounting, the Company's historical results of operations should not be regarded as indicative of its future results. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS- GENERAL

         The comparability of results for future periods will be affected by dispositions during 1996, (see Notes 3 and 4 of Notes to Consolidated Financial Statements) and by the nature and timing of any future acquisitions or dispositions. The Company currently has disposed of all of its operating properties. Consequently, the Company will have no operating revenues and the Company's future revenues will be derived from the investment of its funds and from operating businesses which may be acquired by the Company. Future acquisitions could substantially increase the Company's operating expenses, depreciation and amortization charges and, if additional financing is required, interest expense, as well as increasing revenues. For these reasons, the results of the Company's historical operations may not be comparable from period to period or indicative of results in the future.

1996 COMPARED TO 1995

         The Company's net revenue, operating expenses, depreciation and amortization, and interest expense for the year ended December 31, 1996 are not comparable to the year ended December 31, 1995 due to the disposition of all the Company's television properties during the first quarter of 1996 and the subsequent retirement of all the Company's long-term debt. During 1996, revenue decreased to only $3.5 million from $34.4 million while for the same periods operating expenses decreased to $2.2 million from approximately $16.7 million. Interest expense and depreciation and amortization expense decreased to $217,000 and $470,000 from $2.1 million and $3.5 million, respectively. All of the above-mentioned items decreased as a result of the sales of all the Company's operating properties. The sale of such properties resulted in approximately a $95.0 million pretax gain which was the primary reason for the Company's net income of $70.7 million for the year ended December 31, 1996 compared to $11.1 million in 1995.

         The Company had net income per share of $7.45 as opposed to $1.06 for the year ended December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $83.4 million in cash and cash equivalents and net working capital of $89.8 million at December 31, 1996.

         If the Company's acquisition strategy (see "Business- Acquisition Strategy") is successful the Company may require substantial capital to finance it. The Company has significant liquid assets on hand for such purposes. Additionally, the Company may use a variety of sources including the proceeds of debt sold to the public, additional borrowings from banks and other institutional leaders, seller financing, convertible preferred stock and common stock issued at the parent company or subsidiary level. There can be no assurance that the Company will be successful in obtaining funds from those sources.

         The Company's sources of funds to serve its debt and meet its other obligations historically have been provided by its liquid assets, cash flow from its operating and investment activities, proceeds from the sale of properties and proceeds from loans and financings.

         In March, 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 1.3 million shares of its Common Stock in addition to previous authorizations. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions. During the year ended December 31, 1996, the Company repurchased approximately 644,000 shares pursuant to that authorization.

         During the months of January and February, 1997, the Company repurchased approximately 1.9 million shares for a total of approximately $18.1 million, including a block of approximately 1,000,000 shares from an institutional investor in a private transaction for approximately $10.6 million. During February, 1997, the Company's Board of Directors authorized the purchase of up to 2 million additional shares of the Company's Common Stock in addition to previous purchases.

ITEM 8.  Financial Statements and Supplementary Data

         Price Communications Corporation and Subsidiaries Consolidated Financial Statements are set forth on the following pages of this Part II.

                                 --------------
                          INDEX TO FINANCIAL STATEMENTS
                                 --------------

                   PRICE COMMUNICATIONS CORPORATION SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Reports                                             F-1

Consolidated Balance Sheets at December 31, 1996
         and 1995                                             F-3

Consolidated Statements of Operations for
         Years ended December 31, 1996, 1995
         and 1994                                             F-4

Consolidated Statements of Cash Flows for
         Years ended December 31, 1996, 1995
         and 1994                                             F-5

Consolidated Statements of Shareholders'
         Equity for Years ended
         December 31, 1996, 1995 and 1994                     F-6

Notes to Consolidated Financial Statements                    F-7

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                  Schedule 1- Condensed Financial
                  Information of Registrant-as
                  of December 31, 1996 and for the
                  years ended December 31, 1995 and 1994      F-19

                  Schedule II- Valuation and Qualifications
                  Accounts , for the years ended December
                  31, 1996, 1995 and 1994                     F-22

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Price Communications Corporation:

We have audited the accompanying consolidated balance sheets of Price Communications Corporation and subsidiaries (a New York corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are presented for purposes of complying with the Securities and Exchange Commissions rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

New York, New York
February 24, 1997

[KPMG Peat Marwick LLP Letterhead]


                          Independent Auditors' Report

The Board of Directors and Shareholders
Price Communications Corporation:

We have audited the accompanying consolidated statements of operations, cash flows, and shareholders' equity of Price Communications Corporation and subsidiaries for the year ended December 31, 1994. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedules as listed in Part IV, Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Price Communications Corporation and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG Peat Marwick LLP
                                                         KPMG Peat Marwick LLP

New York, New York
January 20, 1995

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995







                           ASSETS                                     1996               1995
                                                                  ------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents                                     $ 83,356,748       $  1,206,557
    Investment  securities (Note 2):
          Trading securities                                         4,045,628            237,975
          Available-for-sale securities                              8,694,966               --
    Accounts receivable, net of allowance for doubtful
       accounts of $473,579 in 1996 and $294,554 in 1995               488,882          6,096,446
    Film broadcast rights                                                 --            1,764,468
    Prepaid expenses and other current assets                           18,672            741,307
                                                                  ------------       ------------
                 Total current assets                               96,604,896         10,046,753
                                                                  ------------       ------------

PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
    DEPRECIATION (Note 7)                                              159,000         11,308,808

BROADCAST LICENSES AND OTHER INTANGIBLES, less accumulated
    amortization of $2,559,354 in 1995 (Note 2)                           --           65,434,705

FILM BROADCAST RIGHTS                                                     --              231,225

LONG-TERM INVESTMENTS (Note 6)                                      18,204,429          8,350,000

DEFERRED TAX ASSET (Note 10)                                           350,000               --

NOTES RECEIVABLE (Note 5)                                              540,000            540,000


OTHER ASSETS                                                            29,500             73,907
                                                                  ------------       ------------
                 Total assets                                      115,887,825       $ 95,985,398
                                                                  ============       ============



          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         $  2,755,497       $  3,197,471
    Accrued interest                                                      --              510,119
    Current portion of long-term debt (Note 9)                            --           28,000,000
    Deferred tax liability (Note 10)                                 1,042,862               --
    Other current liabilities (Note 8)                               3,310,774          4,601,409
                                                                  ------------       ------------
                 Total current liabilities                           7,109,133         36,308,999
                                                                  ------------       ------------

DEFERRED TAX EFFECT OF BASIS DIFFERENCE ARISING ON
    ACQUISITION (Note 10)                                                 --           17,971,028

OTHER LIABILITIES (Note 8)                                                --              829,689

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY (Notes 13 and 14):
    Preferred Stock, par value $.01 per share;
       authorized 20,000,000, no shares outstanding                       --                 --
    Common Stock, par value $.01 per share; authorized
       40,000,000 shares; outstanding 9,038,808 shares
       in 1996 and 9,579,842 shares in 1995                             90,388             95,798
    Additional paid-in capital                                      12,240,133         16,935,009
    Unrealized gain on marketable equity securities, net
       of tax effect (Note 2)                                        1,936,743               --
    Retained earnings                                               94,511,428         23,844,875
                                                                  ------------       ------------
                 Total shareholders' equity                        108,778,692         40,875,682
                                                                  ------------       ------------
                 Total liabilities and shareholders' equity       $115,887,825       $ 95,985,398
                                                                  ============       ============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                   1996                1995                1994
                                                              ------------        ------------        ------------

Revenue                                                       $  3,491,441        $ 34,377,543        $ 28,053,341

Agency and representatives' commissions                            529,577           5,222,273           4,014,209
                                                              ------------        ------------        ------------
                 Net revenue                                     2,961,864          29,155,270          24,039,132
                                                              ------------        ------------        ------------

Operating expenses                                               2,233,347          16,684,608          14,961,399

Corporate expenses                                               2,373,045           2,687,064           4,474,787

Other income, net (Notes 4, 5 and 11)                          (98,372,359)         (7,280,215)        (16,244,568)

Interest expense                                                   216,389           2,099,365             813,493

Amortization of debt discount and deferred debt expense                --              460,000             645,835

Depreciation and amortization                                      467,413           3,459,320           3,312,049

Realized loss on marketable securities, net                        793,641             166,211                --
                                                              ------------        ------------        ------------

Income before income taxes                                      95,250,388          10,878,917          16,076,137

Income tax (expense) benefit (Note 10)                         (24,583,835)            247,000          (1,652,588)
                                                              ------------        ------------        ------------

                 Net income                                   $ 70,666,553        $ 11,125,917        $ 14,423,549
                                                              ============        ============        ============

Net income per share (Note 2)                                 $       7.45        $       1.06        $       1.15
                                                              ============        ============        ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                      1996             1995             1994
                                                                                 -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  70,666,553    $  11,125,917    $  14,423,549
                                                                                 -------------    -------------    -------------
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
       Items not affecting cash-
          Amortization of debt discount and deferred debt expense                         --            100,000          645,835
          Depreciation and amortization                                                467,413        3,459,320        3,312,049
          Loss on disposition of equipment                                                --               --             47,529
          Loss on mark-down of long-term investment, net of tax effect                 650,000             --               --
       Change in assets and liabilities, net of effects of reorganization-
          Decrease (increase) in net accounts receivable                             3,191,494       (1,022,996)         307,979
          Decrease in prepaid expenses and other assets                                392,243           83,180        1,581,117
          Decrease in film broadcast rights                                            333,800        1,862,277          536,910
          Decrease in goodwill                                                            --            295,477             --
          (Decrease) increase in accounts payable and accrued expenses                (936,802)        (405,263)       1,563,455
          (Decrease) increase in accrued interest payable, net of forgiveness         (510,119)         510,119       (1,023,932)
          Increase (decrease) in other liabilities                                     402,825       (2,267,942)       1,013,375
       Reclassification of transactions to investing and financing activities-
          Gain on sale of properties, net                                          (94,998,417)            --        (17,219,231)
          Loss on purchase of common stock                                                --          1,185,662             --
          Gain on sale of trading securities                                        (2,121,897)            --               --
          Loss on sale of trading securities                                         2,915,538          166,211             --
          Purchase of trading securities, net                                       (4,601,295)            --               --
          (Recovery) reserve on notes receivable, net                                     --         (7,884,884)         737,500
                                                                                 -------------    -------------    -------------
                 Total adjustments                                                 (94,815,217)      (3,918,839)      (8,497,414)
                                                                                 -------------    -------------    -------------
                 Net cash (used in) provided by operating activities               (24,148,664)       7,207,078        5,926,135
                                                                                 -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of businesses and equipment, net of cash retained                         155,706,330             --         32,451,283
    Investment in businesses, net of cash acquired                                        --               --        (50,270,793)
    Capital expenditures                                                              (137,399)      (1,469,505)        (751,965)
    Purchase of available-for-sale securities and long-term investments            (16,569,790)     (10,567,300)            --
    Proceeds from sale of marketable securities                                           --          1,813,115             --
    Proceeds from (disbursements of) notes receivable, net                                --          8,202,384         (390,000)
                                                                                 -------------    -------------    -------------
                 Net cash provided by (used in) investing activities               138,999,141       (2,021,306)     (18,961,475)
                                                                                 -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings                                                                 --          1,000,000             --
    Payment of short-term borrowings                                                      --         (1,000,000)            --
    Repurchases and payments of long-term debt                                     (28,000,000)            --               --
    Payment of line of credit origination fee                                             --           (100,000)        (475,000)
    Borrowings under line of credit agreements                                            --          6,360,000       45,000,000
    Repayments under line of credit agreements                                            --           (860,000)     (25,700,000)
    Repurchase of Company common stock                                              (5,102,742)     (10,659,200)      (6,271,064)
    Stock options exercised                                                            402,456          143,975          222,312
                                                                                 -------------    -------------    -------------
                 Net cash (used in) provided by financing activities               (32,700,286)      (5,115,225)      12,776,248
                                                                                 -------------    -------------    -------------
                 Net increase (decrease) in cash and cash equivalents               82,150,191           70,547         (259,092)
CASH AND CASH EQUIVALENTS, beginning of year                                         1,206,557        1,136,010        1,395,102
                                                                                 -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of year                                           $  83,356,748    $   1,206,557    $   1,136,010
                                                                                 =============    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                     Common Stock
                                               ------------------------
                                                                                         Unrealized gain
                                                                                         on Marketable
                                                                                             Equity
                                                                             Additional    Securities,
                                                 Number                       Paid-in        Net of      Retained
                                                of Shares       Value         Capital      Tax Effect    Earnings          Total
                                                ---------       -----         -------      ----------    --------          -----
BALANCE, December 31, 1993                      12,354,646    $ 123,546    $ 32,285,576   $     --     $ (1,704,591)  $  30,704,531

     Net Income                                       --           --              --           --       14,423,549      14,423,549

     Purchase and retirement of common stock    (1,245,115)     (12,451)     (6,258,613)        --             --        (6,271,064)

     Stock options exercised                       104,079        1,041         221,271         --             --           222,312
                                               -----------    ---------    ------------   ----------   ------------   -------------

BALANCE, December 31, 1994                      11,213,610      112,136      26,248,234         --       12,718,958      39,079,328

     Net income                                       --           --              --           --       11,125,917      11,125,917

     Purchase and retirement of common stock    (1,691,028)     (16,910)     (9,456,628)        --             --        (9,473,538)

     Stock options exercised                        57,260          572         143,403         --             --           143,975
                                               -----------    ---------    ------------   ----------   ------------   -------------

BALANCE, December 31, 1995                       9,579,842       95,798      16,935,009         --       23,844,875      40,875,682

     Net Income                                       --           --              --           --       70,666,553      70,666,553

     Unrealized gain on marketable equity
        securities, net of tax effect                 --           --              --      1,936,743           --         1,936,743

     Purchase and retirement of common stock      (643,700)      (6,437)     (5,096,305)        --             --        (5,102,742)

     Stock options exercised                       102,666        1,027         401,429         --             --           402,456
                                               -----------    ---------    ------------   ----------   ------------   -------------

BALANCE, December 31, 1996                       9,038,808    $  90,388    $ 12,240,133   $1,936,743   $ 94,511,428   $ 108,778,692
                                               ===========    =========    ============   ==========   ============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


1.  OPERATIONS

Price Communications Corporation ("Price" or the "Company") is a nationwide communications company. Until consummation of their sale in March and February 1996, the Company owned an ABC affiliate, WHTM-TV (which was acquired by the Company during 1994) (See Note 3), serving Harrisburg/Lancaster/Lebanon/York, Pennsylvania; and three NBC affiliated television stations, KSNF-TV, serving Joplin, Missouri/Pittsburg, Kansas; KJAC-TV, serving Beaumont/Port Arthur, Texas; and KFDX-TV, serving Wichita Falls, Texas/Lawton, Oklahoma (see Note 4), respectively. Prior to 1995 the Company owned a number of television, radio, newspaper and other media and related properties which were disposed of pursuant to the Company's long-standing policy of buying and selling media properties at times deemed advantageous by the Company's Board of Directors. The Company intends to continue to investigate and pursue potential media and other acquisitions such as television and radio properties and, possibly, outdoor advertising and newspaper properties.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Price and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior year amounts have been reclassified to conform with current year presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including Treasury bills, purchased with maturities of three months or less at the time of purchase to be cash equivalents.

Investment Securities

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective January 1, 1994. At December 31, 1996, the Company's Investment Securities were in marketable equity securities, and classified as "Trading Securities" as well as "Available-for-Sale Securities" under the provisions of SFAS No. 115. At December 31, 1995, the Company's Investment Securities were in marketable equity securities and classified as Trading Securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as a separate component of shareholders' equity. Net unrealized holding gains and losses for Trading Securities are included in net income.

Trading Securities are carried at fair value which approximates cost. Available-for-Sale Securities are shown at fair value, which is based on quoted market prices for these investments.

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

Broadcast Licenses and Other Intangibles

Excess of purchase price over the fair value of net assets acquired includes FCC licenses, station call letters, and goodwill. These assets are integral determinants of a communications property's economic value and have long and productive lives. The Company amortized such assets over a 40-year life commencing from the original date of acquisition.

Deferred expenses associated with debt instruments were amortized under the straight-line method over the respective life of such debt instruments. Debt discounts were amortized using the effective interest method.

Film Broadcast Rights

The cost of film broadcast rights is stated at the lower of cost or estimated net realizable value. The total cost of the rights is recorded as an asset and a liability when the program becomes available for broadcast. The cost of film broadcast rights is charged to operations on the basis of the estimated number of showings or, if unlimited showings are permitted, over the terms of the broadcast license agreements. The current portion of film broadcast rights represent those rights that will be amortized in the succeeding year. Amortization of film broadcast rights included in operating expenses amounted to approximately $333,800, $1,831,300, and $1,077,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Revenue Recognition

Advertising revenue is recognized as income when the advertisements are broadcast.

Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense when received or used.

Credit Risk

The Company provides an allowance for doubtful accounts based on reviews of its customers' accounts. Included in operating expenses is bad debt expense of approximately $179,000, $84,000, and $319,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Per Share Data

Net income per share is based on net income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which were approximately 9.5, 10.4, and 12.4 million shares for 1996, 1995, and 1994, respectively. All presentations of shares outstanding and amounts for 1995 and 1994 have been restated to reflect the five-for-four common stock split in April, 1995 (Note 13).

Fair Market Value of Stock Options

During 1996, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") became effective. SFAS 123 requires all companies to change what they disclose about their employee stock-based compensation plans. This statement requires that companies either (1) record, as compensation expense, the fair market value, as defined, of stock options issued to employees, or (2) if the company elects to not record the fair market value of stock options granted as compensation expense, to disclose the pro forma impact on net income and earnings per share as if such compensation expense was recorded. The Company has elected to adopt the disclosure requirements.

The impact of adopting these disclosure requirements was immaterial to the Company in 1995 and 1996.

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

3.  ACQUISITION OF WHTM-TV

On September 16, 1994, the Company acquired all of the outstanding shares of the corporation which owns all of the assets of WHTM-TV, the ABC affiliate serving the Harrisburg-York-Lancaster-Lebanon, Pennsylvania television market for approximately $47 million plus a working capital adjustment of approximately $4 million. The acquisition was accounted for under the purchase method, and accordingly, the operating results of WHTM-TV have been included in the consolidated operating results since the date of acquisition. Funds for the acquisition were provided by cash on hand and a credit facility from the Bank of Montreal ("BMO") of $45 million (Note 9), which was reduced to $22.5 million upon the sale of the Company's radio properties in West Palm Beach during October of 1994 (Note 4). The acquisition resulted in intangible assets, primarily broadcast licenses of approximately $44.2 million and goodwill of approximately $18.6 million, both of which were being amortized over a forty year period.

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

In May 1994, the Company sold all of the stock of Eimar Realty Corporation, its then wholly owned subsidiary, which held a building in Nashville, Tennessee, to TLM Corporation, a former subsidiary of the Company. The purchase price was $815,000 including a note from the purchaser of $540,000 (Note 5). The Company's pretax gain on the transaction was deminimis.

In October 1994, the Company sold substantially all of the assets, together with certain liabilities of radio stations WBZT-AM and WIRK-FM, West Palm Beach, Florida, for approximately $23 million in cash. The Company realized a pretax gain of approximately $13.5 million on this transaction. The net proceeds were used to retire $22.5 million under the BMO credit facility (Note 9).

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

On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliates, for approximately $40.7 million in cash. Of the sale proceeds, approximately $28.7 million was used to repay the principal and interest due under the BMO term loan agreement. The Company recognized a pre-tax gain of approximately $29.4 million.

On March 1, 1996, the Company sold substantially all of the assets except cash and accounts receivable, together with certain liabilities of WHTM-TV, its ABC affiliate serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania, television market, for $115 million in cash to Allbritton Communications Company. The Company recognized a pre-tax gain of approximately $65.6 million.

The gains and losses on the dispositions outlined above have been included in other (income) expense, net on the Company's statement of operations.

5.  NOTES RECEIVABLE

Investments in notes receivable include the following:

During 1996, the Company loaned $1,000,000 to the Hamilton Group LLC ("Hamilton") in the form of a Promissory Note bearing interest at the rate of 6% and payable on December 31, 1999. The maturity date is extendible at the Maker's option until December 31, 2001. A Director of the Company is a participant in Hamilton.

In 1995 the Company received a $655,000 payment on a note receivable originating from the sale of its outdoor advertising business in 1994. During 1994, the Company set up a reserve of $337,500 against this note receivable. Since this note receivable was collected in full, the previously established reserve was reversed and treated as income and included in other (income) expense, net on the Company's consolidated statement of operations.

During 1994, in connection with the sale of Eimar Realty Corporation, the Company received a note from the buyer, TLM Corporation (a former subsidiary of the Company) (Note 4), in the amount of $540,000. The note bears interest at the rate of 5% per annum, payable quarterly, with principal payable on May 20, 1998.

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

During 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Chapter 11 Plan of Reorganization (the "Fairmont Plan") for Fairmont and its subsidiaries. Essentially, the Fairmont Plan provided for the orderly liquidation of the assets of Fairmont and its subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. In 1996 and 1995, the Company received net cash payments totaling approximately $62.5 thousand and $7.9 million from the proceeds of the liquidation of Fairmont, respectively. This amount has been treated as income and included in other (income) expense, net on the Company's consolidated statement of operations.

6.  INVESTMENT IN PARTIALLY OWNED COMPANIES

On December 21, 1995, the Company acquired warrants for $8,350,000 to purchase 1,819,610 shares of PriCellular Corporation's ("PriCellular") Class B Common Stock. The exercise price at December 31, 1996 was approximately $4.77 per share of Class B Common Stock, and escalates over the next three years to $6.29. During 1996, the Company purchased 1,726,250 shares of PriCellular Class A Common Stock for approximately $13.1 million.

The President of PriCellular is the President of the Company.

7.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                 December 31
                                                      --------------------------------
                                                          1996                1995
                                                      ------------        ------------

Land                                                  $       --          $    685,000
Buildings                                                     --             2,403,409
Broadcasting equipment                                        --            10,783,560
Leasehold improvements                                     257,236             119,836
Furniture and fixtures                                        --               551,332
Transportation equipment                                      --               596,829
                                                      ------------        ------------
                                                           257,236          15,139,966
Less- Accumulated depreciation and amortization            (98,236)         (3,831,158)
                                                      ------------        ------------

Net property and equipment                            $    159,000        $ 11,308,808
                                                      ============        ============


8.  OTHER LIABILITIES

Other liabilities consist of:

                                                  December 31
                                         ---------------------------
                                            1996             1995
                                         ----------       ----------

Liability for broadcast rights           $     --         $2,722,343
Income and franchise taxes payable        3,310,774        1,461,995
Other                                          --          1,246,760
                                         ----------       ----------
                                          3,310,774        5,431,098
Less- Amounts due currently               3,310,774        4,601,409
                                         ----------       ----------
                                         $     --         $  829,689
                                         ==========       ==========

9.   LONG-TERM DEBT

Long-term debt consists of the following notes payable by wholly-owned subsidiaries of the Company at December 31, 1995:

                                                                               1995
                                                                           -----------
Atlantic Broadcasting Corporation, Federal Broadcasting Corporation,
    Southeast Texas Broadcasting Corporation and Tri-State
    Broadcasting Corporation:
       Note payable to BMO under term loan agreement                       $28,000,000
                                                                           -----------
                 Total debt                                                 28,000,000
Less- Amount due currently                                                  28,000,000
                                                                           -----------
                 Total long-term debt                                      $      --
                                                                           ===========

On December 12, 1995, the Company entered into an amended line of credit agreement ("Credit Agreement") with The Bank of Montreal ("BMO"). The Credit Agreement created a line of credit for $28 million. Borrowings under the Credit Agreement were subject to base interest at the BMO base rate, as defined, plus a maximum of .75% and were secured by the assets of the subsidiaries. Additionally, there was a commitment fee of .5% on the unused portion of the Credit Agreement. On December 31, 1995, the effective interest rate was 8.5%.

On February 2, 1996, the Company sold its three NBC affiliates and used a portion of the proceeds to pay $28 million plus interest to BMO to terminate the Credit Agreement.

10.  INCOME TAXES

Provision (benefit) for income taxes is approximately:

                                                       Year Ended December 31
                                       ----------------------------------------------------
                                           1996                1995                1994
                                       ------------        ------------        ------------

         Current:
             Federal                   $ 13,673,000        $       --          $    300,000
             State and local             10,219,000             447,000           1,489,000
                                       ------------        ------------        ------------
                                         23,892,000             447,000           1,789,000
                                       ------------        ------------        ------------

         Deferred:
             Federal                        692,000            (560,000)            (97,000)
             State and local                   --              (134,000)            (39,000)
                                       ------------        ------------        ------------
                                            692,000            (694,000)           (136,000)
                                                           ------------        ------------
         Tax provision (benefit)       $ 24,584,000        $   (247,000)       $  1,653,000
                                       ============        ============        ============

For the years ended December 31, 1996 and 1995, the provision for income taxes differs from the amount computed by applying the federal income tax rate (35%) because of the effect of the following items:

                                                                    Year Ended December 31
                                                     ----------------------------------------------------
                                                         1996                1995                1994
                                                     ------------        ------------        ------------
Tax at federal income tax rate                       $ 33,338,000        $  3,808,000        $  5,627,000
State taxes, net of federal income tax benefit          7,487,000             291,000             942,000
Benefits of utilization of operating loss
    carryforwards                                     (33,729,000)         (4,975,000)         (5,120,000)
Amortization of goodwill and other
    intangibles                                           117,000             217,000             309,000
Basis difference and Goodwill on sold
    Properties                                         17,088,000                --                  --
Other                                                     283,000             412,000            (105,000)
                                                     ------------        ------------        ------------
                                                     $ 24,584,000        $   (247,000)       $  1,653,000
                                                     ============        ============        ============

The Company had, as of December 31, 1996 and 1995, deferred tax assets of $516,000 and $34,295,000 which were subject to a valuation allowance of approximately $166,000 and $31,925,000, respectively. The allowance has been recognized to offset the related tax asset due to the uncertainty of the realization of benefit of such amount. These deferred tax assets and liabilities consist of the following:

                                                                                        December 31
                                                                                -----------------------------
                                                                                   1996              1995
                                                                                -----------       -----------
       Deferred tax assets:
           Accounts receivable, principally due to allowance for doubtful
              accounts                                                          $   166,000       $   100,000
           Notes from and investment in partially owned companies                                        --
           Minimum tax credit carryforward                                             --             642,000
           Capital loss carryforwards                                                  --          10,681,000
           Net operating loss carryforwards                                            --          22,406,000
           Investment tax credit carryforwards                                         --             100,000
           Notes receivable, principally due to reserves                               --             136,000
           Reserve on long-term investments                                         350,000              --
           Other                                                                       --             230,000
                                                                                -----------       -----------
                                                                                    516,000        34,295,000
       Deferred tax liabilities:                                                -----------       -----------
           Unrealized gain on available-for-sale securities times the
              estimated tax rate of 35%                                           1,043,000              --
           Property and equipment, principally due to differences in
              depreciation and the effect of Fresh Start Reporting                     --           2,370,000
           Intangible asset FCC license                                                --          17,971,000
                                                                                -----------       -----------
                                                                                $ 1,043,000       $20,341,000
                                                                                ===========       ===========

11.  OTHER INCOME, NET

Other income, net, consists of:

                                                                              Year Ended December 31
                                                                ----------------------------------------------------

                                                                    1996                1995                1994
                                                                ------------        ------------        ------------
       Gains on sales of properties, net                        $(94,998,417)       $       --          $(17,219,231)
       Interest income                                            (4,583,297)               --              (201,896)
       Loss on disposition of equipment                                 --                  --                47,529
       (Recovery) reserve for losses on notes receivable,
           net (Note 5)                                              (62,500)         (7,884,884)            737,500
       Loss on write-down of long-term investment                  1,000,000                --                  --
       Loss on purchase of common stock (Note 13)                       --             1,185,662                --
       Other, net                                                    271,855            (580,993)            391,530
                                                                ------------        ------------        ------------
                                                                $(98,372,359)       $ (7,280,215)       $(16,244,568)
                                                                ============        ============        ============

12.  SEGMENT DATA

The Company's business operations were previously classified into two segments:
Television and Radio Broadcasting and Other. The Company sold its radio stations and outdoor advertising business during 1994 and accordingly operated in only one segment in 1996 and 1995. The segment data for 1994 is as follows:

                                                     Year Ended December 31, 1994
                                    -------------------------------------------------------------------
                                            Broadcasting
                                    -----------------------------
                                    Television           Radio             Other           Consolidated
                                    -----------       -----------       -----------        ------------
Net revenue                         $16,756,288       $ 7,233,424       $    49,420        $24,039,132
Operating expenses                    9,651,752         5,250,629            59,018         14,961,399
Depreciation and amortization         2,464,785           577,430           269,834          3,312,049
                                    -----------       -----------       -----------        -----------
Operating income (loss)*            $ 4,639,751       $ 1,405,365       $  (279,432)       $ 5,765,684
                                    ===========       ===========       ===========        ===========

*Operating income (loss) is before corporate expenses, other income-net, interest expense, amortization of debt discount and deferred debt expense, share of loss of partially owned companies, reorganization items, income taxes and extraordinary items.

13.  SHAREHOLDERS' EQUITY

The Company currently has outstanding warrants on its common stock exercisable for approximately 124,000 shares at an exercise price of $4.23 per share during the five-year period ending September 30, 1998.

In October 1994, the Company's Board of Directors enacted a Stockholders' Rights Plan (the "Plan") designed to protect the interests of the Company's shareholders in the event of a potential takeover for a price which does not reflect the Company's full value or which is conducted in a manner or on terms not approved by the Board as being in the best interests of the Company and its shareholders. The Board has declared a dividend distribution of One Common Stock Purchase Right on each outstanding share of Common Stock of the Company. The Rights provide, in substance, that should any person or group acquire 20% or more of the Company's Common Stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of Price Communications Corporation common shares for 50% of their then current market value. In addition, the Rights may be exercised at the holders option, at a purchase price of $22.50 per share at any time prior to the termination of the Plan. Unless a 20% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the Plan.

On February 10, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 2,500,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. During the year ended December 31, 1994, the Company repurchased and retired approximately 1,245,000 shares pursuant to that authorization.

On February 1, 1995, Price purchased 1,077,875 shares of its common stock from S.A.C. Capital Management, L.P. for approximately $6.6 million. This transaction was approved by the Company's Board of Directors. The Company paid a premium over the daily quoted market price of approximately $1.2 million that is recorded as other (income) expense on the Company's consolidated statement of operations.

In March 1995, at the Company's Annual Meeting, the shareholders authorized the creation of 20 million shares of undesignated Preferred Stock for acquisitions and other purposes. No preferred stock had been issued as of December 31, 1996.

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

In March 1995, the Company's Board of Directors authorized the purchase of up to
1.3 million shares of its Common Stock in the open market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interest of Price's shareholders, in addition to previous authorizations. Approximately 644,000 and 1.7 million shares were purchased and retired in 1996 and 1995, respectively, under this new authorization and previous authorizations.

14.  STOCK OPTION PLAN

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

The following table sets forth information with respect to the Company's stock options for the years ended December 31, 1996 and 1995:

                                                          Number of Shares
                                                          ----------------
                                                            Under Option
                                                            ------------
                                                                             Option
                                           1996               1995          Price Range
                                         ---------          ---------    ------------------
Exercised                                 102,666             57,260     $     2.15
Canceled                                   39,094              -               2.15 - 3.00
Granted                                    22,000            145,750           3.00 - 7.88

Outstanding                               704,750            824,510           2.15 - 7.88

Reserved for issuance                     240,759            262,759

The above has been restated to reflect the April, 1995 five-for-four common stock split.

15.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

The Company has an employment agreement with Robert Price covering base salary and incentive compensation. The agreement is for a term of three years commencing October 1994, at a base salary of $300,000 and is extendible for periods of three years at the Company's option. Cash performance bonuses and stock option awards are determined solely at the discretion of the Board of Directors or the Stock Option Committee, respectively.

The Company and its subsidiaries lease a variety of assets used in their operations, including office space. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 1996 and in the aggregate:

                                                            Operating Leases
                                                            ----------------

                            Year:
                                1997                         $    268,009
                                1998                              268,009
                                1999                              268,009
                                2000                              281,905
                                2001                              281,905
                                Thereafter                        536,810

Rental expense, net of sublease income, for operating leases was approximately $158,000, $187,250 and $312,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

16.  SUBSEQUENT EVENTS

In January and February 1997, the Company purchased 50,000 shares of PriCellular's Class A Common Stock for approximately $478,000.

In January and February 1997, the Company repurchased 1.9 million shares of its Common Stock in the open market and in privately negotiated transactions for approximately $18.1 million.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is supplemental disclosure cash flow information for the years ended December 31, 1996, 1995, and 1994:

                                                               1996             1995            1994
                                                           --------------   --------------  --------------
      Cash paid for:
          Income taxes paid, net of refunds                $   23,275,000     $    339,862    $    240,102
          Interest paid                                           712,855        1,534,245         813,493

      Non-cash operating activities:
          Trade/barter revenue                                     -             1,439,760       1,117,218
          Trade/barter expense                                     -             1,439,760         962,356

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                                DECEMBER 31, 1995



                                                            1995
                                                            ----
ASSETS:
Cash and cash equivalents                               $   979,817
Short-term investment                                       237,975
Prepaid expenses and other current assets                   346,075
                                                        -----------
     Total current assets                                 1,563,867

Investments in and receivables from subsidiaries*        33,877,001
Property and equipment, net                                  70,553
Long-term investment                                      8,350,000
                                                        -----------
                                                        $43,861,421
                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                     1,799,879
Other current liabilities                                 1,185,860
                                                        -----------
     Total current liabilities                            2,985,739

Shareholders' equity                                     40,875,682
                                                        -----------
                                                        $43,861,421
                                                        ===========


* Eliminated in consolidation

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS



                                                   YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                   1995               1994
                                                   ----               ----
Corporate expenses                            $  2,710,307        $  4,474,787
Other (income) expense, net                     (6,836,333)            615,608
Interest expense                                      --                 9,731
Depreciation and amortization                       31,024              77,051
Realized loss on marketable securities             166,211                --
Earnings of unconsolidated subsidiaries         (7,223,406)        (19,978,726)
                                              ------------        ------------
     Income before income taxes                 11,152,197          14,801,549
Income tax expense                                 (26,280)           (378,000)
                                              ------------        ------------
     Net income                               $ 11,125,917        $ 14,423,549
                                              ============        ============

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                          1995            1994
                                                                                          ----            ----
Cash flows from operating activities:
   Net income                                                                         $  11,125,917   $  14,423,549
                                                                                      -------------   -------------
Adjustments to reconcile net income to cash used in operating activities:
   Items not affecting cash:
     Depreciation and amortization                                                           31,024          77,051
     Reserve on note receivable                                                                   -         400,000
     Earnings of unconsolidated subsidiaries                                             (7,223,406)    (19,978,726)
   Change in assets and liabilities, net of effects of reorganization:
     (Increase) decrease in prepaid expenses and other assets                              (174,688)      2,150,932
     (Decrease) increase in accounts payable and accrued expenses                          (189,637)      1,103,917
     Increase in other liabilities, net of forgiveness                                      525,451         139,504
   Reclassification of transactions to investing and financing activities:
     Loss on purchase of common stock                                                     1,185,662               -
     Loss on sale of securities, net                                                        166,211               -
     Recovery on note receivable                                                         (7,547,384)              -
                                                                                      -------------   -------------
       Total adjustments                                                                (13,226,767)    (16,107,322)
                                                                                      -------------   -------------
       Net cash used in operating activities                                             (2,100,850)     (1,683,773)
                                                                                      -------------   -------------
Cash flows from investing activities:
   Cash received from subsidiaries*                                                      14,030,247       8,004,863
   Purchases of marketable securities and PriCellular Warrants                          (10,567,300)              -
   Proceeds from sales of marketable securities and mutual funds                          1,813,115               -
   Capital expenditures                                                                      (4,837)         (7,098)
   Proceeds from (disbursement of) notes receivable                                       7,547,384        (400,000)
                                                                                      -------------   -------------
       Net cash provided by investing activities                                         12,818,609       7,597,765
                                                                                      -------------   -------------
Cash flows from financing activities:
   Short-term borrowings                                                                  1,000,000               -
   Payment of short-term borrowings                                                      (1,000,000)              -
   Purchase of common stock                                                             (10,659,201)     (6,271,064)
   Proceeds from stock options exercised                                                    143,975         222,312
                                                                                      -------------   -------------
       Net cash used in financing activities                                            (10,515,226)     (6,048,752)
                                                                                      -------------   -------------
Net increase (decrease) in cash and cash equivalents                                        202,533        (134,760)
Cash and cash equivalents at beginning of year                                              777,284         912,044
                                                                                      -------------   -------------
Cash and cash equivalents at end of year                                              $     979,817   $     777,284
                                                                                      =============   =============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes, net of refunds                                                     $     339,862   $     240,102
                                                                                      =============   =============
     Interest                                                                         $   1,534,245   $     813,493
                                                                                      =============   =============

* Eliminated in consolidation

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          DECEMBER 1996, 1995 AND 1994



                                                     BALANCE AT        ADDITIONS
                                                    BEGINNING OF      CHARGED TO                             BALANCE AT
DESCRIPTION                                            PERIOD          EXPENSES        DEDUCTIONS (a)       END OF PERIOD
-----------                                            ------          --------        --------------       -------------
For the year ended December 31, 1996:
   Allowance for doubtful accounts                 $    294,554     $     179,025    $       -            $     473,579
For the year ended December 31, 1995:
   Allowance for doubtful accounts                 $    395,012     $      83,775    $    (184,233)       $     294,554
For the year ended December 31, 1994:
   Allowance for doubtful accounts                 $    487,576     $     319,204    $    (411,768) (b)   $     395,012


(a)  Amounts written off as uncollectible and payments.
(b)  Includes adjustments for the disposition and acquisition of properties.

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

                  Item                      Incorporated from
                  ----                      -----------------

ITEM 10.          Directors and Executive   "Directors and Executive
                  Officers of the Company   Officers"

ITEM 11.          Executive Compensation    "Executive Compensation"
                                            and "Related Transactions"

ITEM 12.          Security Ownership of     "Principal Shareholders"
                  Certain Beneficial        and "Security Ownership of
                  Owners and Management     Management"

ITEM 13.          Certain Relationships     "Executive Compensation"
                  and Related Transactions  and " Related Transactions"



                                     III-1

                                     PART IV


ITEM 14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)(1) and (2) List of financial statements and financial statement schedules:

   Independent Auditors' Reports
   Consolidated Balance Sheets at December 31, 1996 and 1995
   Consolidated Statements of Operations for Years ended December 31, 1996, 1995 and 1994
   Consolidated Statements of Shareholders' Equity for Years ended December 31,
     1996, 1995 and 1994
   Consolidated Statements of Cash Flows for the Years ended December 31, 1996,
     1995 and 1994
   Notes to Consolidated Financial Statements

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

                                 PRICE COMMUNICATIONS CORPORATION

                                 By /s/  Robert Price
                                    -----------------------------------------
                                    Robert Price, President

Dated:   March 1, 1997

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

Dated:   March 1, 1997           By /s/  Robert Price
                                    -----------------------------------------
                                    Robert Price, Director and President
                                    (Principal Executive Officer,
                                    Financial Officer and Accounting Officer)

Dated:   March 1, 1997           By /s/  George H. Cadgene
                                    ------------------------------------------
                                    George H. Cadgene,
                                    Director

Dated:   March 1, 1997           By /s/  Robert F. Ellsworth
                                    ------------------------------------------
                                    Robert F. Ellsworth,
                                    Director

Dated:   March 1, 1997           By /s/  Kim I. Pressman
                                    ------------------------------------------
                                    Kim I. Pressman,
                                    Director