Form 10-Q
period 1997-03-31
PRICE COMMUNICATIONS CORP
filed 1997-05-15
CIK 355787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from               to

Commission file number 1-8309

                        PRICE COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                      13-2991700
---------------------------------              --------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

           45 Rockefeller Plaza, Suite 3201, New York, New York 10020
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

7,281,334 shares of Common Stock, par value $.01 per share, outstanding as of May 12, 1997.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1997



PART  I - FINANCIAL INFORMATION
                                                                                      Page
         ITEM 1. FINANCIAL STATEMENTS                                                Number
         Consolidated Balance Sheets at March 31, 1997
                  and December 31, 1996 ........................................        3

         Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1996 ...................        4

         Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1997 and 1996 ...........        5

         Notes to Consolidated Financial Statements ............................        6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................        7

PART II - OTHER INFORMATION ....................................................        8

         SIGNATURES.............................................................        9

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           March 31,    December 31,
                     ASSETS                                   1997          1996
                                                              ----          ----
                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $41,202,174   $ 83,356,748
  Investment securities:
    Trading securities                                      4,789,761      4,045,628
    Available-for-sale securities                          20,656,608      8,694,966
    Securities fair value adjustment                         (985,349)         --
  Accounts receivable, net of allowance for doubtful
    accounts of $0 in 1997 and $473,579 in 1996                79,367        488,882
  Prepaid expenses and other current assets                    17,486         18,672
                                                          -----------   ------------
        Total current assets                               65,760,047     96,604,896
                                                          -----------   ------------
PROPERTY AND EQUIPMENT, AT COST
  LESS ACCUMULATED DEPRECIATION                               146,472        159,000
LONG-TERM INVESTMENTS                                      23,947,207     18,204,429
DEFERRED TAX ASSET                                            580,331        350,000
NOTES RECEIVABLE                                              540,000        540,000
OTHER ASSETS                                                   29,500         29,500
                                                          -----------   ------------
        Total assets                                      $91,003,557   $115,887,825
                                                          ===========   ============

                                                           March 31,    December 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY                  1997          1996
                                                              ----          ----
                                                          (unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $ 2,028,537   $  2,755,497
  Deferred tax liability                                          --       1,042,862
  Other current liabilities                                 3,265,793      3,310,774
                                                          -----------   ------------
        Total current liabilities                           5,294,330      7,109,133

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share; authorized
    20,000,000, no shares outstanding
  Common Stock, par value $.01 per share; authorized
    40,000,000 shares; outstanding 6,861,814 shares
    in 1997 and 9,038,808 shares in 1996                       68,618         90,388
  Additional paid-in capital                               (8,615,249)    12,240,133
  Unrealized gain (loss) on marketable equity
    securities, net of tax effect                            (427,757)     1,936,743
  Retained earnings                                        94,683,615     94,511,428
                                                          -----------   ------------
        Total shareholders' equity                         85,709,227    108,778,692
                                                          -----------   ------------
        Total liabilities and shareholders' equity        $91,003,557   $115,887,825
                                                          ===========   ============


          See accompanying notes to consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three months ended March 31,
                                            ----------------------------
                                               1997               1996
                                               ----               ----
Revenue                                     $     --         $  3,491,441
Agency and representatives' commissions           --              529,577
                                            -----------      ------------
Net revenue                                       --            2,961,864
                                            -----------      ------------
Operating expenses                                --            2,131,801
Corporate expenses                              908,888           727,109
Other income, net                            (1,111,251)         (426,918)
Gain on sale of media properties                  --          (95,451,878)
Interest expense                                 17,648           212,376
Depreciation and amortization                    12,528           430,409
                                            -----------      ------------
                                               (172,187)      (92,377,101)
                                            -----------      ------------
Income before income taxes                      172,187        95,338,965
Income tax expense                                --           25,021,067
                                            -----------      ------------
Net income                                  $   172,187      $ 70,317,898
                                            ===========      ============
Income per share                            $       .02      $       7.08
                                            ===========      ============

          See accompanying notes to consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1997            1996
                                                      ----            ----
Net cash provided by operating activities         $    135,736     $ 25,602,315

Cash flows provided by (used in) investing
  activities:
   Purchase of marketable securities                (9,539,996)              --
   Sale of marketable securities                     5,348,618               --
   Proceeds from sale of media properties                   --      156,007,011
   Gains on sale of media properties                        --      (71,662,104)
   Purchase of available-for-sale securities
    and long-term investments                      (22,580,667)              --
   Sale of available-for-sale securities and
    long-term investments                            5,358,887               --
   Long-term investment in equity securities                --       (2,000,000)
   Capital expenditures                                     --         (100,619)
                                                  ------------    -------------
Net cash provided by (used in) investing
  activities                                       (21,413,158)      82,244,288
                                                  ------------    -------------

Cash flows used in financing activities:
   Repayment of long-term debt                              --      (28,000,000)
   Purchase of Company common stock                (20,877,152)        (903,009)
   Proceeds from stock options exercised                    --          271,405
                                                  ------------     ------------
Net cash used in financing activities              (20,877,152)     (28,631,604)
                                                  ------------     ------------

Net increase (decrease) in cash and cash
  equivalents                                      (42,154,574)       79,214,999
Cash and cash equivalents at beginning of
  quarter                                           83,356,748         1,206,557
                                                  ------------      ------------
Cash and cash equivalents at end of quarter       $ 41,202,174      $ 80,421,556
                                                  ============      ============

Supplemental information:
     Income taxes paid, net of refunds            $     53,289      $  1,901,500
                                                  ============      ============
     Interest paid                                $     17,648      $    712,855
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

2.       PER SHARE DATA

         Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was 7,851,606 and 9,931,015 for the quarter ended March 31, 1997 and 1996, respectively.

3.       REPURCHASE OF COMMON STOCK

         During the quarter ended March 31, 1997, the Company repurchased approximately 2,177,000 shares of its common stock at an average price of $9.59 per share.

4.       SUBSEQUENT EVENTS

         On April 21, 1997, Robert Price, President of the Company, exercised 625,000 employee stock options with an exercise price of $3 per share.

         In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Mr. Price of approximately 728,000 shares of the Company's newly authorized Series A Preferred Stock ("Preferred Stock"), in respect of which, in the event of (i) a merger of the Company, the sale or exchange of all or substantially all of the Company's assets or the occurrence of any other transaction or event as a result of which the holders of Common Stock receive at least $22.00 per share or (ii) the acquisition of more than 50% of the voting power of the securities of the Company then outstanding by any person, entity or group, provided the market value of the Common Stock of the Company at such time is at least $22.00 per share (the amount per share received by holders of Common Stock or the market price per share of Common Stock described above being referred to as the "Transaction Price"), Mr. Price would receive a payment per each share of the Preferred Stock equal to the sum of 25% of the excess of the Transaction Price per share (up to $32.00) over $9.125 (the closing sales price of the Company's Common Stock on the day preceding the authorization of the Preferred Stock), 50% of the excess of the Transaction Price per share (up to $42.00) over $32.00, 100% of the excess of the Transaction Price per share (up to $52.00) over $42.00, and 125% of the excess of the Transaction Price per share over $52.00. Each share of Preferred Stock is entitled to one vote per share, and to receive dividends and liquidation distributions (other than in a transaction resulting in a payment as described above) at the rate of 1% of the dividends and liquidation distributions payable with respect to a share of Common Stock.

         The shares of Preferred Stock will be repurchased by the Company in the event of Mr. Price's death or termination of employment prior to a transaction resulting in a payment as aforesaid, as follows:

         (i) If his employment with the company terminates because of death or disability or termination by the Company not for cause, or his retirement subsequent to the Company's Common Stock trading for an average of at least $22.00 per share over a period of 10 consecutive trading days, the Company will repurchase the Preferred Stock at its then fair market value, as determined by appraisal.

        (ii) If his employment terminates for any reason except as aforesaid, the Company will repurchase the Preferred Stock at the lower of the price paid by him for such stock or its then fair market value, as determined by appraisal.

         The foregoing provisions with respect to the Preferred Stock are subject to appropriate adjustment in the event of a stock split, stock dividend or similar event affecting the Company's Common Stock.


            [The remainder of this page is left blank intentionally]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

         The Company did not have any results from operations during the first quarter of 1997, since the company sold its television stations during 1996. Other income for the three months ended March 31, 1997 principally includes recoveries on accounts and notes receivable of approximately $449,000 and interest income of $919,000. These revenues were partially offset by an unrealized loss on marketable securities of approximately $327,000.

         The Company's per share income was $ 0.02 for the quarter ended March 31, 1997, as compared to income of $7.08 for the first quarter of 1996. The 1996 net income resulted primarily from gains on the sale of the Company's television stations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $41.2 million and $83.4 million in cash and cash equivalents at March 31, 1997, and December 31, 1996, respectively. The Company has net working capital of approximately $60.5 million at March 31, 1997. The Company has no long-term debt outstanding as of March 31, 1997.

         The Company is actively reviewing potential acquisitions and investments. Among the possible acquisitions or investments which may be considered by the Company are: (i) subject to the availability of such properties at prices deemed prudent by the Company, making acquisitions of radio and television properties; (ii) exploring related media activities, such as newspapers, outdoor advertising companies and publishing enterprises; (iii) investing funds in media and media-related securities; and (iv) other acquisition and investment opportunities which may present themselves from time to time.

         In February 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 2,000,000 shares of its Common Stock. The Company is authorized to make such purchases from time to time in the market or privately negotiated transactions. During the three months ended March 31, 1997, the Company repurchased approximately 1,164,000 shares pursuant to that and a prior authorization, and repurchased approximately 1,013,000 shares from an institutional investor in a separately authorized purchase.




            [The remainder of this page is left blank intentionally]

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on March 27, 1997. The Board of Directors was re-elected in its entirety by a vote of no fewer than 54.6% of shares available to vote cast in favor of any single candidate with none voting against and no more than 32% withheld from voting from any single candidate.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PRICE COMMUNICATIONS CORPORATION

Dated: May 13, 1997                 By /s/ Robert Price
                                       ----------------------------

                                    Robert Price
                                    President and Chief Financial Officer