Form 10-Q
period 1997-06-30
PRICE COMMUNICATIONS CORP
filed 1997-08-14
CIK 355787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
  Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
  Exchange Act of 1934 for the transition period from       to      .

Commission file number 1-8309.

                       PRICE COMMUNICATIONS CORPORATION
     _______________________________________________________________
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                 13-2991700
_____________________________________     _____________________________________
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  45 ROCKEFELLER PLAZA, SUITE 3201                         10020
         NEW YORK, NEW YORK               _____________________________________
_____________________________________                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (212) 757-5600
     _______________________________________________________________
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15 (d) of the Securities Exchange Act subsequent to the distribution of securities under the plan
confirmed by the court.  Yes  x   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  5,011,281 shares of Common Stock, par value $.01 per share, outstanding as of August 8, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 1997

PART I--FINANCIAL INFORMATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
  ITEM. 1 FINANCIAL STATEMENTS
  Consolidated Balance Sheets at June 30, 1997 and December 31, 1996....    3
  Condensed Consolidated Statements of Operations for the Three and Six
   Months Ended June 30, 1997 and 1996..................................    4
  Condensed Consolidated Statements of Cash Flows for the Six Months
   Ended June, 1997
   and 1996.............................................................    5
  Notes to Consolidated Financial Statements............................    6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS............................................    9
PART II--OTHER INFORMATION..............................................   15
  SIGNATURES............................................................   17

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,    DECEMBER 31,
                          ASSETS                              1997          1996
                          ------                           -----------  ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents............................... $35,989,185  $ 83,356,748
  Investment securities:
    Trading securities....................................         --      4,045,628
    Available-for-sale securities.........................  18,332,809     8,694,966
    Securities fair value adjustment......................   1,045,317           --
  Accounts receivable, net of allowance for doubtful
   accounts of $0 in 1997 and $473,579 in 1996............         --        488,882
  Prepaid expenses and other current assets...............     159,861        18,672
  Deferred Costs..........................................   3,000,000           --
                                                           -----------  ------------
      Total current assets................................  58,527,172    96,604,896
                                                           -----------  ------------
PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
 DEPRECIATION.............................................     133,944       159,000
LONG-TERM INVESTMENTS.....................................  36,379,938    18,204,429
DEFERRED TAX ASSET........................................     350,000       350,000
NOTES RECEIVABLE..........................................     540,000       540,000
OTHER ASSETS..............................................      29,500        29,500
                                                           -----------  ------------
      Total assets........................................ $95,960,554  $115,887,825
                                                           ===========  ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses................... $ 1,975,883  $  2,755,497
  Deferred tax liability..................................     365,861     1,042,862
  Other current liabilities...............................   3,265,793     3,310,774
                                                           -----------  ------------
      Total current liabilities...........................   5,607,537     7,109,133
Preferred Stock, Series A, no par value; 728,133 shares
 authorized, issued and outstanding.......................      25,000           --
Preferred Stock, Series B, no par value; 364,066 shares
 authorized, issued and outstanding.......................      10,000           --
SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share; authorized
   20,000,000, 1,009,000 shares issued and outstanding ...      10,900
  Common Stock, par value $.01 per share; authorized
   40,000,000 shares; outstanding 7,293,834 shares in 1997
   and 9,038,808 shares in 1996...........................      72,938        90,388
  Additional paid-in capital..............................  19,855,352    12,240,133
  Unrealized gain (loss) on marketable equity securities,
   net of tax effect......................................     679,456     1,936,743
  Retained earnings.......................................  95,120,817    94,511,428
  Treasury Stock, 2,291,953 shares of common stock at
   cost................................................... (25,421,446)          --
                                                           -----------  ------------
      Total shareholders' equity..........................  90,318,017   108,778,692
                                                           -----------  ------------
      Total liabilities and shareholders' equity.......... $95,960,554  $115,887,825
                                                           ===========  ============

          See accompanying notes to consolidated financial statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30,                  JUNE 30,
                             ----------------------  -------------------------
                                1997        1996        1997          1996
                             -----------  ---------  -----------  ------------
Revenue..................... $       --   $     --   $       --   $  3,491,444
Agency and representatives'
 commissions................         --         --           --        529,577
                             -----------  ---------  -----------  ------------
Net revenue.................         --         --           --      2,961,864
                             -----------  ---------  -----------  ------------
Operating expenses..........         --         --           --      2,131,801
Corporate expenses..........     420,406    483,810    1,362,736     1,210,919
Other income, net...........  (1,352,754)   (65,580)  (2,464,005)     (492,500)
Gain on sale of media
 properties.................         --         --           --    (95,451,876)
Interest expense............      30,654        --        48,302       212,376
Depreciation and
 amortization...............      12,528     11,948       25,056       442,357
                             -----------  ---------  -----------  ------------
                                (889,166)   430,178   (1,027,911)  (91,946,923)
                             -----------  ---------  -----------  ------------
Income (loss) before income
 taxes......................     889,166   (430,178)   1,027,911    94,908,787
Income tax expense
 (benefit)..................     451,964   (154,992)     451,964    24,866,075
                             -----------  ---------  -----------  ------------
Net income (loss)........... $   437,202  $(275,186) $   609,389  $ 70,042,712
                             ===========  =========  ===========  ============
Income per share............ $      0.06  $   (0.03) $      0.08  $       7.03
                             ===========  =========  ===========  ============


          See accompanying notes to consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
Net cash provided by (used in) operating activities..  $  (269,391) $(7,323,542)
Cash flows provided by (used in) investing
 activities:
  Purchase of marketable securities..................   (9,539,996)         --
  Sale of marketable securities......................   10,138,379          --
  Proceeds from sale of media properties.............          --   156,007,011
  Gain on sale of media properties...................          --   (71,662,104)
  Purchase of available-for-sale securities and long-
   term investments..................................  (32,496,562)         --
  Sale of available-for-sale securities and long-term
   investments.......................................    5,577,308          --
  Long-term investment in equity securities..........          --    (2,010,000)
  Capital expenditures...............................          --      (100,619)
                                                       -----------  -----------
Net cash provided by (used in) investing activities..  (26,320,871)  82,234,288
                                                       -----------  -----------
Cash flows used in financing activities:
  Repayment of long-term debt........................          --   (28,000,000)
  Proceeds from issuance of Preferred Stock, Series
   A.................................................       25,000          --
  Proceeds from issuance of Preferred Stock, Series
   B.................................................       10,000          --
  Purchase of Company common stock...................  (20,877,152)  (2,097,200)
  Proceeds from stock options exercised..............       64,851      293,059
                                                       -----------  -----------
Net cash used in financing activities................  (20,777,301) (29,804,141)
                                                       -----------  -----------
Net increase (decrease) in cash and cash equivalents.  (47,367,563)  45,106,605
Cash and cash equivalents at beginning of quarter....   83,356,748    1,206,557
                                                       -----------  -----------
Cash and cash equivalents at end of quarter..........  $35,989,185  $46,313,162
                                                       ===========  ===========
Supplemental information:
  Income taxes paid, net of refunds..................  $    53,289  $11,789,500
                                                       ===========  ===========
  Interest paid......................................  $    36,604  $   712,855
                                                       ===========  ===========


          See accompanying notes to consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company" or "Price"). All significant intercompany items and transactions have been eliminated.

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

2. REDEEMABLE PREFERRED STOCK

  In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Robert Price, President of the Company, of approximately 728,000 shares of the Company's newly authorized Series A Preferred Stock ("Preferred Stock"), in respect of which, in the event of (i) a merger of the Company, the sale or exchange of all or substantially all of the Company's assets or the occurrence of any other transaction or event as a result of which the holders of Common Stock receive at least $22.00 per share or (ii) the acquisition of more than 50% of the voting power of the securities of the Company then outstanding by any person, entity or group, provided the market value of the Common Stock of the Company at such time is at least $22.00 per share (the amount per share received by holders of Common Stock or the market price per share of Common Stock described above being referred to as the "Transaction Price"), Mr. Price would receive a payment per each share of the Preferred Stock equal to the sum of 25% of the excess of the Transaction Price per share (up to $32.00) over $9.125, 50% of the excess of the Transaction Price per share (up to $42.00) over $32.00, 100% of the excess of the Transaction Price per share (up to $52.00) over $42.00, and 125% of the excess of the Transaction Price per share over $52.00. Each share of Preferred Stock is entitled to one vote per share, and to receive dividends and liquidation distributions (other than in a transaction resulting in a payment as described above) at the rate of 1% of the dividends and liquidation distributions payable with respect to a share of Common Stock.

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

    (ii) If his employment terminated for any reason except as aforesaid, the Company will repurchase the Preferred Stock at the lower of the price paid by him for such stock or its then fair market value, as determined by appraisal.

  In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Mr. Price of approximately 364,000 shares of the Company's newly authorized Series B Preferred Stock, in respect of which, in the event of (i) a merger of the Company, the sale or exchange of all or substantially all of the Company's assets of the occurrence of any other transaction or event as a result of which the holders of Common Stock receive at least $15.00 per share or (ii) the acquisition of more than 50% of the voting power of the securities of the Company then outstanding by any person, entity or group, provided that the market value of the Common Stock of the Company at such time is at least $15.00 per share (the amount per share received by holders of Common Stock or the market price per share of Common Stock described above being referred to as

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

"Series B Transaction Price"), Mr. Price would receive a payment per each share of Series B Preferred Stock equal to the Series B Transaction Price per share over $10.00. Each share of the Series B Preferred Stock is entitled to one-half vote per share, and to receive dividends and liquidation distributions (other than in a transaction resulting in the payment as described above) at a rate of 1% of the dividends and liquidation distributions payable with respect to a share of the common stock.

  The shares of the Series B Preferred Stock will be repurchased by the Company upon Mr. Price's request, provided that the trading price of the Company's Common Stock during any period of 10 consecutive trading days prior to such request was at least $15.00 per share, for a purchase price equal to its then fair market value, as determined by appraisal. In addition, the shares of Series B Preferred Stock will be repurchased by the Company in the event Mr. Price's death or termination of employment prior to the transaction resulting in the payment as set forth in the preceding paragraph, as follows:

    (i)If his employment with the Company terminated because of death or disability or termination by the Company not for cause, or his retirement subsequent to the Company's Common Stock trading for an average of at least $15.00 per share over a period of 10 consecutive trading days, the Company will repurchase the Series B Preferred Stock at its then fair market value, as determined by appraisal.

    (ii)If his employment terminates for any reason as aforesaid, the Company will repurchase the Series B Preferred Stock at the lower of the price paid by him for such stock or its then fair market value, as determined by appraisal.

  Both the Series A Preferred Stock and the Series B Preferred Stock have been shown outside of Shareholder's Equity as the redemption of these issuances are outside the control of the Company.

3. THE ACQUISITION
  On May 23, 1997, the Company, Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of the Company ("PCW") and Palmer Wireless, Inc. ("Palmer") entered into an Agreement and Plan of Merger (the "Palmer Merger Agreement") which provides, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Palmer Merger"). At or subsequent to the Palmer Merger, Palmer will change its name to "Price Communications Wireless, Inc." Pursuant to the Palmer Merger Agreement, the Company has agreed to acquire each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and to purchase outstanding options and rights under Palmer's employee and director stock purchase plans for an aggregate purchase price of $488.9 million. In addition, the Company has agreed to repay the outstanding indebtedness of Palmer estimated to be up to approximately $389 million. In connection with this transaction, PCW has entered into an agreement to sell (subject to the satisfaction of certain conditions) at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which will generate proceeds to the Company of approximately $166.3 million) (the "Fort Myers Sale" and, together with the Palmer Merger, the "Acquisition"). The proceeds of the Fort Myers Sale will be used to fund a portion of the Acquisition.

  The consummation of the Acquisition is subject to the satisfaction of certain conditions contained in the Palmer Merger Agreement, including, among other things, Federal Communications Commission and Palmer shareholder approval. The Company also entered into an agreement with Palmer Communications Incorporated ("PCI"), which is the majority shareholder of Palmer, pursuant to which PCI has agreed to vote its shares of common stock of Palmer in favor of the Palmer Merger. The Company expects the Acquisition to be consummated in October 1997

  In order to fund the Acquisition and pay related fees and expenses, on July 2, 1997 PCW issued $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Offering") and

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES will enter into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325 million and revolving loan borrowings of $200 million (the "New Credit Facility"). Although the PCW Offering has been consummated, the notes issued thereunder are subject to mandatory redemption if the Acquisition has not occurred by December 31, 1997 or if in the sole judgment of the Company it appears that the Acquisition will not be consummated by December 31, 1997. At the effective time of the Palmer Merger, PCW is expected to borrow all term loans available under the New Credit Facility and approximately $100 million of revolving loans. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. On July 2, 1997, the Company received an executed commitment letter from a financial institution to provide the New Credit Facility. The commitment is subject to significant conditions, including the absence of material adverse change in the business of Palmer, and negotiation, execution and delivery of definitive documentation and consummation of the Fort Myers Sale (or arrangements satisfactory to the lenders under the New Credit Facility for short-term financing bridging such sale).

  An additional $47.5 million of the purchase price has been raised through an offering by Price Communications Cellular Holdings, Inc., a wholly-owned indirect subsidiary of the Company and the direct parent of PCW, of units consisting of Senior Secured Discount Notes due 2007 and warrants to purchase shares of Common Stock of the Company.

4. SHAREHOLDER'S EQUITY

  On April 21, 1997, Mr. Price, exercised 625,000 employee stock options. The options were issued at fair market value.

  During the quarter ended June 30, 1997, the Company repurchased approximately 2,177,000 shares of its common stock at an average price of $9.59 per share.

  In June 1997, the Company entered into a transaction with NatWest Capital Markets Limited ("NatWest"), whereby the Company issued to NatWest 1,129 units (the "PIK Units") of PIK Preferred Stock and warrants ("PIK Warrants"), in part, in exchange for 2,291,953 shares of Common Stock held by NatWest and, in part, in payment of $3 million of NatWest's fee in connection with its acting as initial purchaser in connection with the Cellular Holdings Offering. Each PIK Unit consists of 1,000 shares of PIK Preferred Stock, each with a liquidation value of $25.00 per share, and PIK Warrants to purchase an aggregate of 582,112 shares of the Company's Common Stock, representing in the aggregate 10% of the fully diluted shares of Common Stock of the Company) at an exercise price of $0.01 per share. The PIK Preferred Stock is callable, together with the PIK Warrants, by the Company, at any time in whole or in part on or prior to 90 days from issue date and at any time thereafter if NatWest or an affiliate is the holder of all the PIK Preferred Stock, at a redemption price equal to 100% of the liquidation preference of the PIK Preferred Stock, plus accrued dividends.

5. LONG-TERM INVESTMENTS

  Long-term investments include shares of Palmer common stock that the Company acquired on the open market for approximately $13,991,000 in connection with the Acquisition (see Note 3).

6. PER SHARE DATA

  Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 7,148,832 and 7,505,616 for the three and six months ended June 30, 1997, respectively, and 9,896,000 and 9,962,000 for the three and six months ended June 30, 1996, respectively.

  This Quarterly Report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward looking statements as a result of factors, many of which are outside the control of the Company. The accompanying information contained in this Quarterly Report, including without limitation the information set forth under the headings, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and identifies important factors that could cause such differences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

  The Company sold its television stations in February and March of 1996 and consequently has no operating revenues for the three and six months ended June 30, 1997 income earned in these periods is derived from the investment of its funds. Future acquisitions could substantially increase the Company's operating expenses, depreciation and amortization charges and interest expense. For these reasons, the results of the Company's historical operations may not be comparable from period to period or indicative of results in the future.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

  The Company did not have any results from operations for the three months ended June 30, 1997 or the three months ended June 30, 1996. Other income for the three months ended June 30, 1997 principally includes recoveries on accounts and notes receivable of approximately $187,000, interest income of approximately $677,000, and realized gains on sale of marketable securities of approximately $412,000. Other income for the three months ended June 30, 1997 and the three months ended June 30, 1996 are not comparable as the Company was in a wind down period from its operating television stations and not principally concentrating on investing its funds as in the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

  The Company's results of operations are not comparable for the six months ended June 30, 1997 to the six months ended June 30, 1996 as the six months ended June 30, 1996 include revenue from television stations which are not included in the six month period ended June 30, 1997. Other income for the six months ended June 30, 1997 includes recoveries on accounts and notes receivable of approximately $636,000, interest income of approximately $1,596,000 and gain on sales of marketable securities of approximately $412,000 partially offset by an unrealized loss on marketable securities of approximately $327,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had approximately $35.9 million and $83.4 million in cash and cash equivalents at June 30, 1997 and December 31, 1996, respectively. The Company has approximately $47.1 million of working capital and no long-term debt outstanding at June 30, 1997.

  In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Robert Price, President of the Company, 728,000 shares of the Company's newly authorized Series A Preferred Stock and 364,000 shares of newly authorized Series B Preferred Stock.

  On May 23, 1997, the Company, Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of the Company ("PCW"), and Palmer Wireless, Inc. ("Palmer") entered into an Agreement and Plan of Merger (the "Palmer Merger Agreement") which provides, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Palmer Merger"). Pursuant to the Palmer Merger Agreement, the Company has agreed to acquire each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and to purchase outstanding options and rights under Palmer's employee and director stock purchase plans for an aggregate purchase price of $488.9 million. In addition, the Company has agreed to repay the outstanding indebtedness of Palmer estimated to be up to approximately $389 million ("Palmer Existing Indebtedness"). In connection with this transaction, PCW has entered into an agreement to sell (subject to the satisfaction of certain conditions) at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which will generate proceeds to the Company of approximately $166.3 million) (the "Fort Myers Sale" and, together with the Palmer Merger, the "Acquisition"). The proceeds of the Fort Myers Sale will be used to fund a portion of the Acquisition.

  In order to fund the Acquisition and pay related fees and expenses, PCW issued (the "PCW Offering") $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Notes") and will enter into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325 million and revolving loan borrowings of $200 million ("the New Credit Facility") in order to fund the Acquisition and provide working capital following the Acquisition. Interest on the PCW Notes is payable semi-annually commencing on January 15, 1998. The PCW Notes are unsecured obligations of PCW and are subordinate in right of payment to senior indebtedness of PCW, including indebtedness under the New Credit Facility. The indenture under which the PCW Notes were issued imposes certain limitations on, among other things, the ability of PCW and its subsidiaries to incur indebtedness and to pay dividends to the Company. Upon certain acquisitions of more than 50% of the ownership of the Company's equity and upon a change in the majority of the Company's Board of Directors over any 12 month period that was not approved by a majority of the directors at the beginning of such 12 month period, the holders of the PCW Notes will have the right to cause the PCW Notes to be repurchased at 101% of the principal amount thereof, plus accrued and unpaid interest thereon. The consummation of the Exchange Offer, referred to below, will not give rise to such repurchase right. PCW has granted certain registration rights with respect to the PCW Notes.

  At the effective time of the Palmer Merger, PCW is expected to borrow all term loans available under the New Credit Facility and up to approximately $100 million of revolving loans. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. On July 2, 1997, the Company received an executed commitment letter from a financial institution to provide the New Credit Facility. The commitment is subject to significant conditions, including the absence of material adverse change in the business of Palmer, negotiation, execution and delivery of definitive documentation and consummation of the Fort Myers Sale (or arrangements satisfactory to the lenders under the New Credit Facility for short-term financing bridging such sale). The Company believes that the Fort Myers Sale will take place as contemplated in conjunction with the remainder of the Acquisition with the result that the Company will not require short-term bridge financing. It is anticipated that loans under the New Credit Facility will bear interest at a floating rate between .25% and 1.50% above the lenders' prime borrowing rate or between 1.25% to 2.50% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries. The New Credit Facility will be secured by liens on substantially all of the real and personal property of the Company and its subsidiaries. It is anticipated that the New Credit Facility will contain limitations on, among other things, the ability of the Company to pay dividends or incur additional indebtedness and will require the Company to maintain compliance with certain financial ratios.

  In order to provide financing for the Acquisition and the redemption of the PIK Preferred Stock and PIK Warrants, held by NatWest Capital Markets Limited, Price Communication Cellular Holdings, Inc., a wholly-owned subsidiary of the Company and the direct parent of PCW ("Cellular Holdings") has issued (the "Cellular Holdings Offering") units consisting of $153.4 million in aggregate principal amount of its 13 1/2% Senior

Secured Discount Notes due 2007 (the "Cellular Holdings Notes") together with warrants to purchase 527,696 shares of Common Stock at an exercise price of $.01 per share. The issue price of the Cellular Holdings Notes (approximately $80 million in the aggregate) represents a yield to maturity of 13 1/2%; cash interest will not begin to accrue on the Cellular Holdings Notes prior to August 2, 2002 and will be first payable on February 1, 2003. Approximately $47.5 million of the proceeds of the Cellular Holdings Offering will be used to fund the Acquisition, while the remainder will be used to redeem the PIK Preferred Stock and the PIK Warrants. The Cellular Holdings Notes are guaranteed by a subsidiary of the Company (which in itself does not have any assets or operations) and secured by a pledge of the stock of Cellular Holdings. The holders of the Cellular Holdings Notes will have the right to cause Cellular Holdings to repurchase such Notes at 101% of the accrued value thereof upon certain change of control events parallel to those applicable to the PCW Notes. The indenture under which the Cellular Holdings Notes were issued contains restrictions on, among other things, the payment of dividends and the incurrence of indebtedness. The holders of the Cellular Holdings Notes have certain registration rights.

  The Company intends to make, subject to approval by the Company's shareholders of the issuance of the Company's shares therein (the "Stock Issuance") the Stock Issuance and the satisfaction of certain other conditions, an exchange offer (the "Exchange Offer") of shares of the Company's Common Stock for up to 3,000,000 shares of Palmer common stock. The Exchange Offer would be consummated immediately prior to the consummation of the Palmer Merger and would reduce the number of shares of Palmer common stock to be acquired in the Palmer Merger, thus reducing the aggregate cash consideration to be paid in the Merger. In such event, the initial borrowings under the New Credit Facility are expected to be reduced.

  In the Exchange Offer, the Company will offer, for each share of Palmer common stock that is purchased in the Exchange Offer, shares of the Company's Common Stock with an aggregate market value of $18.00. For purposes of determining the exchange ratio, the market value of the Company's Common Stock will be determined by taking the average closing price per share of the Company's Common Stock for the five trading days ending on September 12, 1997. If the Stock Issuance is not approved by the Company's shareholders, if the conditions to the Palmer Merger have not been satisfied or waived by the parties thereto, or various other conditions to the Exchange Offer are not fulfilled, the Exchange Offer will not be consummated. In the event the exchange ratio based upon the average closing price per share of the Company's Common Stock for the five trading days ending on September 12, 1997 could result in a requirement that the Company issue more than the 10,000,000 shares of its Common Stock in exchange for the Palmer shares sought in the Exchange Offer (i.e., if the average closing price of the Company's Common Stock determined as aforesaid were less than $5.40 per share), the Company would amend the Exchange Offer by reducing the number of Palmer shares sought in the Exchange Offer and/or by determining the exchange ratio on a basis different than that described above, or otherwise, so as to permit the Exchange Offer to be consummated without requiring the issuance of more than 10,000,000 shares of the Company's Common Stock.

  The following table sets forth the estimated cash sources and uses of funds for the Acquisition, the contemplated redemption of the PIK Preferred Stock and the PIK Warrants and related fees and expenses, assuming that 5,000,000 shares of the Company's Common Stock are issued in exchange for 2,239,541 shares of Palmer common stock in the Exchange Offer. The alternative consequences of (i) 6,697,674 shares of the Company's Common Stock being issued in the Exchange Offer for 3,000,000 shares of Palmer common stock, (ii) 3,348,837 shares of the Company's Common Stock being issued in the Exchange Offer for 1,500,000 shares of Palmer common stock or (iii) no shares of the Company's Common Stock being issued in the Exchange Offer, are disclosed in a footnote to the table. The maximum number of shares of Palmer common stock that can be purchased with 10,000,000 shares of the Company's Common Stock will be determined based on the average closing price per share of Common Stock during the five trading days ending September 12, 1997. The numbers set forth in the table and footnotes below assume an average closing price of $8 1/16.

   TOTAL SOURCES                                                   (IN MILLIONS)
   New Credit Facility
     Term Loan....................................................    $325.0
     Revolving Loan...............................................      55.7
   11 3/4% Senior Subordinated Notes due 2007.....................     175.0
   Units..........................................................      80.0
   Equity contributions by the Company+...........................      80.0
   Proceeds from Fort Myers Sale..................................     166.3
                                                                      ------
     Total cash sources...........................................    $882.0*
                                                                      ======
   TOTAL USES:
   Cash consideration for Palmer common stock.....................    $448.6*
   Palmer Existing Indebtedness (as of June 30, 1997).............     380.3
   Estimated transaction fees and expenses........................      23.6
   Cash for Redemption of PIK Preferred Stock and PIK Warrants....      29.5**
                                                                      ------
     Total uses...................................................    $882.0*
                                                                      ======

--------
 +  Payable either in cash or by delivery of shares of Palmer common stock.
 * If 6,697,674 shares of the Company's Common Stock are issued in exchange for 3,000,000 shares of Palmer common stock, the cash consideration for the Palmer shares would be reduced to $434.9 million, and the amount initially borrowed under the revolving loan under the New Credit Facility would be reduced to $42.0 million. If 3,348,837 shares of the Company's Common Stock are issued in the Exchange Offer for 1,500,000 shares of Palmer common stock, the cash consideration for the Palmer shares would be $461.9 million, and the amount initially borrowed under the revolving loan would be $69.0 million. If the Exchange Offer is not consummated, then the cash consideration for the Palmer common stock would be increased to $488.9 million, and the amount initially borrowed under the revolving loan under the New Credit Facility will be increased to $100.0 million.
** Assuming the consummation of the Acquisition and the redemption of the PIK
   Preferred Stock and the PIK Warrants occur on October 15, 1997.

  The foregoing table does not reflect any provision for any taxes payable in connection with the Fort Myers Sale. The Company has a tax planning strategy which it believes will avoid the payment of the $56.2 million tax which would otherwise be payable in connection with the Fort Myers Sale. While there can be no assurances that the Company's position will prevail if challenged, the Company has received a written opinion from a "big six" accounting firm (other then Arthur Andersen LLP) that, under existing laws, it is more likely than not that the Company's position will prevail if challenged. This tax planning strategy (among others) would be eliminated, however, if certain proposals by the Joint Committee on Taxation were to be adopted by Congress. There can be no assurances that the Company will be able to implement this tax planning strategy before any of such proposals are adopted or that the Company's tax position would be "grandfathered" under any of such proposals, if adopted.

  The foregoing table also does not reflect $1.4 million which will be immediately payable to William J. Ryan, the Chief Executive Officer and President of Palmer, as a severance payment pursuant to his existing employment contract upon consummation of the Acquisition and approximately $2.6 million of severance payments which could become payable over several years pursuant to existing employment contracts between Palmer and its other executive officers. The Company has entered into an employment contract with William J. Ryan to continue as an officer after the consummation of the Acquisition and expects to enter into a comparable employment contract with M. Wayne Wisehart, the Chief Financial Officer of Palmer, and employment contracts with other key employees prior to the consummation of the Acquisition. Except for the $1.4 million payable to William J. Ryan, there can be no assurances as to the amount of payments that may be made to such officers, in recognition of such severance rights, whether or not they continue with the Company after the consummation of the Acquisition.

  If the Company were unable to borrow under the New Credit Facility and the Company also failed to find alternative sources of financing, the Company would be unable to consummate the Acquisition and would be in breach of its obligations under the Palmer Merger Agreement. Although the PCW Offering and Cellular Holdings Offering have been consummated, the notes issued thereunder are subject to mandatory redemption of 101% of the principal amount thereof, plus accrued interest thereon, if the Acquisition has not occurred by December 31, 1997 or if in the sole judgment of the Company it appears that the Acquisition will not be consummated by December 31, 1997. Pending the consummation of the Acquisition, the proceeds from these offerings, plus cash sufficient to pay principal, premium and interest through December 31, 1997, are being held in escrow by the trustee for the holders of such notes.

  Following the Acquisition, the Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The Company's principal uses of cash will be debt service requirements, capital expenditures and working capital.

  The following table sets forth the Company's scheduled estimated payments of principal and interest on a pro forma basis as if the Acquisition had occurred on January 1, 1997, assuming (i) an Exchange Offer in which 2,239,541 shares of the Palmer common stock are purchased prior to the Palmer Merger, (ii) the entry into the New Credit Facility with an interest rate of 8.5% and (iii) the redemption of the PIK Preferred Stock with a portion of the proceeds of the Cellular Holdings Offering.

                                         1997    1998    1999    2000    2001
                                        ------- ------- ------- ------- -------
Principal(1)........................... $     0 $     0 $38,070 $42,829 $44,970
Interest (excluding amortization of
 original issue discount)(2)...........  52,922  52,922  49,686  46,046  36,823
                                        ------- ------- ------- ------- -------
                                        $53,017 $53,017 $87,954 $89,076 $87,389
                                        ======= ======= ======= ======= =======

(1) If 3,000,000 shares of Palmer common stock were purchased in the Exchange Offer, the principal payments in 1997, 1998, 1999, 2000 and 2001 would have been $0, $0, $36.7 million, $41.3 million and $43.4 million, respectively. If 1,500,000 shares of Palmer common stock were purchased in the Exchange Offer, the principal payments in 1997, 1998, 1999 , 2000 and 2001 would have been $0 million, $0 million, $39.4 million, $44.3 million and $46.5 million respectively. If no shares of Palmer common stock were purchased in the Exchange Offer, principal payments in 1997, 1998, 1999, 2000 and 2001 would have been $0, $0, $42.2 million, $47.5 million and $49.9 million respectively.

(2) If 3,000,000 shares of Palmer common stock were purchased in the Exchange Offer, the interest payments in 1997, 1998, 1999, 2000 and 2001 would have been $51.8 million, $51.8 million, $48.6 million, $45.1 million and 36.0 million, respectively. If 1,500,000 shares of Palmer common stock were purchased in the Exchange Offer, the interest payments in 1997, 1998, 1999, 2000 and 2001 would have been $54.1 million, $54.1 million, $50.7 million, $46.9 million and $37.6 million, respectively. If no shares of Palmer common stock were purchased in the Exchange Offer, interest payments in 1997, 1998, 1999, 2000 and 2001 would have been $56.4 million, $56.4 million, $52.9 million, $48.8 million and $39.2 million, respectively.

  During the five years ended December 31, 1996, Palmer generated operating income (loss) of $(4.3 million), $2.16 million, $15.1 million, $26.6 million and $41.2 million in the years ended 1992, 1993, 1994, 1995 and 1996, respectively.

  The Company will be highly leveraged upon consummation of the Acquisition. The Company's ability to meet its debt service requirements, including those represented by the Notes and the New Credit Facility, will require significant and sustained growth in the Company's cash flow. Based on the historical growth in Palmer's cash flow from operations and the Company's assessment of Palmer's potential ability to increase market penetration while controlling costs, the Company believes that Palmer's cash flow from operations will be sufficient to enable the Company to meet its debt service requirements. If Palmer's cash flow from operations does not meet the Company's current expectations, the Company could seek alternative debt or equity financing. There can be no assurance, however, that the Company will be successful in improving its cash flow by a sufficient magnitude or in a timely manner or in raising additional equity or debt financing to enable the Company to meet its debt service requirements.

  Historically, Palmer met its capital requirements primarily through equity contributions, bank and intercompany debt and, to a lesser extent, through operating cash flow. The Company expects to meet its capital requirements following the Acquisition from cash from operations and borrowings under the New Credit Facility. Upon consummation of the Acquisition, the Company's only committed source of liquidity is expected to be the New Credit Facility. While the Company expects to have sufficient availability under the New Credit Facility to meet its liquidity needs, the terms of the New Credit Facility which determine the availability thereunder are still under negotiation. The Company has availability under the New Credit Facility for general corporate purposes and, if the Company's tax planning strategy is unsuccessful, to finance the $56.2 million tax payment due with respect to the Fort Myers Sale. There can be no assurances, however, that the New Credit Facility will be entered into. In addition, borrowings under the New Credit Facility will be subject to significant conditions, including compliance with certain financial ratios and the absence of any material adverse change.

  In 1996, Palmer spent approximately $38.5 million for capital expenditures. The Company expects to spend approximately $35 million and $25 million for capital expenditures for the years ended December 31, 1997 and 1998, respectively. The Company expects to use net cash provided by operating activities and borrowings available under the New Credit Facility to fund such capital expenditures.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1997                    Price Communications Corporation

                                                    /s/ Robert Price
                                          By __________________________________
                                                      Robert Price
                                              President and Chief Financial
                                                         Officer