Form 10-Q
period 1997-09-30
PRICE COMMUNICATIONS CORP
filed 1997-11-19
CIK 355787

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1997 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from       to      .

Commission file number 1-8309.

                       PRICE COMMUNICATIONS CORPORATION
     ---------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                 13-2991700

-------------------------------------     -------------------------------------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  45 ROCKEFELLER PLAZA, SUITE 3201
         NEW YORK, NEW YORK                               10020
-------------------------------------     -------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE                       (ZIP CODE)
              OFFICES)

                                (212) 757-5600
        ---------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

5,483,881 shares of Common Stock, par value $.01 per share, outstanding as of October 29, 1997.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1997

PART I--FINANCIAL INFORMATION




                                                                                      PAGE
                                                                                      NUMBER
                                                                                      ------
  ITEM. 1 FINANCIAL STATEMENTS
  Consolidated Balance Sheets at September 30, 1997 and December 31, 1996...            3
  Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended September 30, 1997 and 1996.................................            4
  Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended September, 1997 and 1996...........................................            6
  Notes to Consolidated Financial Statements......................... . . ..            7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS........................................ . . . .            9
PART II--OTHER INFORMATION..................................................           14
  SIGNATURES................................................................           15


               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)
                                  (Unaudited)

                                                       September 30,           December 31,
                                                           1997                    1996
                                                       -------------           ------------
Current Assets
   Cash and cash equivalents                           $   294,126             $    83,357
   Investment securities:
           Trading securities                              -                         4,046
           Available-for-sale securities                       304                   8,695
           Securities fair value adjustment                     89                     -
   Trade accounts receivables, net of
     allowance for doubtful accounts                        15,956                     489
   Receivables from other cellular carriers                  3,102                     -
   Net proceeds due from sale of cellular properties       191,028                     -
   Prepaid expenses                                          2,776                      18
   Inventory                                                 1,811                     -
                                                       -------------           ------------
           Total Current Assets                            509,192                  96,605

Net property, plant and equipment                          145,571                     159
Long-term investments                                       20,774                  18,204
Licenses, net of amortization                              799,081                     -
Deferred tax asset                                           1,280                     350
Notes receivable                                               540                     540
Other intangible assets and other assets,
  at cost less accumulated amortization                     11,077                      30
                                                       -------------           ------------
                Total Assets                           $ 1,487,515             $   115,888
                                                       =============           ============

Current Liabilities
  Accounts payable and accrued expenses                $    25,511             $     2,755
  Accrued acquisition costs                                 13,741                     -
  Purchase price payable *                                 458,791                     -
  Other liabilities                                          6,642                   3,311
                                                       -------------           ------------
          Total current liabilities                        504,685                   6,066

Long-term debt                                             637,486                 -
Deferred and other income taxes                            247,989                   1,043
Minority interests                                           7,445                 -
                                                       -------------           ------------
          Total liabilities                              1,397,605                   7,109

Stockholders' equity                                        89,910                 108,779
                                                       -------------           ------------
                                                       $ 1,487,515             $   115,888
                                                       =============           ============

* On October 6, 1997, $445,000 of this payable was funded through a syndicated senior loan facility and will be reflected as long-term debt.


     See accompanying notes to condensed consolidated financial statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                    ($ in thousands, except per share data)
                                  (Unaudited)


                                                      For the three months            For the nine months
                                                      ended September 30,             ended September 30,
                                                ---------------------------     ----------------------------
                                                     1997           1996             1997           1996
                                                ------------   ------------     -----------     ------------
Revenue:
  Service                                       $          -   $          -     $         -     $          -
  Equipment sales and installation                         -              -               -                -
  Net media revenue                                        -              -               -            2,962
                                                ------------   ------------     -----------     ------------
          Total revenue                                    -              -               -            2,962
                                                ------------   ------------     -----------     ------------

Operating expenses:
  Media operating expenses                                 -              -               -            2,132
  Engineering, technical and other direct                  -              -               -                -
  Cost of equipment                                        -              -               -                -
  Selling, general and administrative                    392            584           1,721            1,794
  Depreciation and amortization                          161             12             186              455
                                                ------------   ------------     -----------     ------------
          Total operating expenses                       553            596           1,907            4,381

          Operating (loss) Income                       (553)          (596)         (1,907)          (1,419)
                                                ------------   ------------     -----------     ------------
Other income (expense):
  Gain on sale of media properties                         -              -               -           95,452
  Interest expense, net                               (3,741)            (2)         (3,789)            (214)
  Other income (expense), net                          1,037          1,361           3,501            1,853
                                                ------------   ------------     -----------     ------------
          Total other income (expense)                (2,704)         1,359            (288)          97,091

  (Loss) income before minority interest
      & taxes                                         (3,257)           763          (2,195)          95,672
Minority interest                                          -              -               -                -
                                                ------------   ------------     -----------     ------------
   (Loss) income before taxes                         (3,257)           763          (2,195)          95,672
Income tax (benefit) expense                            (925)            68            (473)          24,934
                                                ------------   ------------     -----------     ------------
   Net (loss) income                             $    (2,332)   $       695     $    (1,722)     $    70,738
                                                ============   ============     ===========     ============

Net (loss) income per share of common stock      $     (0.42)   $      0.07     $     (0.24)     $      7.42
                                                ============   ============     ===========     ============

Average shares outstanding                         5,556,000      9,456,000       7,178,000        9,533,000
                                                ============   ============     ===========     ============

                                                                        (Palmer Wireless, Inc.)
                                                  For the three months              For the nine months
                                                  ended September 30,               ended September 30,
                                               ---------------------------      -----------------------------
                                                   1997             1996              1997          1996
                                               ----------      -----------      ------------     ------------
Revenue:
  Service                                      $   45,983      $    39,062      $    134,123     $    107,664
  Equipment sales and installation                  2,525            2,110             7,613            6,349
  Net media revenue                                     -                -                 -
                                               ----------      -----------      ------------     ------------
          Total revenue                            48,508           41,172           141,736          114,013
                                               ----------      -----------      ------------     ------------
Operating expenses:
  Media operating expenses                              -                -                 -
  Engineering, technical and other direct           7,745            7,161            23,301           17,961
  Cost of equipment                                 5,055            3,874            16,111           12,271
  Selling, general and administrative              13,811           11,865            41,014           33,842
  Depreciation and amortization                     8,184            6,295            23,313           18,167
                                               ----------      -----------      ------------     ------------
          Total operating expenses                 34,795           29,195           103,739           82,241
          Operating (loss) Income                  13,713           11,977            37,997           31,772
                                               ----------      -----------      ------------     ------------
Other income (expense):
  Gain on sale of media properties                     -                -                 -
  Interest expense, net                           (8,354)          (7,649)          (24,468)         (23,654)
  Other income (expense), net                         46            (183)               208             (242)
                                               ----------      -----------      ------------     ------------
          Total other income (expense)            (8,308)          (7,832)          (24,260)         (23,896)

  (Loss) income before minority interest
      & taxes                                      5,405            4,145            13,737            7,876
Minority interest                                   (528)            (539)           (1,310)          (1,562)
                                               ----------      -----------      ------------     ------------
   (Loss) income before taxes                      4,877            3,606            12,427            6,314
Income tax (benefit) expense                           -             (630)                -           (1,578)
                                               ----------      -----------      ------------     ------------
   Net (loss) income                           $   4,877      $     2,976      $     12,427    $       4,736
                                               ==========      ===========      ============     ============

     See accompanying notes to condensed consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                    ($ in thousands, except per share data)
                                  (Unaudited)


                                                      For the three months             For the nine months
                                                      ended September 30,              ended September 30,
                                                ---------------------------       --------------------------
                                                    1997             1996              1997           1996
                                                -----------      ----------       -----------    -----------
                                                                           (Pro Forma)
Revenue:
        Service                                 $    38,796      $   33,090      $   112,061     $   90,369
        Equipment sales and installation              2,120           1,727            6,260          5,182
        Net media revenue                                  -              -               -           2,962
                                                -----------      ----------       -----------     ----------
                Total revenue                        40,916          34,817          118,321         98,513
                                                -----------      ----------       -----------     ----------

Operating expenses:
        Media operating expenses                           -              -                -          2,132
        Engineering, technical and other direct       6,333           5,683            18,658        13,750
        Cost of equipment                             3,972           3,195            13,250        10,363
        Selling, general and administrative          12,196          10,653            36,180        30,896
        Depreciation and amortization                 7,551           5,623            21,242        17,146
                                                -----------      ----------       -----------     ----------
                Total operating expenses             30,052          25,154            89,330        74,287
                                                -----------      ----------       -----------     ----------

                Operating Income                     10,864           9,663            28,991        24,226
                                                -----------      ----------       -----------     ----------
Other income (expense):
        Gain on sale of media properties                   -              -                -         95,452
        Interest expense, net                        (8,153)         (3,746)          (16,357)      (11,763)
        Other income, net                             1,083           1,178             3,709         1,674
                                                -----------      ----------       -----------     ----------
                Total other income (expense)         (7,070)         (2,568)          (12,648)       85,363
                                                -----------      ----------       -----------     ----------

        Income before minority interest & taxes       3,794           7,096            16,343       109,589
Minority interest                                       (528)          (539)           (1,310)       (1,562)
                                                -----------      ----------       -----------     ----------
        Income before taxes                           3,266           6,557            15,033       108,027
Income tax (benefit) expense                           (925)           (562)             (473)       23,356
                                                -----------      -----------      -----------     ----------
        Net income                              $     4,191      $    7,119      $     15,506    $   84,671
                                                ===========      ===========      ===========     ==========

Net income per share of common stock            $       0.75     $     0.75      $       2.16    $     8.88
                                                ===========      ===========      ===========     ==========

Average shares outstanding                         5,556,000      9,456,000         7,178,000     9,533,000
                                                ===========      ===========      ===========     ==========

     See accompanying notes to condensed consolidated financial statements

            PRICE COMMUNICATIONS CORPORATION, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                               ($ in thousands)
                                  (Unaudited)

                                                                          For the nine months ended
                                                                               September 30,
                                                                             1997            1996
                                                                        -----------     -----------
Cash flows from operating activities:
        Net income                                                      $    (1,723)    $    70,738
                                                                        -----------     -----------
        Adjustments to reconcile net income to cash
          provided by operating activities:
                Depreciation and amortization                                   186             455
                Gain on disposal of property                                      -         (95,452)
                (Increase) in securities fair value adjustment                    -          (2,248)
                Decrease in accounts receivble                                  489           5,638
                (Increase) Decrease in prepaid expenses and other
                  assets                                                       (414)            734
                Decrease in film broadcast rights                                 -           1,764
                Decrease in accounts payable and accrued expenses            (1,894)           (648)
                (Decrease) in accrued interest and other liabilities              -          (5,111)
                Increase in income taxes and deferred taxes                       -           9,983
                Gain on sale of trading securities                             (606)              -
                                                                        -----------     -----------
                Total adjustments                                            (2,239)        (84,885)
                                                                        -----------     -----------
                        Net cash used in operating activities                (3,962)        (14,147)
                                                                        -----------     -----------

Cash flow from investing activities:
        Purchase of cellular property                                      (445,512)              -
        Proceeds from sale of media properties                                    -         156,007
        Sale (purchase) of marketable securities, net                           599         (15,031)
        Long term investments                                                     -          (2,500)
        Sale of available-for-sale securities                                29,276               -
        Purchase of available-for-sale securities                           (50,037)              -
        Capital expenditures                                                     (9)           (108)
                                                                        -----------     -----------
                        Net cash (used in) provided by investing
                          activities                                       (465,683)        138,368

Cash flows from financing activities:
        Proceeds from issuance of long term debt                            695,712               -
        Proceeds from issuance of warrants                                    4,287               -
        Proceeds from issuance of preferred stock                                45               -
        Repayment of long-term debt                                               -         (28,000)
        Repurchase of Company common stock                                  (21,675)         (3,043)
        Exercise of stock options                                             2,045             368
                                                                        -----------     -----------
                        Net cash provided by (used in) financing
                          activities                                        680,414         (30,675)
                                                                        -----------     -----------

                        Net increase in cash and cash equivalents           210,769          93,546
Cash and cash equivalents at the beginning of the period                     83,357           1,207
                                                                        -----------     -----------
Cash and cash equivalents at the end of the period                      $   294,126      $   94,753
                                                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company" or "Price"). All significant intercompany items and transactions have been eliminated. Effective September 30, 1997, the Company acquired all the outstanding shares of Palmer Wireless, Inc. ("Palmer"). The Company's balance sheet presentation for September 30, 1997 reflects the acquisition. Due to the significant changes in operations that have resulted from the acquisition of Palmer, the Company has elected to show Palmer's results of operations, as well as the Company's results of operations (see page 4). In addition, Pro-Forma Income Statements are presented on page 5 which reflect the combined operations of the two entities.

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

2. THE ACQUISITION

  On May 23, 1997, the Company, Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of the Company ("PCW")and Palmer entered into an Agreement and Plan of Merger (the "Palmer Merger Agreement") which provides, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Palmer Merger"). The Palmer Merger was effective as of September 30, 1997, at which time Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Palmer Merger Agreement, the Company has agreed to acquire each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and to purchase outstanding options and rights under Palmer's employee and director stock purchase plans for an aggregate purchase price of $486 million. In addition, the Company agreed to repay the outstanding indebtedness of Palmer which was $378 million at September 30, 1997. In connection with this transaction, PCW entered into an agreement to sell at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which generated proceeds to the Company of approximately $166 million) (the "Fort Myers Sale") and plans to sell its Georgia-1 RSA for approximately $25 million (the "GA-1 Sale"). The Fort Myers Sale and the GA-1 Sale, together with the Palmer Merger, collectively shall be the "Acquisition". The proceeds of the Fort Myers Sale and the GA-1 Sale will be used to fund a portion of the Acquisition.

  In order to fund the Acquisition and pay related fees and expenses, on July 10, 1997 PCW issued $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Notes"). On September 30, 1997, PCW

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES entered into a credit facility (the "Credit Facility") provided by a syndicate of banks, financial institutions and other accredited investors (as determined by Regulation D of the Securities Act). The credit facility includes a $325 million term loan faciliy and a $200 million revolving credit facility. On October 6, 1997, PCW borrowed $325 million under the term loan facility and $120 million under the revolving credit facility. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. The credit facility bears interest at a floating rate between .25% and 1.75% above the lenders' prime borrowing rate or between 1.25% and 2.75% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated total earnings before interest, taxes depreciation and amortization of the Company and its subsidiaries. The credit facility is secured by liens on substantially all of the real and personal property of PCW.

  An additional $47.5 million of the purchase price has been raised through an offering by Price Communications Cellular Holdings, Inc., a wholly-owned indirect subsidiary of the Company and the direct parent of PCW, of units consisting of Senior Secured Discount Notes due 2007 and warrants to purchase shares of Common Stock of the Company.

3. SHAREHOLDER'S EQUITY

  During the quarter ended September 30, 1997, the Company repurchased approximately 243,000 shares of its common stock at an average price of $7.98 per share.

  In September 1997, the Company entered into a transaction with NatWest Capital Markets Limited ("NatWest"), whereby the Company issued to NatWest 1,129 units (the "PIK Units") of PIK Preferred Stock and warrants ("PIK Warrants"), in part, in exchange for 2,291,953 shares of Common Stock held by NatWest and, in part, in payment of $3 million of NatWest's fee in connection with its acting as initial purchaser in connection with the Cellular Holdings Offering. Each PIK Unit consists of 1,000 shares of PIK Preferred Stock, each with a liquidation value of $25.00 per share, and PIK Warrants to purchase an aggregate of 582,112 shares of the Company's Common Stock, representing in the aggregate 10% of the fully diluted shares of Common Stock of the Company at an exercise price of $0.01 per share. The PIK Preferred Stock is callable, together with the PIK Warrants, by the Company, at any time in whole or in part on or prior to 90 days from issue date and at any time thereafter if NatWest or an affiliate is the holder of all the PIK Preferred Stock, at a redemption price equal to 100% of the liquidation preference of the PIK Preferred Stock, plus accrued dividends. On October 6, 1997 the Company repurchased The PIK units.

4. PER SHARE DATA

  Primary income per common share is based on income for the period divided by the weighted average number of shares of common stock and common stock equivalents outstanding, which was approximately 5,556,000 and 7,178,000 for the three and nine months ended September 30, 1997, respectively, and 9,456,000 and 9,533,000 for the three and nine months ended September 30, 1996, respectively.

  This Quarterly Report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward looking statements as a result of factors, many of which are outside the control of the Company. The accompanying information contained in this Quarterly Report, including without limitation the information set forth under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

RESULTS OF OPERATIONS

  The Company sold its television stations in February and March of 1996 and consequently has no operating revenues for the three and nine months ended September 30, 1997. Income earned in these periods is derived from the investment of its funds. Future acquisitions could substantially increase the Company's operating expenses, depreciation and amortization charges and interest expense. For these reasons, the results of the Company's historical operations may not be comparable from period to period or indicative of results in the future.

  Effective September 30, 1997, the Company, through an indirect subsidiary, acquired all the outstanding stock of Palmer Wireless, Inc. ("Palmer"). Palmer is engaged in the construction, development, management and operation of cellular telephone systems in the Southeastern United States. The results of Palmer's operations for the three and nine months ended September 30, 1997 are shown in the financial statements. In addition, Palmer's results of operations have been consolidated with those of the Company and are shown on a Pro Forma basis. These financial statements have been included as supplemental information to provide a basis for assessing the Company's future results of operation.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

  The Company did not have any results from operations for the three months ended September 30, 1997 or the three months ended September 30, 1996. Other income for the three months ended September 30, 1997 principally includes interest income of approximately $523,000 and realized gains on sale of marketable securities of approximately $383,000. Other income for the three months ended September 30, 1997 and the three months ended September 30, 1996 are not comparable as the Company was in a wind down period from its operating television stations and not principally concentrating on investing its funds as in the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

  The Company's results of operations are not comparable for the nine months ended September 30, 1997 to the nine months ended September 30, 1996 as the nine months ended September 30, 1996 include revenue from television stations which are not included in the nine month period ended September 30, 1997. Other income for the nine months ended September 30, 1997 includes recoveries on accounts and notes receivable of approximately $636,000, interest income of approximately $2,119,000 and gain on sales of marketable securities of approximately $606,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had approximately $294 million and $83 million in cash and cash equivalents at September 30, 1997 and December 31, 1996, respectively. The Company had approximately $5 million of working capital deficit at September 30, 1997.

  In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Robert Price, President of the Company, 728,000 shares of the Company's newly authorized Series A Preferred Stock and 364,000 shares of newly authorized Series B Preferred Stock.

  On May 23, 1997, the Company, Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of the Company ("PCW"), and Palmer entered into an Agreement and Plan of Merger (the "Palmer Merger Agreement") which provided, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Palmer Merger"). Pursuant to the Palmer Merger Agreement, the Company agreed to acquire each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and to purchase outstanding options and rights under Palmer's employee and director stock purchase plans for an aggregate purchase price of $486 million. In addition, the Company agreed to repay the outstanding indebtedness of Palmer of approximately $378 million ("Palmer Existing Indebtedness"). In connection with this transaction, PCW entered into an agreement to sell at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which generated proceeds to the Company of approximately $166 million) (the "Fort Myers Sale") and plans to sell its Georgia-1 RSA for approximately $25 million (the "GA-1 Sale"). The Fort Myers Sale and the GA-1 Sale together with the Palmer Merger collectively shall be the "Aquisition". The proceeds of the Fort Myers Sale and the GA-1 Sale will be used to fund a portion of the Acquisition.

  In order to fund the Acquisition and pay related fees and expenses, PCW issued (the "PCW Offering") $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Notes") and will enter into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325 million and revolving loan borrowings of $200 million ("the New Credit Facility"). Interest on the PCW Notes is payable semi-annually commencing on January 15, 1998. The PCW Notes are unsecured obligations of PCW and are subordinate in right of payment to senior indebtedness of PCW, including indebtedness under the New Credit Facility. The indenture under which the PCW Notes were issued imposes certain limitations on, among other things, the ability of PCW and its subsidiaries to incur indebtedness and to pay dividends to the Company. Upon certain acquisitions of more than 50% of the ownership of the Company's equity and upon a change in the majority of the Company's Board of Directors over any 12 month period that was not approved by a majority of the directors at the beginning of such 12 month period, the holders of the PCW Notes will have the right to cause the PCW Notes to be repurchased at 101% of the principal amount thereof, plus accrued and unpaid interest thereon. PCW has granted certain registration rights with respect to the PCW Notes.

  At the effective time of the Palmer Merger, PCW borrowed all term loans available under the New Credit Facility and approximately $120 million of revolving loans. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. On September 30, 1997, the Company executed the New Credit Facility. Loans under the New Credit Facility bear interest at a floating rate between .25% and 1.75% above the lenders' prime borrowing rate or between 1.25% to 2.75% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries. The New Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries and contains limitations on, among other things, the ability of the Company to pay dividends or incur additional indebtedness and requires the Company to maintain compliance with certain financial ratios.

  As additional financing for the Acquisition and the redemption of the PIK Preferred Stock and PIK Warrants, held by NatWest Capital Markets Limited, Price Communication Cellular Holdings, Inc., a wholly-owned subsidiary of the Company and the direct parent of PCW ("Cellular Holdings") issued (the "Cellular Holdings Offering") units consisting of $153.4 million in aggregate principal amount of its 13 1/2% Senior

Secured Discount Notes due 2007 (the "Cellular Holdings Notes") together with warrants to purchase 527,696 shares of Common Stock at an exercise price of $.01 per share. The issue price of the Cellular Holdings Notes (approximately $80 million in the aggregate) represents a yield to maturity of 13 1/2%; cash interest will not begin to accrue on the Cellular Holdings Notes prior to August 2, 2002 and will be first payable on February 1, 2003. Approximately $47.5 million of the proceeds of the Cellular Holdings Offering was used to fund the Acquisition, while the remainder was used to redeem the PIK Preferred Stock and the PIK Warrants. The Cellular Holdings Notes are guaranteed by a subsidiary of the Company (which in itself does not have any assets or operations) and secured by a pledge of the stock of Cellular Holdings. The holders of the Cellular Holdings Notes will have the right to cause Cellular Holdings to repurchase such Notes at 101% of the accrued value thereof upon certain change of control events parallel to those applicable to the PCW Notes. The indenture under which the Cellular Holdings Notes were issued contains restrictions on, among other things, the payment of dividends and the incurrence of indebtedness. The holders of the Cellular Holdings Notes have certain registration rights.

  The following table sets forth the estimated cash sources and uses of funds for the Acquisition, the contemplated redemption of the PIK Preferred Stock and the PIK Warrants and related fees and expenses.

   TOTAL SOURCES                                                   (IN MILLIONS)
   New Credit Facility
   Term Loan....................................................      $325.0
   Revolving Loan...............................................       120.0
   11 3/4% Senior Subordinated Notes due 2007...................       175.0
   13.5% Senior Secured Discount Notes due 2007.................        47.5
   Equity contributions by the Company..........................        80.7
   Proceeds from Fort Myers Sale and GA-1 Sale..................       191.0
                                                                      ------
   Total cash sources...........................................    $  939.2
                                                                      ------

   TOTAL USES:

   Cash consideration for Palmer common stock...................      $486.0
   Palmer Existing Indebtedness (as of September 30, 1997)......       378.0
   Estimated transaction fees and expenses......................        31.2
   Cash for Redemption of PIK Preferred Stock and PIK Warrants..        29.2
   Excess Cash .................................................        14.8
                                                                      ------
     Total uses.................................................      $939.2
                                                                      ======

  The foregoing table does not reflect any provision for any taxes payable in connection with the Fort Myers Sale and GA-1 Sale. The Company has a tax planning strategy which it believes will avoid the payment of the $51 million tax which would otherwise be payable in connection with the Fort Myers Sale and GA-1 Sale. While there can be no assurances that the Company's position will prevail if challenged, the Company has received a written opinion from a "big six" accounting firm (other than Arthur Andersen LLP) that, under existing laws, it is more likely than not that the Company's position will prevail if challenged. This tax planning strategy (among others) would be eliminated, however, if certain proposals by the Joint Committee on Taxation were to be adopted by Congress. There can be no assurances that the Company will be able to implement this tax planning strategy before any of such proposals are adopted or that the Company's tax position would be "grandfathered" under any of such proposals, if adopted.

  The foregoing table also does not reflect $1.4 million which will be immediately payable to William J. Ryan, the Chief Executive Officer and President of Palmer, as a severance payment pursuant to his existing employment contract upon consummation of the Acquisition and approximately $2.6 million of severance payments which would become payable over several years pursuant to existing employment contracts between Palmer and its other executive officers. The Company has entered into employment contracts with William J. Ryan, M. Wayne Wisehart, the Chief Financial Officer of Palmer, and other key employees to continue as officers after the consummation of the Acquisition. Except for the $1.4 million payable to William J. Ryan, there can be no assurances as to the amount of payments that may be made to such officers, in recognition of such severance rights, whether or not they continue with the Company after the consummation of the Acquisition.

   Following the Acquisition, the Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the New Credit Facility. The Company's principal uses of cash will be debt service requirements, capital expenditures and working capital.

  The following table sets forth the Company's scheduled estimated payments of principal and interest on a pro forma basis as if the Acquisition had occurred on January 1, 1997, assuming (i) an interest rate of 8.5% for the New Credit Facility and (ii) the redemption of the PIK Preferred Stock with a portion of the proceeds of the Cellular Holdings Offering.

                                         1997    1998    1999    2000    2001
                                        ------- ------- ------- ------- -------
Principal . ........................... $     0 $     0 $38,070 $42,829 $44,970
Interest (excluding amortization of
 original issue discount) .............  52,922  52,922  49,686  46,046  36,823
                                        ------- ------- ------- ------- -------
                                        $53,017 $53,017 $87,954 $89,076 $87,389
                                        ======= ======= ======= ======= =======

  Palmer is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. The information that follows represents historical information about Palmer and has not been adjusted to reflect the sale of Fort Myers or the pending sale of Georgia-1 properties.

  As of September 30, 1997, Palmer provided cellular telephone service to 337,345 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 18 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and nine Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.9 million. Palmer sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. Palmer markets all of its products and services under the nationally recognized service mark CELLULAR ONE.

  During the five years ended December 31, 1996, Palmer generated operating
(loss) income of $(4.3 million), $2.16 million, $15.1 million, $26.6 million and $41.2 million.

  In 1996, Palmer spent approximately $38.5 million for capital expenditures. The Company expects to spend approximately $35 million and $20 million for capital expenditures for the years ended December 31, 1997 and 1998, respectively. The Company expects to use net cash provided by operating activities and borrowings available under the New Credit Facility to fund such capital expenditures.

  The following is a summary of Palmer's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1996 and September 30, 1997.


Cellular Service Area                      December 31, September 30,
---------------------                          1996         1997

Albany, Georgia...........................      82.7%        86.5%
Augusta, Georgia..........................     100.0        100.0
Columbus, Georgia.........................      84.9         85.2
Macon, Georgia............................      99.1         99.2
Savannah, Georgia.........................      98.5         98.5
Dothan, Alabama...........................      92.3         94.6
Montgomery, Alabama.......................      91.9         92.8
Georgia 1 - RSA...........................     100.0        100.0
Georgia 6 - RSA...........................      94.8         95.0
Georgia 7 - RSA...........................     100.0        100.0
Georgia 8 - RSA...........................     100.0        100.0
Georgia 9 - RSA...........................     100.0        100.0
Georgia 10 - RSA..........................     100.0        100.0
Georgia 12 - RSA..........................     100.0        100.0
Georgia 13 - RSA..........................      N/A          86.5
Alabama 8 - RSA...........................     100.0        100.0
Fort Myers, Florida.......................      99.0         99.0
Panama City, Florida......................      77.9         78.4

  On February 1, 1997, one of Palmer's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA, for a total purchase price of $31.5 million, subject to certain adjustments.

  In connection with the acquisition of Palmer, the Fort Myers property was sold on October 6, 1997 and the Georgia-1 RSA is to be sold shortly.

  The following table sets forth for Palmer, for the periods indicated, the percentage, which certain amounts bear to total revenue.

                                                 Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                               ---------------------  ------------------------
                                                  1996         1997       1996          1997
Revenue:                                          ----         ----       ----          ----
Service......................................     94.9%        94.8%      94.6%         94.6%
Equipment sales and installation ............      5.1          5.2        5.4           5.4
                                                  ----         ----       ----         -----
  Total revenue..............................    100.0        100.0      100.0         100.0

Operating expenses:
Engineering, technical and other direct:
 Engineering and technical (1)...............      7.6          7.8        8.0           8.0
Other direct costs of services (2)...........      9.8          8.1       10.7           8.4
Cost of equipment (3)........................      9.4         10.4       10.3          11.4
Selling, general and administrative:
        Sales and marketing (4)..............      7.5          8.2        8.0           8.4
Customer service (5).........................      6.1          6.0        5.7           6.3
General and administrative (6)...............     15.2         14.3       15.0          14.2
Depreciation and amortization................     15.3         16.9        5.4          16.5
                                                  ----         ----       ----          ----
     Total operating expenses................     70.9         71.7       73.1          73.2

Operating income.............................     29.1%        28.3%      26.9%         26.8%
Operating income before depreciation
     and amortization (7)....................     44.4%        45.2%      42.3%         43.3%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

10.1 Fort Myers Sale Agreement. Incorporated by reference to Form S-4 filed on November 14, 1997.
10.2 Asset Purchase Agreement dated October 21, 1997 by and between MJ Cellular Company, L.L.C., Price Communications Wireless, Inc. and Price Communications Corporation. Incorporated by Reference to Form S-4 filed on November 14, 1997.
10.3 Employement Agreement with William J. Ryan. Incorporated by reference to Form S-4 filed on November 14, 1997.
10.4 Employment Agreement with M. Wayne Wisehart. Incorporated by reference to Form S-4 filed November 14, 1997
10.5 Employment Agreement with K. Patrick Meehan. Incorporated by reference to Form S-4 filed on November 14, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 1997                 Price Communications Corporation


                                          By  /s/ Robert Price
                                             ----------------------------------
                                                      Robert Price
                                              President and Chief Financial
                                                         Officer