Form 10-Q/A
period 1997-09-30
PRICE COMMUNICATIONS CORP
filed 1998-02-17
CIK 355787

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 for the transition period from       to      .

Commission file number 1-8309.

                       PRICE COMMUNICATIONS CORPORATION
        _______________________________________________________________
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEW YORK                                  13-2991700
_____________________________________   _____________________________________
 (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

45 ROCKEFELLER PLAZA, SUITE 3201                         10020
    NEW YORK, NEW YORK                  __________________________________
________________________________________               (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
      OFFICES)

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

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
                              September 30, 1997

PART I--FINANCIAL INFORMATION

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
 ITEM. 1 FINANCIAL STATEMENTS
 Condensed Consolidated Balance Sheets September 30, 1997 and December 31, 1996.               1
 Condensed Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 1997 and 1996................................................     2
 Condensed Consolidated Statements of Cash Flows for the Nine Months
  Ended September, 1997 and 1996..........................................................     3
 Notes to Condensed Consolidated Financial Statements.....................................     4
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS...............................................................     6
PART II--OTHER INFORMATION................................................................    15
SIGNATURES................................................................................    16

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               ($ in thousands)
                                  (Unaudited)

                                                          September 30,  December 31
                                                              1997          1996
                                                          -------------  -----------
          ASSETS

Current assets:
     Cash and cash equivalents                              $  290,640   $   83,357
     Investment securities                                      48,822       12,741
     Other current assets                                          760          507
                                                            ----------   ----------
          Total current assets                                 340,222       96,605

Net property, plant and equipment                                  130          159
Long-term investments                                                -       18,204
Deferred financing, net of amortization                         10,125            -
Other assets                                                       919          920
                                                            ----------   ----------
          Total assets                                      $  351,396   $  115,888
                                                            ==========   ==========



          LIABILITIES AND SHAREHOLDER'S EQUITY


Current Liabilities:
     Accounts payable and accrued expenses                  $    9,782   $    2,755
     Deferred tax liability                                          -        1,043
     Other current liabilities                                       -        3,311
                                                            ----------   ----------
          Total current liabilities                              9,782        7,109

Long-term debt                                                 252,327            -
                                                            ----------   ----------

          Total liabilities                                    262,109        7,109

Shareholder's Equity                                            89,287      108,779
                                                            ----------   ----------

          Total liabilities and shareholder's equity        $  351,396   $  115,888
                                                            ==========   ==========

     See accompanying notes to condensed consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)

                                                      For the three months      For the nine months
                                                      ended September 30,       ended September 30,
                                                    -----------------------   -----------------------
                                                       1997         1996         1997         1996
                                                    ----------   ----------   ----------   ----------
Revenue:
    Net media revenue                               $        -   $        -   $        -   $    2,962
                                                    ----------   ----------   ----------   ----------
        Total revenue                                        -            -            -        2,962
                                                    ----------   ----------   ----------   ----------
Operating expenses:
    Media operating expenses                                 -            -            -        2,132
    Selling, general and administrative                    392          584        1,721        1,794
    Depreciation and amortization                          161           12          186          455
                                                    ----------   ----------   ----------   ----------
        Total operating expenses                           553          596        1,907        4,381
                                                    ----------   ----------   ----------   ----------
        Operating loss                                    (553)        (596)      (1,907)      (1,419)
                                                    ----------   ----------   ----------   ----------
Other income (expense):
    Gain on sale of media properties                         -            -            -       95,452
    Interest expense, net                               (3,741)          (2)      (3,789)        (214)
    Other income (expense), net                          1,037        1,361        3,501        1,853
                                                    ----------   ----------   ----------   ----------
        Total other income (expense)                    (2,704)       1,359         (288)      97,091
                                                    ----------   ----------   ----------   ----------
    (Loss) income before taxes                          (3,257)         763       (2,195)      95,672
Income tax (benefit) expense                              (925)          68         (473)      24,934
                                                    ----------   ----------   ----------   ----------
    Net (loss) income                               $   (2,332)  $      695   $   (1,722)  $   70,738
                                                    ==========   ==========   ==========   ==========

Net (loss) income per share of common stock         $    (0.42)  $     0.07   $    (0.24)  $     7.42
                                                    ==========   ==========   ==========   ==========

Average shares outstanding                           5,556,000    9,456,000    7,178,000    9,533,000
                                                    ==========   ==========   ==========   ==========
                                                                 (Palmer Wireless, Inc.)
                                                      For the three months      For the nine months
                                                      ended September 30,       ended September 30,
                                                    -----------------------   -----------------------
                                                       1997         1996         1997         1996
                                                    ----------   ----------   ----------   ----------
Revenue:
    Service                                         $   45,983   $   39,062   $  134,123   $  107,664
    Equipment sales and installation                     2,525        2,110        7,613        6,349
                                                    ----------   ----------   ----------   ----------
        Total revenue                                   48,508       41,172      141,736      114,013
                                                    ----------   ----------   ----------   ----------
Operating expenses:
    Engineering, technical and other direct              7,745        7,161       23,301       17,961
    Cost of equipment                                    5,055        3,874       16,111       12,271
    Selling, general and administrative                 13,811       11,865       41,014       33,842
    Depreciation and amortization                        8,184        6,295       23,313       18,167
                                                    ----------   ----------   ----------   ----------
        Total operating expenses                        34,795       29,195      103,739       82,241
                                                    ----------   ----------   ----------   ----------
        Operating income                                13,713       11,977       37,997       31,772
                                                    ----------   ----------   ----------   ----------
Other income (expense):
    Interest expense, net                               (8,354)      (7,649)     (24,468)     (23,654)
    Other income (expense), net                             46         (183)         208         (242)
                                                    ----------   ----------   ----------   ----------
        Total other income (expense)                    (8,308)      (7,832)     (24,260)     (23,896)
                                                    ----------   ----------   ----------   ----------
    Income before minority interest and taxes            5,405        4,145       13,737        7,876
Minority interest                                         (528)        (539)      (1,310)      (1,562)
                                                    ----------   ----------   ----------   ----------
    Income before taxes                                  4,877        3,606       12,427        6,314
    Income tax benefit (expense)                             -         (630)           -       (1,578)
                                                    ----------   ----------   ----------   ----------
    Net (loss) income                               $    4,877   $    2,976   $   12,427   $    4,736
                                                    ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               ($ in thousands)
                                  (Unaudited)

                                                                                For the nine months ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                    1997          1996
                                                                                ----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                          $   (1,722)     $ 70,738
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
          Depreciation and amortization                                                186           455
          Accretion of interest                                                      1,614             -
          Gain on disposal of property                                                   -       (95,452)
          (increase) in securities fair value adjustment                                 -        (2,248)
          Decrease in accounts receivable                                                -         5,638
          (increase) in deferred financing costs                                   (10,273)            -
          (increase) decrease in other current assets                                 (253)          734
          Decrease in other assets                                                       1         1,764
          Increase (decrease) in accounts payable and accrued expenses               7,027          (648)
          (Decrease) increase in deferred tax liability                             (1,043)        9,983
          (Decrease) in other current liabilities                                   (3,311)       (5,111)
                                                                                ----------      --------
               Net cash used in operating activities                                (7,774)      (14,147)
                                                                                ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of media properties                                              -       156,007
     Purchase of marketable securities, net                                        (19,725)      (15,031)
     Long-term investments                                                               -        (2,500)
     Capital expenditures                                                               (9)         (108)
                                                                                ----------      --------
               Net cash used in investing activities                               (19,734)      138,368
                                                                                ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                      250,713             -
     Proceeds from issuance of warrants                                              4,287             -
     Proceeds from issuance of preferred stock                                          45             -
     Repayment of long-term debt                                                         -       (28,000)
     Repurchase of Company common stock                                            (22,299)       (3,043)
     Exercise of stock options                                                       2,045           368
                                                                                ----------      --------
               Net cash provided by (used in) financing activities                 234,791       (30,675)
                                                                                ----------      --------

               Net increase in cash and cash equivalents                           207,283        93,546

CASH AND CASH EQUIVALENTS, beginning of period                                      83,357         1,207
                                                                                ----------      --------

CASH AND CASH EQUIVALENTS, end of period                                        $  290,640      $ 94,753
                                                                                ==========      ========

           See notes to condensed consolidated financial statements

       PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company" or "Price"). All significant intercompany items and transactions have been eliminated. On October 6, 1997, the Company acquired all the outstanding shares of Palmer Wireless, Inc. ("Palmer"). Due to the significant changes in operations that have resulted from the acquisition of Palmer, the Company has elected to show Palmer's results of operations, as well as the Company's results of operations (see page 2).

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


2. THE ACQUISITION
  On May 23, 1997, the Company, Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of the Company ("PCW")and Palmer entered into an Agreement and Plan of Merger (the "Palmer Merger Agreement") which provides, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Palmer Merger"). The Palmer Merger was closed on October 6, 1997, at which time Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Palmer Merger Agreement, the Company has agreed to acquire each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and to purchase outstanding options and rights under Palmer's employee and director stock purchase plans for an aggregate purchase price of $486 million. In addition, the Company agreed to repay the outstanding indebtedness of Palmer which was $378 million at September 30, 1997. In connection with this transaction, PCW entered into an agreement to sell at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which generated proceeds to the Company of approximately $166 million) (the "Fort Myers Sale") and planned to sell its Georgia-1 RSA for approximately $25 million (the "GA-1 Sale"). The Fort Myers Sale and the GA-1 Sale, together with the Palmer Merger collectively shall be the "Acquisition". The proceeds of the Fort Myers Sale and the GA-1 Sale will be used to fund a portion of the Acquisition.

  In order to fund the Acquisition and pay related fees and expenses, on July 10, 1997 PCW issued $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Notes"). On September 30, 1997, PCW

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES entered into a credit facility (the "Credit Facility") provided by a syndicate of banks, financial institutions and other accredited investors (as determined by Regulation D of the Securities Act). The credit facility includes a $325 million term loan facility and a $200 million revolving credit facility. On October 6, 1997, PCW borrowed $325 million under the term loan facility and $120 million under the revolving credit facility. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. The credit facility bears interest at a floating rate between .25% and 1.75% above the lenders' prime borrowing rate or between 1.25% and 2.75% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated total earnings before interest, taxes depreciation and amortization of the Company and its subsidiaries. The credit facility is secured by liens on substantially all of the real and personal property of PCW.

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

RESULTS OF OPERATIONS

  The Company sold its television stations in February and March of 1996 and consequently had no operating revenues for the three and nine months ended September 30, 1997. Income earned in these periods was derived from the investment of its funds. Future acquisitions could substantially increase the Company's operating expenses, depreciation and amortization charges and interest expense. For these reasons, the results of the Company's historical operations may not be comparable from period to period or indicative of results in the future.

  On October 6, 1997, the Company, through an indirect subsidiary, acquired all the outstanding stock of Palmer Wireless, Inc. ("Palmer"). Palmer is engaged in the construction, development, management and operation of cellular telephone systems in the Southeastern United States. The results of Palmer's operations for the three and nine months ended September 30, 1997 are shown in the financial statements. These financial statements have been included as supplemental information to provide a basis for assessing the Company's future results of operation.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company had approximately $291 million and $83 million in cash and cash equivalents at September 30, 1997 and December 31, 1996, respectively. The Company had approximately $244 million of working capital at September 30, 1997.

  In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Robert Price, President of the Company, 728,000 shares of the Company's newly authorized Series A Preferred Stock and 364,000 shares of newly authorized Series B Preferred Stock.

  On May 23, 1997, the Company, Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of the Company ("PCW"), and Palmer entered into an Agreement and Plan of Merger (the "Palmer Merger Agreement") which provided, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Palmer Merger"). Pursuant to the Palmer Merger Agreement, the Company agreed to acquire each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and to purchase outstanding options and rights under Palmer's employee and director stock purchase plans for an aggregate purchase price of $486 million. In addition, the Company agreed to repay the outstanding indebtedness of Palmer of approximately $378 million ("Palmer Existing Indebtedness"). In connection with this transaction, PCW entered into an agreement to sell at the effective time of the Palmer Merger, Palmer's Fort Myers, Florida MSA for $168 million (which generated proceeds to the Company of approximately $166 million) (the "Fort Myers Sale") and planned to sell its Georgia-1 RSA for approximately $25 million (the "GA-1 Sale"). The Fort Myers Sale and the GA-1 Sale together with the Palmer Merger collectively shall be the "Aquisition". The proceeds of the Fort Myers Sale and the GA-1 Sale were used to fund a portion of the Acquisition.

  In order to fund the Acquisition and pay related fees and expenses, PCW issued (the "PCW Offering") $175 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "PCW Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325 million and revolving loan borrowings of $200 million ("the New Credit Facility"). Interest on the PCW Notes is payable semi-annually commencing on January 15, 1998. The PCW Notes are unsecured obligations of PCW and are subordinate in right of payment to senior indebtedness of PCW, including indebtedness under the New Credit Facility. The indenture under which the PCW Notes were issued imposes certain limitations on, among other things, the ability of PCW and its subsidiaries to incur indebtedness and to pay dividends to the Company. Upon certain acquisitions of more than 50% of the ownership of the Company's equity and upon a change in the majority of the Company's Board of Directors over any 12 month period that was not approved by a majority of the directors at the beginning of such 12 month period, the holders of the PCW Notes will have the right to cause the PCW Notes to be repurchased at 101% of the principal amount thereof, plus accrued and unpaid interest thereon. PCW has granted certain registration rights with respect to the PCW Notes.

  At the effective time of the Palmer Merger, PCW borrowed all term loans available under the New Credit Facility and approximately $120 million of revolving loans. The remaining revolving loans will, subject to a borrowing base and certain other conditions, be available to fund the working capital requirements of PCW. On October 6, 1997, the Company executed the New Credit Facility. Loans under the New Credit Facility bear interest at a floating rate between .25% and 1.75% above the lenders' prime borrowing rate or between 1.25% to 2.75% above the lenders' Euro-dollar base rate, depending on the ratio of the consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries. The New Credit Facility is secured by liens on substantially all of the real and personal property of the Company and its subsidiaries and contains limitations on, among other things, the ability of the Company to pay dividends or incur additional indebtedness and requires the Company to maintain compliance with certain financial ratios.

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


 TOTAL SOURCES                                                   (IN MILLIONS)
 New Credit Facility
 Term Loan....................................................      $325.0
 Revolving Loan................................................      120.0
 11 3/4% Senior Subordinated Notes due 2007...................       175.0
 13.5% Senior Secured Discount Notes due 2007.................        80.0
 Equity contributions by the Company..........................        77.4
 Proceeds from Fort Myers Sale and GA-1 Sale..................       191.0
                                                                    ------
 Total cash sources...........................................      $968.4
                                                                    ------

 TOTAL USES:
 Cash consideration for Palmer common stock...................      $486.4
 Palmer Existing Indebtedness (as of September 30, 1997)......       378.0
 Estimated transaction fees and expenses......................        37.8
 Cash for Redemption of PIK Preferred Stock and PIK Warrants..        29.2
  Excess Cash . . . . . . . . . . . . . . . . . .  .. . . . . . . .   37.0
                                                                    ------
   Total uses...................................................    $968.4
                                                                    ======

  The foregoing table does not reflect any provision for any taxes payable in connection with the Fort Myers Sale and GA-1 Sale. The Company has a tax planning strategy which it believes may avoid the payment of the $51 million tax which would otherwise be payable in connection with the Fort Myers Sale and GA-1 Sale. While there can be no assurances that the Company's position will prevail if challenged, the Company has received a written opinion from a "big six" accounting firm (other than Arthur Andersen LLP) that, under existing laws, it is more likely than not that the Company's position will prevail if challenged. This tax planning strategy (among others) would be eliminated, however, if certain proposals by the Joint Committee on Taxation were to be adopted by Congress. There can be no assurances that the Company will be able to implement this tax planning strategy before any of such proposals are adopted or that the Company's tax position would be "grandfathered" under any of such proposals, if adopted.

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

                                                                                    1997      1998     1999      2000      2001
                                                                                    -----     -----   --------  -------  -------
Principal........................................................................ $     0         0    $38,070  $42,829  $44,970
Interest (excluding amortization of
 original issue discount) .......................................................  52,922    52,922     49,686   46,046   36,823
                                                                                  $53,017   $53,017    $87,954  $89,076  $87,389
                                                                                  =======   =======    =======  =======  =======

        Palmer is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1997, Palmer provided cellular telephone service to 337,345 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 18 licensed service areas, composed of nine Metropolitan Service Areas ("MSAs") and nine Rural Service Areas ("RSAs"), with an aggregate estimated population of
3.9 million. Palmer sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores Palmer markets all of its products and services under the nationally recognized service mark CELLULAR ONE.

MARKET OWNERSHIP

        The following is a summary of Palmer's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1996 and September 30, 1997.

        Cellular Service Area                   December 31,    September 30,
                                                    1996            1997

        Albany, Georgia.....................        82.7%           82.7%
        Augusta, Georgia....................        100.0           100.0
        Columbus, Georgia...................         84.9            85.2
        Macon, Georgia......................         99.1            99.2
        Savannah, Georgia...................         98.5            98.5
        Dothan, Alabama.....................         92.3            92.5
        Montgomery, Alabama.................         91.9            92.8
        Georgia 1 - RSA.....................        100.0           100.0
        Georgia 6 - RSA.....................         94.8            95.1
        Georgia 7 - RSA.....................        100.0           100.0
        Georgia 8 - RSA.....................        100.0           100.0
        Georgia 9 - RSA.....................        100.0           100.0
        Georgia 10 - RSA....................        l00.0           100.0
        Georgia 12 - RSA....................        100.0           100.0
        Georgia 13 - RSS....................         N/A             82.7
        Alabama  8 - RSA....................        100.0           100.0
        Fort Myers,                                  99.0            99.0
        Florida..........................
        Panama City,                                 77.9            78.4
        Florida.....................

     On February 1, 1997, one of Palmer's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving Georgia Rural Service Area Market No. 383, otherwise known as Georgia-13 RSA, for a total purchase price of $31.5 million, subject to certain adjustments.

     In connection with the acquisition of Palmer by the Company, the Fort Myers property was sold on October 6, 1997 and the Georgia-1 RSA was sold in December, 1997.



RESULTS OF OPERATIONS

     The following table sets forth for the Palmer, for the periods indicated, the percentage, which certain amounts bear to total revenue.

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------     -----------------
                                     1996       1997        1996       1997

Revenue:
Service........................      94.9%      94.8%       94.6%      94.6%
Equipment sales and installation      5.1        5.2         5.4        5.4
     Total revenue.............     100.0      100.0       100.0      100.0


Operating expenses:
Engineering, technical and
 other direct:
     Engineering and technical
      (1)......................       7.6        7.8         8.0        8.0
     Other direct costs of
      services (2).............       9.8        8.1        10.7        8.4
Cost of equipment (3)..........       9.4       10.4        10.3       11.4
Selling, general and
 administrative:
     Sales and marketing (4)...       7.5        8.2         8.0        8.4
     Customer service (5)......       6.1        6.0         5.7        6.3
     General and
      administrative (6).......      15.2       14.3        15.0       14.2
Depreciation and amortization..      15.3       16.9        15.4       16.5
     Total operating expenses..      70.9       71.7        73.1       73.2

Operating income...............      29.1%      28.3%       26.9%      26.8%
Operating income before
 depreciation
     and amortization (7)......      44.4%      45.2%       42.3%      43.3%
-----------------

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Revenue. Service revenues totaled $46.0 million for the third quarter of 1997, an increase of 17.7% over $39.0 million for the third quarter of 1996. This increase was primarily due to a 31.2% increase in the average number of subscribers to 329,556 for the third quarter of 1997 versus 251,117 for the third quarter of 1996. The increase in subscribers is the result of internal growth, which Palmer attributes primarily to its strong sales and marketing efforts, and the recent acquisitions.

     Average monthly revenue per subscriber decreased 6.4% to $46.51 for the third quarter of 1997 from $49.70 for the third quarter of 1996. This is due to a common trend in the cellular telephone industry, where, on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into Palmer's markets.

     Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $2.5 million for the third quarter of 1997 from $2.1 million for the third quarter of 1996. As a percentage of total cellular revenue, equipment sales and installation revenue increased to 5.2% for 1997 from 5.1% for 1996, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers.

     Operating Expenses. Engineering and technical expenses increased by 20.9% to $3.8 million for the third quarter of 1997 from $3.1 million in the third quarter of 1996, due primarily to the increase in subscribers and the recent acquisitions. As a percentage of revenue, engineering and technical expenses increased to 7.8% from 7.6% for the third quarter of 1997 and 1996, respectively. The increase from 1996 to 1997 relates to the fixed costs associated with additional cell sites constructed and obtained in recent acquisitions. Palmer expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

     Other direct costs of services remained consistent at $4.0 million for the third quarter of 1997 and 1996. As a percentage of revenue, other direct costs of service decreased to 8.1% from 9.8%, reflecting the decrease in interconnection costs as a result of Palmer's renegotiations of interconnection agreements with the local exchange carriers ("LECs") in most of their markets.

     The cost of equipment increased 30.5% to $5.1million for the third quarter of 1997 from $3.9 million for the third quarter of 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin increased to (100.0%) for the third quarter of 1997 from (83.6%) for the third quarter of 1996. This increase in margin is a result of efforts to address market competition and improve market share. Palmer sold more telephones below cost in the third quarter of 1997 than in the same period of 1996.

     Sales and marketing costs increased 28.0% to $4.0 million for the third quarter of 1997 from $3.1 million for the same period in 1996. This increase is primarily due to the 6.7% increase in gross subscriber activations and the resulting increase in commissions and higher advertising costs. As a percentage of total revenue, sales and marketing costs increased to 8.2% from 7.5% for the third quarter of 1997 and 1996, respectively. The increase was due to increased advertising costs in response to market competition. Palmer's cost to add a net subscriber, including loss on telephone sales, increased to $597 for the third quarter of 1997 from

$416 for the third quarter of 1996. This increase in cost to add a net subscriber was caused primarily by increased losses from Palmer's sales of cellular telephones and an increase in commissions

     Customer service costs increased 15.8% to $2.9 million for the third quarter of 1997 from $2.5 million for the third quarter of 1996. As a percentage of revenue, customer service costs decreased to 6.0% from 6.1% for the third quarter of 1997 and 1996, respectively. The decrease was due primarily to higher revenue in the third quarter of 1997 than the same period in 1996, while costs remained relatively the same.

     General and administrative expenditures increased 10.8% to $6.9 million for the third quarter of 1997 from $6.3 million for the third quarter of 1996, due primarily to the increase cost associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of total revenue to 14.3% in the third quarter of 1997 from 15.2% in the third quarter of 1996. As Palmer continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

     Depreciation and amortization increased 30.0% to $8.2 million for the third quarter of 1997 from $6.3 million for the third quarter of 1996. This increase was primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 16.9% from 15.3% for the third quarter of 1997 compared to the third quarter of 1996.

     Operating income increased 14.5% to $13.7 million in the third quarter of 1997, from $12.0 million for the third quarter of 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.

     Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 9.2% to $8.4 million for the third quarter of 1997 versus $7.6 million for the third quarter of 1996.

     Income tax expense was $2.5 million in the third quarter of 1997 and $0.6 million in the third quarter of 1996 due to the increase in income before income taxes in 1997 and the fact that all remaining net operating loss carry forwards were recognized for financial statement purposes in 1996.

     Net income for the third quarter of 1997 was $2.4 million, or $0.09 per share, compared to net income of $3.0 million, or $0.10 per share, for the third quarter of 1996. The decrease in net income is primarily attributable to increases in income tax expense.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenue. Service revenues totaled $134.1 million for the nine months ended September 30, 1997, an increase of 20.0% over $111.8 million for the nine months ended September 30, 1996. This increase was primarily due to a 34.4% increase in the average number of subscribers to 313,611 as of September 30, 1997 versus 233,261 as of September 30, 1996. The increase in subscribers is the result of internal growth, which Palmer attributes primarily to its strong sales and marketing efforts, and recent acquisitions.

     Average monthly revenue per subscriber decreased 7.3% to $47.52 for the nine months ended September 30, 1997 from $51.28 for the same period in 1996. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers are. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into Palmer's markets.

     Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased by 19.9% to $7.6 million for the nine months ended September 30, 1997 compared to $6.3 million for the same period in 1996. The increase is due to the 18.6% increase in gross subscriber activations in the nine months ended September 30, 1997 compared to the same period in 1996. As a percentage of revenue, equipment sales and installation revenue remained at 5.4% for the nine month ended September 30, 1997 and for the same period in 1996.

     Operating Expenses. Engineering and technical expenses increased by 21.2% to $11.5 million for the nine month ended September 30, 1997 from $9.5 million in the same period 1996, due primarily to the increase in subscribers and recent acquisitions. As a percentage of revenue, engineering and technical expenses remained constant at 8.0% for the nine-month ended September 30, 1997 and 1996, respectively. Palmer expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen engineering and technical expenses.

     Other direct costs of services decreased 6.3% to $11.8 million for nine months ended September 30, 1997 from $12.6 million for the same period in 1996 reflecting the decrease in interconnection costs as a result of Palmer's renegotiations of interconnection agreements with the local exchange carriers ("LECs") in most of their markets. As a percentage of revenue, these costs of service decreased to 8.4% from 10.7%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base.

     The cost of equipment increased 31.3% to $16.1 million for the nine months ended September 30, 1997 from $12.3 million for the same period in 1996, due primarily to the increase in gross subscriber activations for the same period. The equipment sales margin decreased to (111.6%) for the nine months ended September 30, 1997 from (93.3%) for the same period in 1996. In an effort to address market competition and improve market sharePalmer sold more telephones below cost in the first half of 1997, on average, than in the same period of 1996.

     Sales and marketing costs increased 26.9% to $11.9 million for the nine months ended September 30, 1997 from $9.4 million for the same period in 1996. This increase is primarily due to the 18.6% increase in gross subscriber activations and the resulting increase in commissions. As a percentage of total revenue, sales and marketing costs increased to 8.4% from 8.0% for the nine months ended September 30, 1997 and 1996, respectively. Palmer's cost to add a net subscriber, including loss on telephone sales, increased to $510 for the nine months ended September 30, 1997 from $389 for the same period in 1996.
This increase in cost to add a net subscriber was caused primarily by increased losses from Palmer's sales of cellular telephones and an increase in commissions and advertising costs.

     Customer service costs increased 31.9% to $8.9 million for the nine months ended September 30, 1997 from $6.8 million for the same period in 1996. As a percentage of revenue, customer service costs increased to 6.3% from 5.7% for the nine months ended September 30, 1997 and 1996, respectively. The increase was due primarily to higher costs for billing support services.

     General and administrative expenditures increased 14.1% to $20.2 million for the nine months ended September 30, 1997 from $17.7 million for the same period in 1996, due primarily to the increase in the costs associated with supporting recent acquisitions. General and administrative expenses decreased as a percentage of revenue to 14.2% in the nine months ended September 30, 1997 from 15.0% for the same period in 1996. As Palmer continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

     Depreciation and amortization increased 28.3% to $23.3 million for the nine months ended September 30, 1997 from $18.2 million for the same period in 1996. This increase was primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 16.5% from 15.4% for the nine months ended September 30, 1997 and 1996, respectively.

     Operating income increased 19.6% to $38.0 million in the nine months ended September 30, 1997, from $31.8 million for the same period in 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.


Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 3.4% to $24.5 million from $23.7 million for the nine months ended September 30, 1997 and 1996.

     Income tax expense was not provided for the three and nine months ended September 30, 1997 as Palmer expects to recognize sufficient interest expense as a result of the acquisition to eliminate all income taxes. Palmer recognized $0.6 million and $1.6 million for the same periods in 1996.

     Net income for the nine months ended September 30, 1997 was $12.4 million, or $0.45 per share, compared to net income of $4.7 million, or $0.19 per share, for the same period in 1996. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses and to the elimination of income tax expense.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

 None

Item 2. Changes in Securities

 None

Item 3. Defaults upon Senior Securities

 None

Item 4. Submission of Matters to a Vote of Security Holders

 None

Item 5. Other Information

 Pro Forma Financial Information  previously reported

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

        10.3 Employement Agreement with William J. Ryan. Incorporated by reference to Form S-4 filed on November 14, 1997.

        10.4 Employment Agreement with M. Wayne Wisehart. Incorporated by reference to Form S-4 filed November 14, 1997.

        10.5 Employment Agreement with K. Patrick Meehan. Incorporated by reference to Form S-4 filed on November 14, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1998                 Price Communications Corporation

                                              /s/ Robert Price
                                         By __________________________________
                                                    Robert Price
                                           President and Chief Financial
                                                      Officer