Form 10-K405
period 1997-12-31
PRICE COMMUNICATIONS CORP
filed 1998-04-14
CIK 355787

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1997 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______ to ______

Commission file number 1-8309.


                          PRICE COMMUNICATIONS CORPORATION
                    --------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                         13-2991700
--------------------------------                       --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification Number)

45 Rockefeller Plaza, New York, New York                       10020
----------------------------------------------------       --------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (212) 757-5600
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                         on which registered
          -------------------                         ---------------------

Common Stock, par value $.01 per share                American Stock Exchange
                                                      Boston Stock Exchange
Securities registered pursuant to Section 12(g)       Chicago Stock Exchange
of the Act:  None.                                    Pacific Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to the Form 10-K.   [X]


                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

     Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the American Stock Exchange ("AMEX") on March 31, 1998 ($12.80 as reported in the Wall Street Journal): approximately
                                         ---- ------ -------
$73.1 million.

     The number of shares outstanding of the Company's common stock as of March 31, 1998 was 8,909,686


                      DOCUMENTS INCORPORATED BY REFERENCE

     None

                                    PART I

ITEM 1.   BUSINESS
          --------

GENERAL

     Unless otherwise indicated, all references herein to "PCC" refer to Price Communications Corporation and all references herein to the "Company" refer to PCC and its subsidiaries and their respective predecessors. References herein to the "Acquisition" refer to the acquisition by Price Communications Wireless, Inc. ("PCW"), a wholly-owned indirect subsidiary of PCC, of Palmer Wireless, Inc. ("Palmer") and the related sales of the Fort Myers and Georgia-1 systems of Palmer, as described below under "The Acquisition." As used herein, the terms "PCW" and "Palmer" include their respective subsidiaries and predecessors. References to Holdings are to Price Communications Cellular Holdings, Inc., an indirect wholly-owned subsidiary of PCC and the holder of 100% of the outstanding capital stock of PCW. PCC was organized in New York in 1979 and began active operations in 1981. Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is
(212) 757-5600. Except for historical financial information and unless otherwise indicated, all information presented below relating to the Company and PCW, including Pops, Net Pops and the systems, gives effect to the consummation of the Acquisition (including the sales of the Fort Myers and Georgia-1 systems). See "Certain Terms" for definitions of certain terms used herein.

     The Company has historically been a nationwide communications company owning and then disposing of a number of television, radio, newspaper, cellular telephone and other communications and related properties. The Company's business strategy is to acquire communications properties at prices it considers attractive, finance such properties on terms satisfactory to it, manage such properties in accordance with its operating strategy and dispose of them if and when the Company determines such dispositions to be in its best interests.
Prior to 1995 the Company owned a number of television, radio, newspaper and other media and related properties which were disposed of pursuant to the Company's long-standing policy of buying and selling media properties at times deemed advantageous by the Company's Board of Directors. On October 6, 1997, PCW acquired Palmer in the acquisition described below.

     The Company is currently engaged through PCW in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1997, the Company provided cellular telephone service to 309,606 subscribers in Georgia, Alabama and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

        The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers and to implement new technologies as soon as economically practicable. Through its participation in the North American Cellular Network ("NACN"), the Company is able to offer seven-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants. By marketing its products and services under the CELLULARONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

MARKETS AND SYSTEMS

        The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of December 31, 1997, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage, the Net Pops and the date of initial operation of such system by Palmer or a predecessor operator.


                         ESTIMATED                            DATE SYSTEM
  SERVICE AREA         POPULATION(1)  PERCENTAGE    NET POPS  OPERATIONAL
  ---------------      -------------  ----------   ---------  -----------
  Albany, GA.......       118,527         86.5%      102,526       4/88
  Augusta, GA......       439,116        100.0       439,116       4/87
  Columbus, GA.....       254,150         85.2       216,518      11/88
  Macon, GA........       313,686         99.2       311,234      12/88
  Savannah, GA.....       283,978         98.5       279,718       3/88
  Georgia-6 RSA....       199,516         96.3       192,134       4/93
  Georgia-7 RSA....       134,376        100.0       134,376      10/91
  Georgia-8 RSA....       157,451        100.0       157,451      10/91
  Georgia-9 RSA....       119,410        100.0       119,410       9/92
  Georgia-10 RSA...       149,699        100.0       149,699      10/91
  Georgia-12 RSA...       211,799        100.0       211,799      10/91
  Georgia-13 RSA...       147,392         86.5       127,494      10/90
  Dothan, AL.......       136,160         94.6       128,807       2/89
  Montgomery, AL...       318,371         92.8       295,430       8/88
  Alabama-8, RSA...       171,993        100.0       171,993       7/93
                        ---------                  ---------

 Subtotal..........     3,155,624                  3,037,705
                        ---------                 ----------

  Panama City, FL..       146,018         78.4       114,493       9/88
                        ---------                    -------

 Total.............     3,301,642                  3,152,198
                        ---------                 ----------

(1)  Based on population estimates for 1996 from the DLJ 1997 Fall Book.

GEORGIA/ALABAMA

        In 1988, Palmer acquired controlling interests in the licenses to operate cellular telephone systems in the four MSAs (Montgomery and Dothan, Alabama and Columbus and Albany, Georgia) that make up the core of its Georgia/Alabama cluster. Palmer continued to increase its presence in this market by acquiring additional cellular service areas in 1989 (Macon, Georgia
MSA), 1992 (Georgia-9 RSA), 1993 (Alabama-8 RSA), 1994 (Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA and Georgia-12 RSA), 1995 (Savannah, Georgia MSA and Augusta, Georgia MSA) and 1996 (Georgia-1 RSA and Georgia-6 RSA). The Augusta, Georgia MSA includes Aiken County in South Carolina. In 1994, Palmer also received an IOA from the FCC to provide service in two counties within the southern portion of the Alabama-5 RSA. In the aggregate, these markets (excluding the Alabama-5 RSA where the Company has only an IOA) now cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land, during the last several years there has been an influx of new manufacturing plants in this market. As of December 31, 1997 the Company utilized 207 cell sites in this cluster (including three cell sites in the Alabama 5 RSA), 23 of which were constructed by the Company in 1995, 42 of which were placed in service in 1996, and 26 of which were placed in service in 1997.

PANAMA CITY

        Palmer acquired control of the non-wireline cellular license for the Panama City, Florida market in 1991. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 1997, the Company utilized 12 cell sites in this market.

STRATEGY

        The Company's four strategic objectives are to: (1) expand its revenue base by increasing penetration in existing service areas and encouraging greater usage among its existing customers, (2) provide high-quality customer service to create and maintain customer loyalty, (3) enhance performance by aggressively pursuing opportunities to increase operating efficiencies and (4) expand its regional wireless communications presence by selectively acquiring additional interests in cellular telephone systems (including minority interests). Specifically, the Company strives to achieve these objectives through implementation of the following:

        Aggressive, Direct Marketing. The Company employs a two-tier direct
        ----------------------------
sales force. A retail sales force handles walk-in traffic at the Company's 34 retail outlets, and a targeted sales staff solicits certain industry and government subscribers. The Company's management believes that its internal sales force is more likely than independent agents to successfully select and screen new subscribers and select pricing plans that realistically match subscriber means and needs.

        Flexible, Value-Oriented Pricing Plans. The Company provides a range of
        --------------------------------------
pricing plans, each of which includes a monthly access fee and a bundle of "free" minutes. Additional home rate minutes are charged at rates ranging from $0.05 per minute to $0.30 per minute depending on usage plan and time of day. In addition, the Company offers wide area home rate roaming in the Company's systems and low flat rate roaming in a six state region in the Southeastern United States.

        The Company believes that an increase in its bundled minute offerings will encourage greater customer usage. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e., they can increase their cellular phone usage without seeing large corresponding increases in their cellular bill.

        Adopting State of the Art System Design. The Company's network allows
        ---------------------------------------
the delivery of full personal communication services ("PCS") functionality to its digital cellular customers, including primarily caller ID, short message paging and extended battery life. The Company's network provides for "seamless handoff" between digital cellular and PCS operators that, like the Company, employ TDMA (Time Division Multiple Access) technology, one of three industry standards and the one employed by AT&T and others; i.e. the Company's customers may leave the Company's service area and enter an area serviced by a PCS provider using TDMA technology without noticing the difference, and vice versa. The Company believes this innovation will allow the Company to be the roaming partner of choice for such PCS operators. The Company has already reached an agreement with AT&T with respect to PCS roaming and expects that other PCS operators may choose, like AT&T, to concentrate PCS buildout in urban centers rather than the more rural areas in which the Company concentrates.

        Focusing on Customer Service. Customer service is an essential element
        ----------------------------
of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluations, customer evaluations, account adjustments and rate plan changes. In addition, subscribers are able to report cellular telephone service or account problems to the Company's headquarters 24 hours a day. To ensure high-quality service, Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum satisfaction level in order to continue using the Cellular One service mark. The Company has repeatedly ranked number one in customer satisfaction among all Cellular One operators (#l MSA in 1997, 1996, 1995, 1993, and 1992; #1 RSA in
1995).

        Agressive Cost Control Efforts. The Company believes that its monthly
        ------------------------------
operating costs per subscriber rank among the lowest in the industry. The Company's management attributes this competitive advantage to a variety of factors, including the efficiencies associated with its direct sales force, extensive use of in-house technical and engineering staff, maintenance of aggressive fraud control procedures and in-house billing capabilities, as well as general efforts to reduce corporate general and administrative expenses. The Company has also realized substantial savings on its interconnection charges from landline carriers by using its own microwave and fiber optic network to connect cellular switching equipment to cell sites without the use of landline carriers.

THE ACQUISITION

        On May 23, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). On October 6, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and director stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, the Company assumed all outstanding indebtedness of Palmer of approximately $378.0 million ("Palmer Existing Indebtedness"), making the aggregate purchase price for Palmer (including transaction fees and expenses) approximately $880 million. The Company refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

        PCW entered into an agreement (the "Fort Myers Sale Agreement") to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million (the "Fort Myers Sale"). On October 6, 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer.

        On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. (the "Georgia Sale Agreement") which provided for the sale by PCW, for $25 million, of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 and generated proceeds to the Company of $24.2 million. The proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the acquisition of Palmer.

        In order to fund the Acquisition and pay related fees and expenses, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "Old Senior Subordinated Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million (the "New Credit Facility"). On October 6, 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans. DLJ Capital Funding, Inc. ("DLJ Capital Funding") provided and syndicated the New Credit Facility. See "Description of New Credit Facility."

        The acquisition of Palmer was also funded in part through a $44 million equity contribution from PCC which was in the form of cash and common stock of Palmer. An additional amount of approximately $76 million of the purchase price for the Acquisition was raised from the issuance and sale for $80 million of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 of Holdings (the "Old Discount Notes")and warrants to purchase shares of Common Stock of PCC (the "Offering"). In December 1997 and March 1998, the Old Senior Subordinated Notes and the Old Discount Notes were exchanged by the holders thereof for 13 1/2% Series B Senior Secured Discount Notes due 2007 (the "Discount Notes") of Holdings and 11 3/4% Series B Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") of PCW, respectively. The terms of the Discount Notes and the Senior Subordinated Notes are identical in all material respects to the Old Discount Notes and Old Senior Subordinated Notes, respectively, except that the offers of the Discount Notes and the Senior Subordinated Notes were registered under the Securities Act of 1933, as amended, and therefore, the Discount Notes and the Senior Subordinated Notes are not subject to certain transfer restrictions, registration rights and related liquidated damages provisions applicable to the Old Discount Notes and the Old Senior Subordinated Notes, respectively.

RISK FACTORS

        In addition to the other matters described herein, holders of PCC's Common Stock should carefully consider the following risk factors.

        Leverage and Liquidity.  The Company is highly leveraged which could
        ----------------------
limit significantly its ability to make acquisitions, withstand competitive pressures or adverse economic conditions, obtain necessary financing or take advantage of business opportunities that may arise.

        The Company's only committed source of liquidity is the New Credit Facility, under which $87 million of revolving loans remain available. The Company expects to have sufficient availability under the New Credit Facility to meet its liquidity needs for the next 12 months. The Company intends to use the availability under the New Credit Facility for general corporate purposes and, if the Company's tax planning strategy is unsuccessful, to finance the $50.5 million tax payment which may be due with respect to the Fort Myers Sale and Georgia Sale. See "Notes to Consolidated Financial Statements." Borrowings under the New Credit Facility are subject to significant conditions, including compliance with certain financial ratios and the absence of any material adverse change. The Company's ability to meet its working capital and operational needs and to provide funds for debt service, capital expenditures and other cash requirements is dependent upon the availability of financing under the New Credit Facility. In addition, the Company intends to pursue opportunities to acquire additional cellular telephone systems which, if successful, will require the Company to obtain additional equity or debt financing to fund such acquisitions. There can be no assurances as to the availability or terms of any such financing or that the terms of the Discount Notes, the Senior Subordinated Notes or the New Credit Facility will not restrict or prohibit any such debt financing.

        The Company's ability to meet its debt service requirements will require significant and sustained growth in the Company's cash flow. In addition, the Company expects to fund its growth strategy from cash from operations and borrowings under the New Credit Facility. There can be no assurance that the Company will be successful in improving its cash flow by a sufficient magnitude or in a timely manner or in raising additional equity or debt financing to enable the Company to meet its debt service requirements or to sustain its growth strategy. In addition, if the Company is unable to avoid the $50.5 million tax payment which may be due with respect to the Fort Myers Sale and Georgia Sale, the Company may be required to obtain additional equity or debt financing. There can be no assurances that the Company would be successful in procuring any such financing. See "Description of New Credit Facility."

        Limitations on Access to Cash Flow of Subsidiaries. The Company does not
        --------------------------------------------------
have, and may not in the future have, any assets other than the common stock of its subsidiaries. The New Credit Facility and other financing instruments to which the Company and its subsidiaries are or may in the future be a party impose, and in the future may impose, substantial restrictions on the ability of the Company's subsidiaries to pay dividends to the Company. Any payment of dividends to the Company is subject to the satisfaction of certain financial conditions set forth in the New Credit Facility and other financing documents as well as restrictions under applicable state corporation law. The Company has not in the past paid any dividends to its common shareholders, and does not expect to pay any dividends to common shareholders in the foreseeable future. The ability of the Company and its subsidiaries to comply with the conditions of its financial obligations may be affected by events that are beyond the control of the Company. The breach of any such conditions could result in a default under the New Credit Facility and/or other financing agreements and in the event of any such default, the lenders under the New Credit Facility or the holders of certain other indebtedness could elect to accelerate the maturity of the loans under such facility or such other indebtedness. In the event of such acceleration, all such outstanding debt would be required to be paid in full before any cash could be distributed to the Company. There can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay all outstanding indebtedness or meet other financial obligations. See "Description of New Credit Facility."

        Net Losses.  For the second half of 1997, the Company incurred net
        -----------
losses of approximately $9.5 million. There can be no assurance that the Company's future operations will generate sufficient earnings to pay its obligations. The Company expects to incur net losses for several years. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Competition.  Although current policies of the FCC authorize only two
        -----------
licensees to operate cellular telephone systems in each cellular market, there is, and the Company expects there will continue to be, competition from the other licensee authorized to serve each cellular market in which the Company operates, as well as from resellers of cellular service. Competition for subscribers between cellular licensees is based principally upon the services and enhancements offered, the technical quality of the cellular telephone system, customer service, system coverage and capacity and price. The Company competes with a wireline licensee in each of its cellular markets, some of which are larger and have access to more substantial capital resources than the Company.

        The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR") systems and paging services. ESMR is a digital transmission system providing for "cellular-like" communications service. The Company also faces limited competition from and may in the future face increased competition from PCS. It is expected that broadband PCS will involve a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS may be capable of offering, and PCS operators claim they will offer, additional services not offered by cellular providers. PCS subscribers could have dedicated personal telephone numbers and would communicate using small digital radio handsets that could be carried in a pocket or purse. There can be no assurances that the Company will be able to provide nor that it will choose to pursue, depending on the economics thereof, such services and features. The Company currently believes that traditional tested cellular is economically proven unlike many of these other technologies and therefore does not intend to pursue such other technologies.

        Although the Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest, there can be no assurance that one or more of the technologies currently utilized by the Company in its business will not become obsolete at some time in the future. See "--Competition."

        The Company also faces competition from "resellers." The FCC requires all cellular licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public.

        Potential for Regulatory Changes and Need for Regulatory Approvals. The
        ------------------------------------------------------------------
licensing, construction, operation, acquisition, assignment and transfer of cellular telephone systems, as well as the number of licensees permitted in each market, are regulated by the FCC. Changes in the regulation of cellular activities could have a material adverse effect on the Company's operations. In addition, all cellular licenses in the United States are granted for an initial term of up to 10 years and are subject to renewal. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 1998 (three); 2000 (two); 2001 (four); 2002 (two); 2006 (one);
and 2007 (four). While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a renewal expectancy in favor of licensees that have complied with their regulatory obligations during the relevant license period, there can be no assurance that all of the Company's licenses will be renewed in due course. In the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. The non-renewal of licenses could have a material adverse effect on the Company's results of operations. See "--Regulation."

        Fluctuations in Market Value of License. A substantial portion of the
        ---------------------------------------
Company's assets consists of its interests in cellular licenses. The assignment of interests in such licenses is subject to prior FCC approval and may also be subject to contractual restrictions, future competition and the relative supply and demand for radio spectrum. The future value of the Company's interests in its cellular licenses will depend significantly upon the success of the Company's business. While there is a current market for the Company's licenses, such market may not exist in the future or the values obtainable may be significantly lower than at present. As a consequence, in the event of the liquidation or sale of the Company's assets, there can be no assurance that the proceeds would be sufficient to pay the Company's obligations, and a significant reduction in the value of the licenses could require a charge to the Company's results of operations.

        Reliance on Use of Third Party Service Mark. The Company currently uses
        -------------------------------------------
the registered service mark CELLULARONE to market its services. The Company's use of this service mark is governed by five-year contracts between the Company and Cellular One Group, the owner of the service mark. See "-Description of Cellular One Agreements." If these agreements are not renewed upon expiration and the Company therefore is no longer permitted to use the CELLULARONE service mark, the Company's ability both to attract new subscribers and to retain existing subscribers could be materially affected. In addition, if for some reason beyond the Company's control, the name CELLULARONE were to suffer diminished marketing appeal, the Company's ability both to attract new subscribers and retain existing subscribers could be materially affected. AT&T Wireless Services, Inc., which has been the single largest user of the CELLULARONE service mark, has significantly reduced its use of the service mark as a primary service mark. There can be no assurance that such reduction in use by AT&T Wireless will not have an adverse effect on the marketing appeal of the brand name.

        Dependence on Key Personnel. The Company's affairs are managed by a
        ---------------------------
small number of key management and operating personnel, the loss of whom could have an adverse impact on the Company. Robert Price, a Director, the President, Chief Executive Officer and Treasurer of PCC, also serves as a Director and Chairman of PriCellular Corporation ("PriCellular"), another operator of cellular telephone systems. The Company believes that Mr. Price's positions with the Company and PriCellular complement one another and benefit both companies because the systems they operate are similar but do not directly compete with one another. Mr. Price's employment agreement with PriCellular provides that he may not be an employee of or have an ownership interest in any company engaged in the operation of cellular telephone systems in the United States other than PriCellular and that any such other company may not acquire any additional cellular telephone system within the United States, in each case, without the unanimous consent of the executive committee of the Board of Directors of PriCellular. The executive committee of the Board of Directors of PriCellular has approved the acquisition of Palmer by PCC. Although the Company and PriCellular historically have not imposed inconsistent demands on Mr. Price's availability, there can be no assurances that such conflicts will not arise in the future. In March 1998, PriCellular entered into an agreement to be sold. Upon consummation of such sale, the restrictions imposed upon Mr. Price's activities by said employment agreement would terminate.

        PCW entered into employment contracts with William J. Ryan and
M. Wayne Wisehart to remain as officers of PCW and also entered into employment contracts with other key employees of Palmer prior to the consummation of the Acquisition. The success of the Company's operations and expansion strategy depends on its ability to retain and to expand its staff of qualified personnel in the future. Effective April 1, 1998, Mr. Ryan commenced to serve as Chairman of the Board and Mr. Wisehart as President and Chief Executive Officer of PCW.

        Radio Frequency Emission Concerns. Media reports have suggested that
        ---------------------------------
certain radio frequency ("RF") emissions from portable cellular telephones may be linked to certain types of cancer. In addition, recently a limited number of lawsuits have been brought, not involving the Company, alleging a connection between cellular telephone use and certain types of cancer. Concerns over RF emissions and interference may have the effect of discouraging the use of cellular telephones, which could have an adverse effect upon the Company's business. As required by the Telecom Act, in August 1996, the FCC adopted new guidelines and methods for evaluating RF emissions from radio equipment, including cellular telephones. While the new guidelines impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently marketed and in use comply with the new standards.

        The Company carries $4.0 million in General Liability insurance and $25 million in umbrella liability coverage. This insurance would cover any liability suits with respect to human exposure to radio frequency emissions. The Company believes that this coverage is adequate to cover potential liabilities.

        Fraudulent Conveyance Statutes. Various laws enacted for the protection
        ------------------------------
of creditors may apply to the incurrence of indebtedness and other obligations by the Company and certain of its subsidiaries in connection with the acquisition of Palmer. If a court were to find in a lawsuit by an unpaid creditor or representative of creditors of the Company or any such subsidiary that the Company or such subsidiary did not receive fair consideration or reasonably equivalent value for incurring such indebtedness or other obligation and, at the time of such incurrence, the Company or such subsidiary (i) was insolvent; (ii) was rendered insolvent by reason of such incurrence; (iii) was engaged in a business or transaction for which the assets remaining in the Company or such subsidiary constituted unreasonably small capital; or (iv) intended to incur or believed it would incur obligations beyond its ability to pay such obligations as they mature, such court, subject to applicable statutes of limitation, could determine to invalidate, in whole or in part, such indebtedness and obligations as fraudulent conveyances or subordinate such indebtedness and obligations to existing or future creditors of the Company or such subsidiary.

        The measure of insolvency for purposes of the foregoing will vary depending on the law of the jurisdiction which is being applied. Generally, however, the Company or a subsidiary thereof would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they become absolute and matured. On the basis of the Company's historical financial information, its recent operating history and other factors, the Company's management believes that, after giving effect to indebtedness incurred in connection with the acquisition of Palmer and the other related financings, the Company and its subsidiaries will not be rendered insolvent, they will have sufficient capital for the businesses in which they will be engaged and they will be able to pay their debts as they mature; however, management has not obtained any independent opinion regarding such issues. There can be no assurances as to what standard a court would apply in making such determinations.

        To the extent that a subsidiary is deemed to have undertaken indebtedness or other obligations for the benefit of a parent corporation or shareholder, such indebtedness or other obligation also may be subject to review under relevant federal and state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of such subsidiary. In such case, the analysis set forth above would generally apply, except that the indebtedness or other obligation could also be subject to the claim that, since the indebtedness or other obligation was incurred for the benefit of the parent corporation or shareholder, the obligations of the subsidiary thereunder were incurred for less than reasonably equivalent value or fair consideration. A court could, among other things, avoid the subsidiary's obligation or subordinate the obligation to other indebtedness of the subsidiary.

        Equipment Failure, Natural Disaster.  Although the Company carries
        -----------------------------------
"business interruption" insurance, a major equipment failure or a natural disaster affecting any one of the Company's central switching offices or certain of its cell sites could have a significant adverse effect on the Company's operations.

        Potential Antitakeover Effect of Class A and Class B Preferred Stock.
        --------------------------------------------------------------------
Although the Board of Directors and Compensation Committee of the Company believe that the provisions of the Company's Series A Preferred Stock and Series B Preferred Stock provide the Company's President and Chief Executive Officer with incentive to maximize shareholder value by providing such officer with significant profit upon the consummation of various business combination transactions providing the holders of the Common Stock with a payment per share (or upon the Common Stock trading at such prices for certain periods) significantly in excess of the market price of the Company's Common Stock at the time such Preferred Stock was issued, the Series A Preferred Stock and Series B Preferred Stock may be viewed as having the potential effect of discouraging a bidder's proposal to acquire control of or merge with the Company in that such Preferred Stock would increase the cost to a bidder of certain of such transactions. In addition, the votes cast by such shares of Preferred Stock (a total of 1,422,133 votes, or 13.9% of the total votes cast by all outstanding shares of Common Stock and Preferred Stock as of April 1, 1998 (after giving effect to a five-for-four stock split of PCC Common Stock, payable in the form of a stock dividend on April 1, 1998)) would make it more difficult for a bidder to elect directors or enact shareholder proposals opposed by management of the Company.

OPERATIONS

General

        PCW has concentrated its efforts on creating an integrated network of cellular telephone systems in the southeastern United States, principally to date in Georgia, Alabama and Florida. At December 31, 1997, the Company provided cellular telephone service to 309,606 subscribers in a total of 16 licensed service areas composed of eight MSAs and eight RSAs. The Company also participates in the North American Cellular Network ("NACN"), a nationwide consortium of nonwireline cellular telephone companies, with the goal of providing seamless regional and national cellular telephone service to its subscribers. Participation in the NACN allows seven-digit dialing access to the Company's subscribers when they travel outside the Company's service areas, providing them with convenient call delivery throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants.

        The following table sets forth information, at the dates indicated after giving effect to the Acquisition, regarding PCW's subscribers, penetration rate, cost to add a net subscriber, average monthly churn rate and average monthly service revenue per subscriber.

                                                 YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------
                                      1993      1994      1995       1996       1997
Subscribers at end of period (1)..   54,382    99,626    187,870    243,204    309,606
Penetration at end of period (2)..     3.57%     4.54%      6.41%      7.73%      9.40%
Cost to add a net subscriber (3)..  $   198   $   247   $    275   $    436   $    461
Average monthly churn (4).........     1.32%     1.54%      1.51%      1.89%      1.88%
Average monthly service revenue
per subscriber (5)................  $ 56.70   $ 56.54   $  53.80   $  50.23   $  46.24

(1) Each billable telephone number in service represents one subscriber. Amounts at December 31, 1993 include 2,576 subscribers in the Alabama-7
     RSA where Palmer had interim operating authority from June 1991 through July 1994.
(2) Determined by dividing the aggregate number of subscribers by the estimated population.
(3) Determined for the periods, by dividing (i) all costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period including fees paid for use of the CELLULARONE service mark, by (ii) the net subscribers added during such period.
(4) Determined for the periods by dividing total subscribers discontinuing service by the average number of subscribers for such period, and divided by the number of months in the relevant period.
(5) Determined for the periods by dividing the (i) sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period, divided by the number of months in the relevant period.

SUBSCRIBERS AND SYSTEM USAGE

        On a pro forma basis, after giving effect to the Acquisition, PCW's subscribers have increased from 17,148 at January 1, 1992 to 309,606 at December 31, 1997. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non-business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as to increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers, thereby further enhancing revenues. In 1997, cellular telephone service revenues represented 94.6% of the Company's total revenues, with equipment sales and installation representing the balance.

MARKETING

        PCW's marketing strategy is designed to generate continued net subscriber growth by focusing on subscribers who are likely to generate lower than average deactivations and delinquent accounts, while simultaneously maintaining a low cost of adding net subscribers. Management has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of high penetration levels and minimum costs per net subscriber addition. The Company's sales staff has a two-tier structure. A retail sales force handles walk-in traffic, and a targeted sales staff solicits certain industry and government subscribers. The Company believes its use of an internal sales force keeps marketing costs low, both because commissions are lower and because subscriber retention is higher than if it used independent agents. For the twelve months ended December 31, 1997, the Company's cost to add a net subscriber was $461. The Company believes its cost to add a net subscriber will continue to be among the lowest in the cellular telephone industry, principally because of its in-house direct sales and marketing staff.

        The Company also maintains an after-sale telemarketing program implemented through its sales force and a telemarketing service specializing in cellular customer services. This program not only enhances customer loyalty, but also increases add-on sales and customer referrals. The telemarketing program allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

        The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 1997, the Company maintained 34 retail stores and 4 offices. Retail stores, which range in size up to 11,000 square feet are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Eight of the newer and larger stores are promoted by the Company as "Superstores," seven of which are located in the Company's Georgia/Alabama service areas, and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. In addition, to enhance convenience for its customers, the Company has begun to open smaller stores in locations such as shopping malls. The Company's stores provide subscriber-friendly retail environments-extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations-which make the sales process quick and easy for the subscriber.

        The Company markets all of its products and services under the name CELLULARONE. The national advertising campaign conducted by Cellular One Group enhances the Company's advertising exposure at a fraction of what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULARONE service in other markets may be more likely to use the Company's service when they travel in the Company's service areas. Cellular telephones of non-wireline subscribers are either programmed to select the non-wireline carrier (such as the Company) when roaming, unless the non-wireline carrier in the roaming area is not yet operational, or the subscriber dials a special code or has a cellular telephone equipped with an "A/B" (wireline/non-wireline) switch and selects the wireline carrier.

        Through its membership in NACN and other special networking arrangements, the Company provides extended regional and national service to its subscribers, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. This service distinguishes the Company's call delivery features from those of many of its competitors.

PRODUCTS AND SERVICES

        In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer and busy transfer. Several rate plans are presented to prospective subscribers so that they may choose the plan that will best fit their expected calling needs. Generally, these rate plans include a high user plan, a medium user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package that offers value to the subscriber while enhancing airtime use and revenues for the Company. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. As appropriate, revisions to pricing of service plans and equipment are made to meet the demands of the local marketplace.

        The following table sets forth a breakdown of PCW's revenues after giving effect to the Fort Myers and Georgia Sales from the sale of its services and equipment for the periods indicated.


                                         PRO FORMA
                                         PREDECESSOR (PALMER)                                  PCW
                         ------------------------------------------------------------  -------------------
                                                                                           FOR THE PERIOD
                                   FOR THE YEAR ENDED DECEMBER 31,        FOR THE NINE    OCTOBER 1, 1997
                                                                          MONTHS ENDED        THROUGH
                                                                          SEPTEMBER 30,     DECEMBER 31,
                            1993         1994       1995       1996             1997            1997
                                            (IN THOUSANDS)
 SERVICE REVENUE:
  ACCESS AND USAGE (1).   $20,324       $37,063     $61,607     $105,006        $ 89,339      $31,786
  ROAMING (2)..........     3,075         5,844      11,157       13,099          14,447        5,691
  LONG DISTANCE (3)....     1,309         2,218       3,634        6,632           5,949        2,014
  OTHER (4)............     1,230         2,745       2,585        2,596           2,061          891
                          -------       -------     -------     --------        --------      -------

   TOTAL SERVICE
    REVENUE.............   25,938        47,870      78,983      127,333         111,796       40,382
  EQUIPMENT SALES AND
   INSTALLATION (5)....     5,238         6,381       6,830        7,027           6,242        2,308
                          -------       -------     -------     --------        --------      -------
  TOTAL                   $31,176       $54,251     $85,813     $134,360        $118,038      $42,690
                          =======       =======     =======     ========        ========      =======


(1) Access and usage revenues include monthly access fees for providing service and usage fees based on per minute usage rates.
(2) Roaming revenues are fees charged for providing services to subscribers of other systems when such subscribers or "roamers" place or receive a telephone call within one of the Company's service areas.
(3) Long distance revenue is derived from long distance telephone calls placed by the Company's subscribers.
(4) Other revenue includes, among other things, connect fees charged to subscribers for initial activation on the cellular telephone system and fees for feature services such as voicemail, call forwarding and call waiting.
(5) Equipment sales and installation revenue includes revenue derived from the sale of cellular telephones and fees for the installation of such telephones.

        Reciprocal roaming agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. Roamers are charged usage fees which are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company. For 1997, roaming revenues accounted for 13.2% of the Company's service revenues and 12.5% of the Company's total revenue. This level of roaming revenue is due in part to the fact that the Company's market in Panama City, Florida is a regional shopping and vacation destination and a number of the Company's cellular telephone systems in the Georgia and Alabama market are located along major interstate travel corridors.

        In order to develop the market for cellular telephone service, the Company provides retail distribution of cellular telephones and maintains inventories of cellular telephones. The Company negotiates volume discounts for the purchase of cellular telephones and, in many cases, passes such discounts on to its customers. The Company believes that earning an operating profit on the sale of cellular telephones is of secondary importance to offering cellular telephones at competitive prices to potential subscribers. To respond to competition and to enhance subscriber growth, Palmer has historically sold cellular telephones below cost.

        The Company is currently developing several new services which it believes will provide additional revenue sources. Packet-switching technology will allow data to be transmitted much more quickly and efficiently than the current circuit-switching technology. Packet-switching uses the intervals between voice traffic on cellular channels to send packets of data instead of tying up dedicated cellular channels. The packets of information, which may be transmitted using several different channels, are subsequently reassembled and directed to the correct party at the receiving end. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services, including facsimile and electronic mail transmissions, point-of-sale credit authorizations, package tracking, remote meter reading, alarm monitoring and communications between laptop computer units and local area computer networks or other computer databases. During 1997 Palmer began to implement the use of microcells. Microcells are low powered transmitters, typically constructed on a pole or the roof of a building, which provide reduced radius service within a specific area, such as large office buildings, underground facilities or areas shielded by topographical obstructions. Microcell service could be used, for instance, to provide wireless service within an office environment that was also integrated with wireless service to the home.

CUSTOMER SERVICE

        The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a store manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to better service customers, schedule installations and repairs and monitor the technical quality of the cellular service areas.

        In addition, subscribers are able to report cellular telephone service or account problems to the Company 24 hours a day. Through the use of sophisticated monitoring equipment, technicians at the Company's headquarters are able to monitor the technical performance of its service areas.

        The Company has implemented a new software package to combat cellular telephone service fraud. This new software system can detect counterfeit cellular telephones while they are being operated and enables the Company to terminate service to the fraudulent user of the counterfeit cellular telephone. The Company also helps protect itself from fraud with pre-call customer validation and subscriber profiles specifically designed to combat the fraudulent use of subscriber accounts.

NETWORKS

        The Company strives to provide its subscribers with virtually seamless coverage throughout its cellular service market areas, thereby permitting subscribers to travel freely within this region and have their calls and custom calling features, such as voicemail, call waiting and call forwarding, follow them automatically without having to notify callers of their location or to rely on special access codes. The Company has been able to offer virtually seamless coverage by implementing a switch interconnection plan to mobile telephone switching offices ("MTSO") located in adjoining markets. The Company's equipment is built by NORTEL, formerly Northern Telecom, Inc. ("NTI"), and interconnection between MTSOs has been achieved using NTI's internal software and hardware.

        Through its participation in NACN since 1992 and other special networking arrangements, the Company has pursued its goal of offering seamless regional and national cellular service to its subscribers. NACN is the largest wireless telephone network system in the world-linking non-wireline cellular operators throughout the United States and Canada. Membership in NACN has aided the Company in integrating its cellular telephone systems within its region and has permitted the Company to offer cellular telephone service to its subscribers throughout a large portion of the United States, Canada, Mexico and Puerto Rico. NACN has provided the Company with a number of distinct advantages: (i) lower costs for roaming verification, (ii) increased roaming revenue, (iii) more efficient roaming service and (iv) integration of Palmer's markets with over 4,600 cities in more than 40 states in the United States, Canada, Mexico and Puerto Rico.

SYSTEM DEVELOPMENT AND EXPANSION

        The Company develops its service areas by adding channels to existing cell sites and by building new cell sites. Such development is done for the purpose of increasing capacity and improving coverage in direct response to projected subscriber demand. Projected subscriber demand is calculated for each cellular service area on a cell by cell basis. These projections involve a traffic analysis of usage by existing subscribers and an estimation of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2.0% (percentage of calls that are not connected on first attempt at peak usage time during the day).

        The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.


                                        AT DECEMBER 31
                           ------------------------------------------------
                            1993      1994      1995     1996         1997

Georgia/Alabama.........   39/(1)/   70/(2)/   121/(3)/  173/(4)/   207/(5)/
Panama City, FL.........    7         7          9        11         12
                           -------   -------   --------  --------   --------
        Total...........   46/(1)/   77/(2)/   130/(3)/  184/(4)/   219/(5)/

(1) Includes two cell sites in the Alabama-7 RSA where Palmer had interim operating authority from June 1991 through June 1994.
(2) Includes one cell site in the Alabama-5 RSA where Palmer had interim operating authority for two counties of such RSA and 17 existing cell sites that were purchased in the Georgia Acquisition.
(3) Includes two existing cell sites in the Alabama-5 RSA where the Company has interim operating authority for two counties of such RSA and 28 existing cell sites that were purchased in the GTE Acquisition.
(4) Includes three existing cell sites in the Alabama-5 RSA where the Company has interim operating authority for two counties of such RSA and 17 existing cell sites that were purchased in the Horizon and USCOC acquisitions. See "-Acquisitions."
(5) Includes three existing cell sites in the Alabama-5 RSA where the Company has interim operating authority and 8 existing cell sites that were purchased in the GA-13 acquisition.

        The Company estimates that in 1997 the capacity of its existing cellular telephone systems increased 30%. During 1997, the Company spent $55.3 million and, based on projected growth in subscriber demand, expects to spend approximately $16 million in 1998 in order to build out its cellular service areas, install an additional microwave network and implement certain digital radio technology. The Company constructed 27 cell sites in 1997 and plans to construct 30 additional cell sites with respect to its existing cellular systems during 1998 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone network and further enhance the overall efficiency of the network. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

        Microwave networks enable the Company to connect switching equipment and cell sites without making use of local landline telephone carriers, thereby reducing or eliminating fees paid to landline carriers. During 1996, Palmer spent $1.0 million to build additional microwave connections. In addition, in 1996 Palmer spent $2.6 million to build a fiber optic network between Dothan, Alabama and Panama City, Florida. The installation of this network resulted in savings to the Company from a reduction in fees paid to telephone companies for landline charges, as well as giving the Company the ability to lease out a significant portion of capacity.

DIGITAL CELLULAR TECHNOLOGY

        Over the next decade, it is expected that cellular telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as Los Angeles, New York and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years. The exact timing and overall costs of such conversion are not yet known.

        The Company began offering Time Division Multiple Access ("TDMA") standard digital service, one of three standards for digital service, during 1997. This digital network allows the Company to offer advanced cellular features and services such as caller-ID, short message paging and extended battery life. Where cell sites are not yet at their maximum capacity of radio channels, the Company is adding digital channels to the network incrementally based on the relative demand for digital and analog channels. Where cell sites are at full capacity, analog channels are being removed and redeployed to expand capacity elsewhere within the network and replaced in such cell sites by digital channels. The implementation of digital cellular technology over a period of several years will involve modest incremental expenditures for switch software and possible significant cost reductions as a result of reduced purchases of radio channels and a reduced requirement to split existing cells. However, as indicated above, the extent of any implementation of digital radio channels and the amount of any cost savings ultimately to be derived therefrom will depend primarily on subscriber demand. In the ordinary course of business, equipment upgrades at the cell sites have involved purchasing dual mode radios capable of using both analog and digital technology.

        The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. The widespread use of digital cellular telephones is likely to occur only over a substantial period of time and there can be no assurance that this technology will replace analog cellular telephones. In addition, since most of the Company's existing subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support, and if necessary increase, the number of analog radio channels within the network for many years.

ACQUISITIONS

        The Company will continue to evaluate expansion through acquisitions of both (i) contiguous cellular properties and other strategically located RSAs and small to mid-sized MSAs and (ii) minority interests in its existing cellular properties. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, geographic proximity to existing service areas, traffic patterns, cell site coverage and required capital expenditures.

        Palmer entered the cellular telephone business in 1987, when it constructed a cellular telephone system for the Fort Myers, Florida MSA. Palmer acquired control of this system in March 1988 and rapidly expanded its cellular telephone holdings, acquiring control of the non-wireline cellular licenses for the Columbus and Albany, Georgia and Dothan and Montgomery, Alabama MSAs in 1988.

        In 1991, Palmer acquired control of the non-wireline cellular license for the Panama City, Florida MSA. In 1992 and 1993, Palmer acquired two nonwireline cellular licenses for RSAs contiguous to Palmer's MSAs in Georgia and Alabama: the Georgia-9 RSA in June 1992 and the Alabama-8 RSA in April 1993. The Georgia-9 RSA acquisition added the geographic territory between the Columbus, Macon and Albany, Georgia MSAs to Palmer's service area coverage. The Alabama-8 RSA expanded Palmer's service areas around three MSAs served by Palmer, covering a substantial portion of the geographic territory between the Montgomery, Alabama, Columbus, Georgia and Dothan, Alabama MSAs and the Georgia-9 RSA. In 1993, Palmer also increased its majority position in its MSAs in Albany, Georgia and in Dothan and Montgomery, Alabama, through the purchase of certain minority interests for an aggregate purchase price of $2.9 million.

        During 1994, Palmer continued to acquire minority interests in six of its MSAs for an aggregate purchase price of $3.1 million. Also, on October 31, 1994, Palmer acquired the cellular telephone systems of Southeast Georgia Cellular Limited Partnership ("SGC") and Georgia 12 Cellular Limited Partnership ("Georgia 12" and together with SGC, the "Georgia Partnerships") for an aggregate purchase price of $91.7 million (the "Georgia Acquisition"). The assets acquired by Palmer from SGC included the non-wireline cellular telephone systems for the Georgia-7 RSA, Georgia-8 RSA and Georgia-10 RSA. The assets acquired by Palmer from Georgia 12 included the non-wireline cellular telephone system located in the Georgia-12 RSA. The cellular telephone systems in the acquired RSAs serve a geographic territory in southeast Georgia that is adjacent to Palmer's Georgia-9 RSA and Macon, Georgia MSA.

        In December 1995, Palmer acquired interests in cellular telephone systems by purchasing Georgia Metronet, Inc. ("GMI") and Augusta Metronet, Inc. ("AMI" and together with GMI, the "GTE Companies") for an aggregate purchase price of $158.4 million (the "GTE Acquisition"). The assets acquired by Palmer in the GTE Acquisition included the non-wireline cellular telephone system located in the Savannah MSA and Augusta MSA, respectively. The cellular telephone systems in the newly-acquired MSAs serve a geographic territory in eastern Georgia and a portion of South Carolina that is adjacent to Palmer's existing markets in the Georgia-8 RSA and Georgia-12 RSA. In addition, Palmer also acquired the interim operating authority to provide cellular service to the southern portions of the South Carolina-7 RSA and South Carolina-8 RSA, respectively, which serve a geographic territory that is adjacent to Palmer's existing markets in the Georgia-8 RSA as well as the Savannah, and Augusta, Georgia MSAs. In addition, during 1995, Palmer acquired additional minority interests in six of its MSAs for an aggregate purchase price of $2.0 million.

        On June 20, 1996, Palmer acquired the cellular telephone system of USCOC of Georgia RSA #1, Inc. ("USCOC") for an aggregate purchase price of $31.6 million. The assets acquired by Palmer from USCOC included the cellular telephone system in the Georgia-1 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of northwest Georgia between Chattanooga and Atlanta.

        On July 5, 1996, two of Palmer's majority-owned subsidiaries acquired the cellular telephone system of Horizon Cellular Telephone Company of Spalding, L.P. ("Horizon") for an aggregate purchase price of $36.0 million. The assets acquired by Palmer from Horizon include the cellular telephone system in the Georgia-6 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of west central Georgia adjacent to Palmer's Macon and Columbus, Georgia MSAs.

        On January 31, 1997, a majority-owned subsidiary of Palmer acquired the cellular telephone system serving the Georgia-13 RSA from Mobile Communications Systems L.P. for a total purchase price of $31.5 million. The cellular telephone system in the acquired RSA serves a geographic territory of southwest Georgia adjacent to Palmer's Albany, Georgia and Dothan, Alabama MSAs.

COMPETITION

        The cellular telephone service industry in the United States is highly competitive. Cellular telephone systems compete principally on the basis of services and enhancements offered, the technical quality of the cellular system, customer service, coverage capacity and price of service and equipment. Currently, the Company's primary competition in each of its service areas is the other cellular licensee-the wireline carrier. The table below lists the wireline competitor in each of the Company's existing service areas:

MARKET                            WIRELINE COMPETITOR

Albany, GA .....................  ALLTEL
Augusta, GA ....................  ALLTEL
Columbus, GA....................  Public Service Cellular
Macon, GA ......................  BellSouth
Savannah, GA....................  ALLTEL
Georgia-6 RSA...................  BellSouth and Intercel (1)
Georgia-7 RSA...................  Cellular Plus and BellSouth (1)
Georgia-8 RSA..................   ALLTEL
Georgia-9 RSA...................  ALLTEL and Public Service Cellular (1)
Georgia-10 RSA..................  Cellular Plus and ALLTEL (1)
Georgia-12 RSA..................  ALLTEL
Georgia-13 RSA..................  ALLTEL
Dothan, AL......................  BellSouth
Montgomery, AL..................  ALLTEL
Alabama-8 RSA...................  ALLTEL
Panama City, FL.................  360(degrees) Communications Company
                                  (formerly Sprint Cellular)

------------
(1) The wireline service area has been subdivided into two service areas by the purchasers of the authorization for the RSA.

        The Company also faces limited competition from and may in the future face increased competition from broadband PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS subscribers communicate using digital radio handsets.

        The FCC allocated 120 MHZ of spectrum for licensed broadband PCS. The allocations for licensed PCS services are split into six blocks of frequencies-blocks "A" and "B" being two 30 MHZ allocations for each of the 51 Major Trading Areas ("MTAs") throughout the United States; block "C" being one 30 MHZ allocation in each of 493 Basic Trading Areas ("BTAs") in the United States; and blocks "D," "E" and "F" being three 10 MHZ allocations in each of the BTAs. The FCC has concluded the auction of all broadband PCS frequency blocks.

        The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, SMR and ESMR systems and paging services.

        In addition, the FCC has licensed operators to provide mobile satellite service in which transmissions from mobile units to satellites would augment or replace transmissions to land-based stations. Although such a system is designed primarily to serve remote areas and is subject to transmission delays inherent in satellite communications, a mobile satellite system could augment or replace communications with segments of land-based cellular systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced with cellular telephone services.

        In order to grow and compete effectively in the wireless market, the Company plans to follow a strategy of increasing its bundled minute offerings. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e., they can increase their cellular phone usage without seeing large corresponding increases in their cellular bill. These factors translate into more satisfied customers, greater customer usage and lower churn among existing subscribers. The perceived greater value also increases the number of potential customers in the marketplace. The Company believes that this strategy will enable it to increase its share of the wireless market.

SERVICE MARKS

        CELLULARONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULARONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 1997, the Company paid $303,000 in licensing and advertising fees under these agreements. See "Risk Factors-Reliance on Use of Third-Party Service Mark."

DESCRIPTION OF CELLULAR ONE AGREEMENTS

        The Company is currently party to sixteen license agreements with Cellular One Group, which cover separate cellular telephone system areas. The terms of each agreement (each, a "Cellular One Agreement") are substantially identical. Pursuant to each Cellular One Agreement, Cellular One Group has granted a license to use the "CELLULARONE" mark (the "Mark") in its FCC-licensed territory (the "Licensed Territory") to promote its cellular telephone service. Cellular One Group has agreed not to license such mark to any other cellular telephone service provider in such territory during the term of the agreement.

        In connection with each Cellular One Agreement, the Company has agreed to pay an annual licensing fee equal to $.02 per person in the Licensed Territory based on the total population of the market, subject to a minimum payment of $3,000, and, in certain circumstances, will pay an annual advertising fee not in excess of $.05 per person in the Licensed Territory.

        Each Cellular One Agreement has a term of five years and is renewable, subject to the conditions described herein, at the option of the Company for three additional five-year terms subject to provision of advanced written notice by the Company. In connection with any renewal, the Company must execute Cellular One Group's then-current form of license renewal agreement, which form may contain provisions materially different than those in the Cellular One Agreement.

        Cellular One Group may terminate the Cellular One Agreements at any time without written notice to the Company upon certain events, including bankruptcy, insolvency and dissolution of the Company.

        In addition, Cellular One Group may terminate such Agreements at any time, subject to delivery of written notice (i) if the Company fails to achieve 85% customer satisfaction (or such higher percentage established by Cellular One Group) for a prescribed amount of time, (ii) if the Company fails to achieve
65% customer satisfaction in any survey other than an initial customer satisfaction survey by Cellular One, (iii) if any principal stockholder or officer of the Company is convicted of a felony, fraud or other crime that Cellular One Group believes is reasonably likely to have an adverse effect on the Mark, (iv) if a threat or danger to public health or safety results from the operation of the Company's cellular telephone business, (v) if the Company violates certain undertakings in the Cellular One Agreement, including limitations on assignment and confidentiality restrictions, (vi) if the Company knowingly submits false reports or information to Cellular One Group or any other entity conducting a customer satisfaction survey or (vii) if the Company contests in any proceeding the validity or registration of, or Cellular One Group's ownership of, the Mark. The Company's customer satisfaction ratings have consistently far exceeded the minimum requirements of such Agreements.

        Finally, Cellular One Group may terminate the Cellular One Agreements if the Company (i) fails to pay any amounts thereunder when due or fails to submit information required to be provided pursuant to the Cellular One Agreement when due or makes a false statement in connection therewith, (ii) fails to operate its business in conformity with FCC directives, technical industry standards and other standards specified from time to time by Cellular One Group, (iii) misuses, makes unauthorized use of or materially impairs the goodwill of the Mark, (iv) engages in any business under a name that is confusingly similar to the Mark, or (v) permits a continued violation of any law or regulation applicable to it, in each case subject to a thirty-day cure period.

        The Cellular One Agreements are terminable by the Company at any time subject to 120 days' written notice.

        The Company has agreed to indemnify Cellular One Group and its employees and affiliates, including its constituent partners, against all claims arising from the operation of its cellular phone business and the costs, including attorneys fees, of defending against them.

REGULATION

        As a provider of cellular telephone services, the Company is subject to extensive regulation by the federal government.

        The licensing, construction, operation, acquisition and transfer of cellular telephone systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated rules governing the construction and operation of cellular telephone systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). For cellular licensing purposes, the United States is divided into MSAs and RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal blocks designated as Block A and Block B. Block A licenses were initially reserved for non-wireline companies, such as Palmer, while Block B licenses were initially reserved for entities affiliated with a local wireline telephone company. Under current FCC Rules, a Block A or Block B license may be transferred with FCC approval without restriction as to wireline affiliation, but generally, no entity may own any substantial interest in both systems in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

        Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 1998 (three); 2000 (two); 2001
(four); 2002 (two); 2006 (one); and 2007 (four). The FCC has issued a decision confirming that current licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits a renewal expectancy. The Company believes that the licenses controlled by the Company will be renewed in a timely manner. However, in the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. A non-renewal of all licenses that are currently pending would have a material adverse effect on the Company's result of operations.

        Under FCC rules, each cellular licensee was given the exclusive right to construct one of two cellular telephone systems within the licensee's MSA or RSA during the initial five-year period of its authorization. At the end of such five-year period, other persons are permitted to apply to serve areas within the licensed market that are not served by the licensee and current FCC Rules provide that competing applications for these "unserved areas" are to be resolved through the auction process. The Company has no material unserved areas in any of its cellular telephone systems that have been licensed for more than five years.

        The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for acquisitions by the Company of other cellular telephone systems licensed by the FCC and transfers by the Company of a controlling interest in any of its licenses or construction permits, or any rights thereunder. Although there can be no assurance that any future requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based upon its experience to date, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

        The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which more than 20% of the capital stock is owned directly or beneficially by aliens. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have more than 25% of its capital stock owned directly or beneficially by aliens, in each case, if the FCC finds that the public interest would be served by such prohibitions. Failure to comply with these requirements may result in the FCC issuing an order to the Company requiring divestiture of alien ownership to bring the Company into compliance with the Communications Act. In addition, fines or a denial of renewal, or revocation of the license are possible.

        From time to time, legislation which could potentially affect the Company, either beneficially or adversely, may be proposed by federal and state legislators. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecom Act") was signed into law, revising the Communications Act to eliminate unnecessary regulation and to increase competition among providers of communications services. The Company cannot predict the future impact of this or other legislation on its operations.

        The major provisions of the Telecom Act potentially affecting the Company are as follows:

        Interconnection. The Telecom Act requires state public utilities
        ---------------
commissions and/or the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers ("LEC") for interconnection services.

        On August 8, 1996, the FCC released its First Report and Order in the matter of Implementation of the Local Competition Provisions in the Telecommunications Act of 1996 ("FCC Order") establishing the rules for the costing and provisioning of interconnection services and the offering of unbundled network elements by incumbent local exchange carriers. The FCC Order established procedures for Palmer's renegotiation of interconnection agreements with the incumbent local exchange carrier in each of Palmer's markets. LECs and state regulators filed appeals of the FCC Order, which have been consolidated in the US Court of Appeals for the Eighth Circuit. The Court has temporarily stayed the effective date of the pricing rules until more permanent relief can be fashioned.

        The Company has renegotiated certain interconnection agreements with LECs in most of the Company's markets. These negotiations have resulted in a substantial decrease in interconnection expenses incurred by the Company.

        Facilities siting for personal wireless services. The siting and
        ------------------------------------------------
construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulation. Such regulation may require zoning, environmental and building permit approvals or other state or local certification.

        The Telecom Act provides that state and local authority over the placement, construction and modification of personal wireless services (including cellular and other commercial mobile radio services and unlicensed wireless services) shall not prohibit or have the effect of prohibiting personal wireless services or unreasonably discriminate among providers of functionally equivalent services. In addition, local authorities must act on requests made for siting in a reasonable period of time and any decision to deny must be in writing and supported by substantial evidence. Appeals of zoning decisions that fail to comply with the provisions of the Telecom Act can be made on an expedited basis to a court of competent jurisdiction, which can be either federal district or state court. The Company anticipates that, as a result of the Telecom Act, it will more readily receive local zoning approval for proposed cellular base stations. In addition, the Telecom Act codified the Presidential memorandum on the use of federal lands for siting wireless facilities by requiring the President or his designee to establish procedures whereby federal agencies will make available their properties, rights of ways and other easements at a fair and reasonable price for service dependent upon federal spectrum.

        Environmental effect of radio frequency emissions. The Telecom Act
        -------------------------------------------------
provides that state and local authorities cannot regulate personal wireless facilities based on the environmental effects of radio frequency emissions if those facilities comply with the federal standard.

        Universal service. The Telecom Act also provides that all communications
        -----------------
carriers providing interstate communications services, including cellular carriers, must contribute to the federal universal service support mechanisms that the FCC will establish. The FCC implemented this provision of the Telecom Act in a "Report and Order" released May 8, 1997 in the matter of "Federal-State Joint Board on Universal Service," which also provides that any cellular carrier is potentially eligible to receive universal service support.

        The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service.

CERTAIN TERMS

        Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served, with each person in the market area referred to as a "Pop." The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 1996 population of an MSA or RSA, as derived from the 1996 Donnelley Market Information Service. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system. The term "CTIA" means the Cellular Telecommunications Industry Association.

Employees

        At December 31, 1997, the Company had approximately 600 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

ITEM 2.     PROPERTIES
            ----------

        For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 1997, the Company had approximately 33 leases for retail stores used in conjunction with its operations and 3 leases for administrative offices. The Company also had approximately 142 leases to accommodate cell transmitters and antennas as of December 31, 1997.

        The Company leases space for its headquarters in New York City. (See
Note 14 of the Notes to Consolidated Financial Statements for information on minimum lease payments by the Company and its subsidiaries for the next five years.)

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

        The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A
            VOTE OF SECURITY HOLDERS
            --------------------------

        Not Applicable

ITEM 5.     MARKET FOR COMPANY'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS
            ---------------------------------

        a)  Market for Common Stock
            -----------------------

        The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the AMEX as adjusted to reflect its December 1997 and April 1998 5 for 4 stock splits, for each of the four quarters of 1997 and 1996, as reported by the AMEX was:

               1998             1997            1996
           -------------    ------------    ------------
Quarter    High     Low     High     Low    High    Low
---------  ------  -----    ----    ----    ----    ----
First      $13.90  $6.50    $6.40   $5.36   $5.08   $4.32

Second                       6.19    4.04    5.52    4.48

Third                        5.92    4.72    6.08    4.96

Fourth                       7.12    5.08    5.52    5.04

The above sale prices give effect to 5 for 4 stock splits in December 1997 and April 1998). The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B".

     b)  Holders
         -------

         On March 31, 1998, there were approximately 400 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 1,700 persons.

     c)  Dividends
         ---------

         The Company, to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances. The New Credit Facility and other financing instruments to which the Company and its subsidiaries are or may in the future be a party impose, and in the future may impose, substantial restrictions on the ability of the Company's subsidiaries to pay dividends to the Company. It is not anticipated that dividends will be paid on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table contains certain consolidated financial data with respect to the Company and for Palmer ("Predecessor") for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company and Palmer.

        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                    Consolidated Operating Statement Items

                                                                          Company
                                                       ----------------------------------------------------------------
                                                                          Year ended December 31,
                                                       ----------------------------------------------------------------
                                                       1993          1994          1995           1996          1997
                                                       ----          ----          ----           ----          ----
Total Revenue                                          $22,790       $24,039       $29,155        $2,962        $43,713
Engineering, Technical and Other
   Direct Expenses                                      -             -             -              -              5,978
Cost of Equipment                                       -             -             -              -              5,259
Media Operating Expenses                                16,335        14,962        16,685         2,233         -
Selling, General and Administra-
   tive Expenses                                         3,649         4,475         2,687         2,373         16,750
Depreciation and Amortization                            3,109         3,958         3,919           467         11,107
                                                         -----         -----         -----         -----         ------
Operating Income                                          (303)          644         5,864        (2,111)         4,619
Other Income (Expense):
   Interest, net                                        (1,485)         (813)       (2,099)        4,367        (20,063)
   Other, net                                           (1,803)       16,245         7,114        92,995          1,400
                                                           ---       --------        -----        ------          -----
      Total Other Income (Expense)                      (3,288)       16,076         5,015        97,362        (18,663)
Extaordinary Item                                        2,010        -             -             -              -
Minority Interest                                       -             -             -             -                (414)
Income Tax Benefit (Expense)                              (124)       (1,652)          247       (24,584)         5,509
                                                        -------       -------          ---       --------         -----
Net Income (Loss)                                      ($1,705)      $14,424       $11,126       $70,667        ($8,949)
                                                        =======       =======      =======       =======        ========
Per Share Amounts (1):
Basic Net Income (Loss)                                 ($0.07)        $0.74         $0.72         $4.82         ($0.91)
Diluted Net Income (Loss)                               ($0.07)        $0.74         $0.69         $4.76         ($0.91)

(1) Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in April 1998, December 1997 and April 1995. All per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See notes to consolidated financial statements.

                          Consolidated Balance Sheet Items

                                                                              As of December 31
                                                       ----------------------------------------------------------------
                                                       1993          1994          1995           1996          1997
                                                       ----          ----          ----           ----          ----
Total Current Assets                                   $8,925        $9,093        $10,047       $114,809       $79,949
Total Assets                                           37,272        90,852         95,985        115,888     1,173,608
Total Current Liabilities (2)                           3,192         9,076         36,309          7,109        55,603
Long-Term Debt                                          3,200        21,310         -              -            690,300
Shareholders' Equity                                   30,705        39,079         40,876        108,779        60,926

(2) Includes in 1995 $28 million of a note payable to Bank of Montreal which was repaid upon the sale of three television stations on February 2, 1996.

                                               Predecessor
                          ----------------------------------------------------------
                               For the year ended December 31,
                          ----------------------------------------
                                                                    For the nine
                                                                    months ended
                                                                    September 30,
                           1993      1994(1)    1995(2)    1996(3)       1997
                         --------   --------   --------   --------- ----------------
               (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SUBSCRIBER DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Service .............. $ 35,173   $ 61,021   $ 96,686   $ 151,119   $ 134,123
  Equipment sales and
   installation.........    6,285      7,958      8,220       8,624       7,613
                         --------   --------   --------   ---------    --------
      Total revenue.....   41,458     68,979    104,906     159,743     141,736
                         --------   --------   --------   ---------    --------
  Engineering, technical
   and other direct
   expenses.............    7,343     12,776     18,184      28,717      23,301
  Cost of equipment.....    7,379     11,546     14,146      17,944      16,112
  Selling, general and
   administrative
   expenses.............   13,886     19,757     30,990      46,892      41,014
  Depreciation and
   amortization.........   10,689      9,817     15,004      25,013      25,498
                         --------   --------   --------   ---------    --------
  Operating income......    2,161     15,083     26,582      41,177      35,811
                         --------   --------   --------   ---------    --------
  Other income (expense):
    Interest, net.......   (9,006)   (12,715)   (21,213)    (31,462)    (24,467)
    Other, net..........     (590)       (70)      (687)       (429)        208
                         --------   --------   --------   ---------    --------
        Total other
         expenses.......   (9,596)   (12,785)   (21,900)    (31,891)    (24,259)
                         --------   --------   --------   ---------    --------
  Minority interest
   share of (income)
   losses...............       83       (636)    (1,078)     (1,880)     (1,310)
  Income tax benefit
   (expense)............        0          0     (2,650)     (2,724)     (4,153)
                         --------   --------   --------   ---------    --------
  Net income (loss)..... $ (7,352)  $  1,662   $    954   $   4,682    $  6,089
                         ========   ========   ========   =========    ========

  Per share amounts(11):

  Basic Net Income (Loss)  ($0.41)      0.09       0.04        0.18        0.22
  Diluted Net Income
   (Loss):                 ($0.41)      0.09       0.04        0.18        0.22

  OTHER DATA:
  Capital expenditures.. $ 13,304   $ 22,541   $ 36,564   $  41,445    $ 40,757
  Operating income
   before depreciation
   and amortization
   ("EBITDA")(4)........ $ 12,850   $ 24,900   $ 41,586   $  66,190    $ 61,309
  EBITDA margin on
   service revenue......    36.5%      40.8%      43.0%       43.8%       45.7%
  Net cash provided by
   (used in):
    Operating activities $  9,108   $  7,238   $ 27,660   $  30,130    $ 38,791
    Investing activities  (27,362)  (116,850)  (196,776)    (110,610)     (73,759)
    Financing activities   19,481    110,940    169,554     78,742       36,851
  Penetration(5)........    3.48%      4.58%      6.41%      7.45%        8.60%
  Subscribers at end of
   period(6)............   65,761    117,224    211,985    279,816      337,345
  Cost to add a net
   subscriber(7)........ $    203   $    247   $    276   $    407     $    514
  Average monthly
   service revenue per
   subscriber(8)........ $  62.69  $   60.02   $  56.68   $  52.20     $  47.52



                                                                  Predecessor
                                          -----------------------------------------------------------

                                                         For the year ended December 31,
                                          -----------------------------------------------------------
                                                                                                         For the nine
                                                                                                         months ended
                                                                                                         September 30,
                                              1993           1994(l)        1995(2)         1996(3)          1997
                                          -----------     -----------     -----------     -----------     -----------
                                          (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SUBSCRWER DATA)
   Average monthly churn (9).......           1.37%           1.55%          1.55%           1.84%           1.89%
   Ratio of earnings to fixed
     charges (10)..................             N/A          1. 17x          1.21x           1.28x           1.45x

CONSOLIDATED BALANCE SHEET DATA:
     Cash..........................        $  1,670        $  2,998     S   3,436        $  1,698        $  3,581
     Working capital (deficit).....             799           2,490        (1,435)            296           7,011
   Property and equipment,
     net...........................          23,918          51,884       100,936         132,438         161,351
   Licenses and other intangibles,
     net...........................         114,955         199,265       332,850         387,067         406,828
     Total assets..................         150,054         273,020       462,871         549,942         599,815
     Total debt....................         131,361         245,609       350,441         343,662         378,000
     Stockholders' equity..........           3,244           4,915        74,553         164,930         172,018

(1) Includes the Georgia Acquisition (as defined herein), which occurred on October 31, 1994. For the two months ended December 31, 1994, the Georgia Acquisition resulted in revenues to Palmer of $1,803 and operating loss of $645.
(2) Includes the GTE Acquisition (as defined herein), which occurred on December 1, 1995. For the one month ended December 31, 1995, the GTE Acquisition resulted in revenues to Palmer of $2,162 and operating income of $208.
(3) Includes the acquisition of the cellular telephone systems of USCOC (as defined herein) (Georgia-1 RSA), which occurred on June 20, 1996, and Horizon (as defined herein) (Georgia-6 RSA), which occurred on July 5, 1996. The acquisitions of USCOC and Horizon resulted in revenues to Palmer of $1,239 and $2,682, respectively, and operating (loss) income of $(278) and $743, respectively, during such year.
(4) EBITDA should not be considered in isolation or as an alternative to net income (loss), operating income (loss) or any other measure of performance under GAAP. The Company believes that EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(5) Determined by dividing the aggregate number of subscribers by the estimated population.
(6)  Each billable telephone number in service represents one subscriber.
(7) Determined for a period by dividing (i) costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period, by (ii) the net subscribers added during such period.
(8) Determined for a period by dividing (i) the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period divided by the number of months in such period.
(9) Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.
(10) The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the year ended December 31, 1993 the deficit of earnings to fixed charges was $7,435.

(11) All per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See notes to consolidated financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and director stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378.0 million. As a result, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880 million. PCW refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

     PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million ( the "Fort Myers Sale"). In October, 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

     On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. (The "Georgia Sale Agreement") which provided for the sale by PCW, for $25 million, of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service (the "Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 for $24.2 million. The proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Georgia sale.

     In order to fund the Acquisition and pay related fees and expenses, in July, 1997, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million. In October, 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans. DLJ Capital Funding, Inc. provided and syndicated the New Credit Facility.

     The acquisition of Palmer was also funded in part through a $44 million equity contribution from PCC which was in the form of cash and common stock of Palmer. An additional amount of approximately $76 million of the purchase price for the acquisition was raised out of the proceeds from the issuance and sale for $80 million of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 of Holdings and warrants to purchase shares of Common Stock of PCC.

     Due to the Merger, the Fort Myers Sale, the Georgia Sale, and the incurrence of the borrowings effected to complete the Merger as described above, the Company's historical operations are not comparable from period to period, or indicative of its results in the future.

     The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of December 31, 1997, the Company provided cellular telephone service to 309,606 subscribers in Alabama, Florida and Georgia in a total of 16 licensed service areas, composed of eight MSA's and eight RSA's with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

MARKET OWNERSHIP

     The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997.

Cellular Service Area         December 31,   December 31,
                                 1996           1997

Albany, Georgia                  82.7%          86.5%
Augusta, Georgia                100.0          100.0
Columbus, Georgia                84.9           85.2
Macon, Georgia                   99.1           99.2
Savannah, Georgia                98.5           98.5
Dothan, Alabama                  92.3           94.6
Montgomery, Alabama              91.9           92.8
Georgia  1-RSA                  100.0            N/A
Georgia  6-RSA                   94.8           95.1
Georgia  7-RSA                  100.0          100.0
Georgia  8-RSA                  100.0          100.0
Georgia  9-RSA                  100.0          100.0
Georgia 10-RSA                  100.0          100.0
Georgia 12-RSA                  100.0          100.0
Georgia 13-RSA                    N/A           86.5
Alabama  8-RSA                  100.0          100.0
Fort Myers, Florida              99.0            N/A
Panama City, Florida             77.9           78.4


          On February 1, 1997, one of the Company's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-13 RSA, for a total purchase price of $31.5 million, subject to certain adjustments.

          On October 6, 1997, as part of the Acquisition of Palmer by the Company, the Fort Myers MSA was sold for approximately $168.0 million.

          On December 30, 1997, the Company sold the assets of and license to operate the non-wireline cellular telephone system serving the Georgia-1 RSA for a total price of $24.2 million, subject to certain adjustments.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

          The Company's revenues, operating expenses and interest expense for the year ended December 31, 1997 are not comparable to the year ended December 31, 1996 due to the Merger between PCC, PCW and Palmer which took place on October 6, 1997, the issuance of the 11 3/4% Senior Subordinated Notes by PCW in July, 1997, the debt incurred by PCW under the syndicated loan facility and the issuance by Holdings of the 13 1/2% Senior Secured Discount Notes in August, 1997. During the first quarter of the year ended December 31, 1996 the Company sold its four network affiliated television stations. The Company's revenue and operating expenses for 1996 represent the results of those television stations through their respective dates of sale. During 1996, the Company recognized a $95.0 million pretax gain on the sale of the television stations, which is included in other income (expense) and recorded tax expense related primarily to the gain of approximately $25.6 million. The Company recorded net income of $70.7 million in 1996 or $7.45 per share. For 1997, the Company recorded a net loss of $8.9 million, primarily as a result of the increased depreciation and amortization charges related to the assets acquired in the Merger, and interest expense of $24.4 million for the year incurred to complete the Merger as described above. Basic and diluted earnings per share for 1997 were a loss of $0.91.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

          The Company's revenue, operating expenses, depreciation and amortization, and interest expense for the year ended December 31, 1996 are not comparable to the year ended December 31, 1995 due to the disposition of all the Company's television properties during the first quarter of 1996 and the subsequent retirement of the Company's long-term debt. During 1996, revenue decreased to only $3.5 million from $34.4 million while for the same periods operating expenses decreased to $2.2 million from approximately $16.7 million. Interest expense and depreciation and amortization expense decreased to $217,000 and $470,000 from $2.1 million and $3.5 million, respectively. All of the above mentioned items decreased as a result of the sales of all the Company's operating properties. The sale of such properties resulted in approximately a $95.0 million pretax gain which was the primary reason for the Company's net income of $70.7 million for the year ended December 31, 1996 compared to $11.1 million in 1995.

          The Company had net income per share of $7.45 as opposed to $1.06 for the year ended December 31, 1995.

RESULTS OF OPERATIONS OF PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

          The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and Notes thereto of Palmer Wireless, Inc. and Subsidiaries (the "Predecessor") included as a supplement to this report. References to the Company where appropriate also include its subsidiaries, PCW, Holdings and the Predecessor.

          Results for the Predecessor for the years ended December 31, 1995 and December 31, 1996 are based solely on the historical operations of the Predecessor prior to the Merger. The discussion for 1997 is based on the combination of results of the Predecessor through September 30, 1997 and the results of PCW for the period May 29, 1997 through December 31, 1997. As a result, the combined information has not been prepared in accordance with generally accepted acccounting principles. The 1997 results do not include operations at the parent company level of PCC.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

          REVENUE. Service revenues totaled $175.5 million for 1997, an increase of 16.1% over $151.1 million for 1996. This increase was due to a 29.8% increase in the average number of subscribers to 313,042 for 1997 versus 241,255 for 1996. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and revenues also increased because of a 35.3% increase in outcollect roaming revenues.

          Average monthly revenue per subscriber decreased 10.5% to $46.72 for 1997 from $52.20 for 1996. This is due to a common trend in the cellular telephone industry, where on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

          Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $10.0 million for 1997 from $8.6 million for 1996. As a percentage of total cellular revenue, equipment sales and installation revenue remained flat at 5.4% for both 1997 and 1996, reflecting the increased recurring revenue base as well as lower cellular equipment prices charged to customers.

          OPERATING EXPENSES. Engineering and technical expenses increased by 16.0% to 14.6 million for 1997 from $12.6 million in 1996, due primarily to the increase in subscribers and in cell site locations. As a percentage of revenue, engineering and technical expenses remained flat at 7.9% for both 1997 and 1996. This reflects the increased fixed costs associated with additional cell sites constructed. As revenue grows the Company expects engineering and technical expenses to decrease as a percentage of revenue due to its large component of fixed costs. There can be no assurance, however, that this forward-looking statement will differ materially from actual results due to unforeseen engineering and technical expenses.

          Other direct costs of services declined to $14.7 million for 1997 from $16.1 million in 1996. As a percentage of revenue, other direct costs of service decreased to 7.9% in 1997 from 10.1% in 1996, reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets, offset somewhat by more competitive roaming rates for Company's customer roaming in adjacent areas.

          The cost of equipment increased 19.1% to $21.4 million for 1997 from $17.9 million for 1996, due primarily to the increase in gross subscriber activations. Equipment sales resulted in losses of $11.4 million in 1997 versus $9.3 million in 1996. The Company sells equipment below its costs in an effort to address market competition and improve market share. The Company sold more telephones below cost in 1997 that in 1996.

          Selling, general and administrative expenses increased 14.8% to $53.8 million in 1997 from $46.9 million in 1996. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

          Sales and marketing costs increased 15.5% to $15.8 million for 1997 from $13.7 million for 1996. This increase is primarily due to a 13.5% increase in gross subscriber activations and the costs to acquire them and higher advertising costs in response to market competition. As a percentage of total revenue, sales and marketing costs decreased to 8.5% for 1997 compared to 8.6% for 1996. The Company's cost to add a net subscriber, including loss on telephone sales, increased to $469 for 1997 from $407 for 1996 due primarily to increased losses from the Company's sales of cellular telephones and an increase in commissions.

          Customer service costs increased 23.6% to $11.7 million for 1997 from $9.4 million for 1996. As a percentage of revenue, customer service costs increased to 6.3% for 1997 from 5.9% for 1996. The increase was due primarily to an increase in license and maintenance costs for the Company's billing systems.

          General and administrative expenditures increased 10.8% to $26.3 million for 1997 from $23.8 million for 1996. General and administrative expenses decreased as a percentage of total revenue to 14.2% in 1997 from 14.9% in 1996. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should continue to decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

          Depreciation and amortization increased 46.1% to $36.6 million for 1997 from $25.0 million for 1996. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company, recent acquisitions and additional capital expenditures. As a percentage of revenue, depreciation and amortization increased to 19.7% from 15.7% for 1997 compared to 1996.

          Operating income increased 7.9% to $44.4 million in 1997, from $41.2 million for 1996. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses.

NET INTEREST EXPENSE, INCOME TAXES, AND NET INCOME

          Net interest expense increased 48.3% to $46.7 million for 1997 from $31.5 million for 1996 primarily due to rate increases and additional borrowings incurred as a result of the recent acquisition of Palmer. For 1996, net interest expense increased 48.3% to $31.5 million from $21.2 for 1995 due primarily to debt incurred for the Acquisition and amortization of deferred financing fees related to the Predecessor credit agreement.

          Income tax expense was $3.1 million in 1997 compared to $2.7 million in 1996 and 1995. The $2.7 million income tax expense in 1995 was a non-recurring deferred income tax charge related to the difference between the financial statement and income tax return based on certain assets and liabilities of Palmer Cellular Partnership. See Note 6 to the Company's Consolidated Financial Statements.

          Net loss for 1997 was $6.8 million compared to net income in 1996 of $4.7 million. The loss was due to increased interest and amortization incurred as a result of the Merger. Net income for 1996 was $4.7 million, compared to net income of $1.0 million for 1995. The increase in net income is primarily attributable to increases in revenue which exceeded increases in operating expenses.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

          REVENUE. Service revenues totaled $151.1 million for the 1996, an increase of $54.4 million or 56.3% over $96.7 million for 1995. This increase was primarily due to a 69.7% increase in the average number of subscribers to 241,255 in 1996 from 142,147 in 1995. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts, and recent acquisitions. The GTE Acquisiton accounted for 41,163 subscribers at December 31, 1996. Service revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $24.6 million for 1996 as compared to $2.0 million for the one month ended December 31, 1995.

          Average monthly revenue per subscriber decreased to $52.20 for 1996 from $56.68 for 1995. This decrease occurred because, on average, new subscribers use less airtime and generate less revenue per subscriber that existing subscribers as is customary in the cellular telephone industry. Therefore, airtime usage and service revenue did not increase in proportion to the increase in subscribers. In addition, the Company entered into revised roaming agreements with certain of its neighboring carriers. These agreements provide for reciprocal lower roaming rates per minute of use, resulting in lower roaming revenue for the Company, but offset by lower direct costs of services when the Company's subscribers were roaming on these neighboring systems.

          Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $8.6 million for 1996 from $8.2 million for 1995, a 4.9% increase, primarily due to the increase in gross subscriber activations, partially offset by lower cellular phone prices. While equipment sales and installation revenue increased slightly for 1996 from 1995, it decreased as a percentage of total cellular revenue to 5.4% for 1996 from 7.8% for 1995, reflecting the increased recurring annual revenue base as well as lower cellular equipment prices charged to customers. Equipment sales and installation revenue attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.0 million for 1996 as compared to $0.1 million for the one month ended December 31, 1995.

          OPERATING EXPENSES. Engineering and technical expense increased by 57.5% to $12.6 million for 1996 from $8.0 million for 1995, due primarily to the 32.0% increase in the number of subscribers. As a percentage of revenue, engineering and technical expenses increased to 7.9% 1996 from 7.6% for 1995 due to additional costs incurred for the recent acquisitions and recurring costs associated with the Company's system development and expansion. Such development is done for the purpose of increasing capacity and improving coverage. Engineering and technical expenses attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $2.8 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.

          Other direct costs of services increased 58.3% $16.1 million for 1996 from $10.2 million for 1995. As a percentage of revenue, other direct costs of services increased to 10.1% for 1996 from 9.7% for 1995. This increase in other direct costs of services as a percentage of revenue was due primarily to the Company subsidizing more roaming costs for competitive reasons. Other direct costs of service attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $1.6 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.

          Cost of equipment increased 26.8% to $17.9 million for 1996 from $14.1 million for 1995, due primarily to the increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $9.3 million in 1996 versus $5.9 million in 1995. The Company sells equipment below its costs in an effort to address market competition and improve market share. The Company sold more telephones below cost in 1996 than in 1995. The cost of equipment attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.1 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.

          Selling, general and administrative expense increased 51.3% to $46.9 million in 1996 from $31.0 million in 1995. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

          Sales and marketing costs increased 50.2% to $13.7 million for 1996 from $9.1 million for 1995. This increase is primarily due to the 28.1% increase in gross subscriber activations and the resulting increase in costs to acquire them. As a percentage of total revenue, sales and marketing costs remained relatively flat at 8.6% for 1996 and 8.7% for 1995. The Company's cost to add a net subscriber, including losses on telephone sales, increased to $407 in 1996 from $276 in 1995. This increase in cost to add a net subscriber was caused primarily by additional advertising and fixed marketing overhead associated with the systems acquired in the GTE Acquisition, which are not yet generating the offsetting gains in net subscribers. In addition, there were increased losses from the Company's sales of cellular telephones. Sales and marketing costs totaled $2.8 million in 1996 as compared to $0.2 million for the one month ended December 31, 1995.

          Customer service costs increased 49.9% to $9.4 million for 1996 from $6.3 million for 1995. As a percentage of revenue, customer service costs remained relatively flat at 5.9% and 6.0% for 1996 and 1995 respectively. Customer service costs attributable to the cellular telephone system acquired in the GTE Acquisition totaled $1.9 million in 1996 as compared to $0.2 million for the one month ended December 31, 1995.

          General and administrative expenses increased 52.5% to $23.8 million for 1996 from $15.6 million for 1995 and remained flat as a percentage of revenue at 14.9% for 1996 and 1995. As the Company continues to add more subscribers and generate associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. The general and administrative costs attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.4 million for 1996 as compared to $0.4 million for the one month ended December 31, 1995.

          Depreciation and amortization increased 66.7% to $25.0 million for 1996 from $15.0 million for 1995. This increase is primarily due to the depreciation and amortization associated with recent acquisitions and additional capital expenditures. Depreciation and amortization attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $6.2 million for 1996 as compared to $0.5 million for the one month ended December 31, 1995.

          Operating income for 1996 increased 54.9% to $41.2 million, an increase of $14.6 million over operating income for 1995. This improvement in operating results is attributable primarily to increases in revenue which exceeded increases in operating expenses. Operating income attributable to the cellular telephone systems acquired in the GTE Acquisition totaled $3.8 million for 1996 as compared to $0.2 million for the one month ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

          The Company had approximately $29.5 million in cash and cash equivalents and net working capital of $25 million at December 31, 1997.

          The Company will require substantial capital for debt service, capital expenditures and potentially, for acquisitions. Historically, the Company's sources of funds to meet such obligations have been its liquid assets, cash flow from operating and investment activities and proceeds from loans and financings.

          In 1997 the Company spent approximately $14.5 million for capital expenditures and $55.3 million including the Predecessor. Capital expenditures are limited by the Credit Agreement referred to below to $32 million and $18 million for the years ended December 31, 1998 and 1999, respectively. The Company expects to spend approximately $16 million and $18 million for capital expenditures for the years ended December 31, 1998 and 1999, respectively. The Company expects to use net cash provided by operating activities to fund such capital expenditures.


          In October 1997, PCW entered into a credit agreement (the "Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525 million. The Credit Agreement includes a $325 million term loan facility and a $200 million revolving credit facility. The term loan facility is comprised of tranche A term loans of up to $100 million, which will have a maturity of eight years, and tranche B term loans of up to $225 million, which will have a maturity of nine years. The revolving credit facility will terminate eight years after the closing date of the Credit Agreement. The Credit Agreement bears interest at the alternate base rate, as defined in the Credit Agreement, or the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and
(y) 1.5% for base rate loans and (ii) in the case of tranche B term loans (x) 2.75% for Euro-Dollar rate loans and (y) 1.759 for base rate loans. The Credit Agreement contains restrictions on the subsidiary's ability to engage in certain activities, including limitations on incurring additional indebtedness, capital expenditures, liens and investments, payment of dividends and the sale of assets, Holdings is a guarantor of the Credit Agreement. As of December 31, 1997 there was $438.0 million outstanding under the Credit Agreement.


     In July 1997, the Company's subsidiary, PCW, issued $175 million of $11.75% Senior Subordinated Notes due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. Such Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.


     In August 1997, Holdings issued 153,400 units, consisting of Notes and Warrants of PCC, in exchange for $80 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date; provided that the trading price of the common stock, par value $0.01 per share of PCC shall equal or exceed certain levels. The Notes mature on August 1, 2007 and contain covenants that restrict payment of dividends, incurrence of debt and sale of assets.

     In February, 1997, the Company's Board of Directors authorized the repurchase by the Company of up to 3 million shares of its Common Stock in addition to previous authorizations. The Company is authorized to make such purchases from time to time when it is legally permissible to do so and believed to be in the best interest of its shareholders, in the open market or in privately negotiated transactions. During the years ended December 31, 1997, 1996, and 1995, the Company purchased and retired approximately 2,468,000, 644,000 and 1,691,000, respectively, under these authorizations.

     In June 1997, the Company entered into a transaction with NatWest Capital Markets Limited ("NatWest"), whereby the Company issued to NatWest 1,129 units (the "PIK Units") of PIK Preferred Stock and warrants ("PIK Warrants"), in part, in exchange for 2,292,953 shares of Common Stock held by NatWest and, in part, in payment of $3 million of NatWest's fee in connection with its acting as initial purchaser in connection with the Cellular Holdings Offering. Each PIK Unit consisted of 1,000 shares of PIK Preferred Stock, each with a liquidation value of $25.00 per share, and PIK Warrants to purchase an aggregate of 582,112 shares of the Company's Common Stock, representing in the aggregate 10% of the fully diluted shares of Common Stock of the Company at an exercise price of $0.01 per share. The PIK Preferred Stock was callable, together with the PIK Warrants, by the Company, at any time in whole or in part on or prior to 90 days from issue date and at any time thereafter if NatWest or an affiliate is the holder of all the PIK Preferred Stock, at a redemption price equal to 100% of the liquidation preference of the PIK Preferred Stock, plus accrued dividends. On October 6, 1997, the Company repurchased the PIK Units.

DESCRIPTION OF NEW CREDIT FACILITY

        PCW will pay commitment fees in an amount equal to 0.50% per annum on the daily average unused portion of the revolving credit facility. Such fees shall be payable quarterly in arrears and upon the maturity or termination of the revolving credit facility.

        Beginning six months after the Closing Date, the applicable margins for the tranche A term loans and revolving loans will be determined based on the ratio of consolidated total debt to consolidated EBITDA of PCW and its subsidiaries (as defined in the New Credit Facility).

        PCW will pay, in respect of each letter of credit, a fee calculated on the daily amount available to be drawn on the issued letter of credit at a rate per annum equal to the applicable margin for Euro-Dollar rate loans under the revolving credit facility, which shall be shared by all Lenders, and the greater of $500 or an additional 0.25% per annum, which shall be retained by the Lender issuing the letter of credit, which percentage shall be multiplied by the amount available from time to time for drawing under such letter of credit.

        The New Credit Facility is subject to the following amortization schedule:

                                                          REVOLVING
                             TRANCHE A     TRANCHE B       CREDIT
YEAR                         TERM LOANS    TERM LOANS     FACILITY
------------------------    ------------  ------------   ----------
                                (%)            (%)           (%)
1.......................        0.0            1.0           0.0
2.......................        0.0            1.0           0.0
3.......................       10.0            1.0          10.0
4.......................       12.5            1.0          12.5
5.......................       15.0            1.0          15.0
6.......................       17.5            1.0          17.5
7.......................       20.0            1.0          20.0
8.......................       25.0            1.0          25.0
                                -             92.0           -
9.......................    ------------  ------------   ----------
                              100.0          100.0         100.0


        The New Credit Facility is subject to mandatory prepayment: (i) with the net after-tax cash proceeds of the sale or other disposition of any property or assets of PCW or any of its subsidiaries in excess of $5 million per year, subject to certain exceptions, (ii) with 50% of the net cash proceeds received from the issuance of equity securities of Holdings or any of its subsidiaries,
(iii) with the net cash proceeds received from certain issuances of debt securities by Holdings or any of its subsidiaries, (iv) with 50% of excess cash flow (as defined in the New Credit Facility) for each fiscal year, payable within 90 days after the end of the applicable fiscal year. All mandatory prepayment amounts shall be applied first to the prepayment of the term loan facility and thereafter to the prepayment of the revolving credit facility.

        Holdings and all existing or future subsidiaries of PCW are guarantors of the New Credit Facility. PCW's obligations under the New Credit Facility are secured by: (i) all existing and after-acquired personal property of PCW and the subsidiary guarantors, including a pledge of all of the stock of all existing or future subsidiaries of PCW, (ii) first-priority perfected liens on all existing and after-acquired real property fee and leasehold interests of PCW and the subsidiary guarantors, subject to customary permitted liens (as defined in the New Credit Facility), (iii) a pledge by Holdings of the stock of PCW and (iv) a negative pledge on all assets of PCW and its subsidiaries, subject to exceptions.

        The New Credit Facility contains customary covenants and restrictions on PCW's ability to engage in certain activities, including, but not limited to:
(i) limitations on other indebtedness, liens, investments and guarantees, (ii) restrictions on dividends and redemptions and payments on subordinated debt and
(iii) restrictions on mergers and acquisitions, sales of assets and leases.

        The New Credit Facility also contains financial covenants requiring PCW to maintain a minimum total debt service coverage test, a minimum EBITDA test, a minimum interest coverage test, a minimum fixed charge coverage test and a maximum leverage test.

        Borrowing under the New Credit Facility is subject to significant conditions, including compliance with certain financial ratios and the absence of any material adverse change. See "Risk Factors-Leverage, Liquidity and Ability to Meet Required Debt Service."

ACCOUNTING POLICIES

     For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which its provides cellular telephone service. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' share of income or losses in those markets are reflected in the consolidated financial statements as "minority interest share of (income) losses", except for losses in excess of their capital accounts and cash call provisions which are not eliminated in consolidation. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which its has a controlling interest (greater than 50%).


YEAR 2000 IMPACT


          The Company has studied the impact of the year 2000 on its operational and financial systems and has developing estimates of costs of implementing changes or upgrades where necessary. Preliminary estimates indicate that these costs will be less than $2 million. However the Company is unable to predict all of the implications of the year 2000 issue as it relates to its suppliers and other entities. It is anticipated that a substantial portion of the costs will be incurred in the next two years and will be expensed as incurred.

INFLATION

          The Company believes that inflation affects its business no more than it generally affects other similar businesses.


ITEM 8.         FINANCIAL STATEMENTS
                AND SUPPLEMENTARY DATA
                ----------------------

                See Index to financial Statements on page 41.

ITEM 9.         CHANGES IN AND DISAGREEMENTS
                WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE
                ------------------------

     Not Applicable.


                                   PART III


     The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1998 Meeting of Shareholders.


                      Item                   Incorporated from
            --------------------------  ----------------------------

ITEM 10.    Directors and Executive     "Directors and Executive
            Officers of the Company     Officers"
ITEM 11.    Executive Compensation      "Executive Compensation"
                                        and "Related Transactions"
ITEM 12.    Security Ownership of       "Principal Shareholders"
            Certain Beneficial Owners   and "Security Ownership of
            and Management              Management"
ITEM 13.    Certain Relationships and   "Executive Compensation"
            Related Transactions        and "Related Transactions"


                                   PART IV


Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K
                --------------------------------------------

(a)  (1) and (2) List of financial statements and financial statement schedules:

     See Index to Financial Statements on page 41.

     (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

     (3) Exhibits

        See Exhibit Index at page E-1, which is incorporated herein by reference.

(b)  Reports on Form 8-K.

        None.

                         INDEX TO FINANCIAL STATEMENTS

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Reports                                               F-1

Consolidated Balance Sheets at December 31, 1997 and 1996       F-2

Consolidated Statements of Operations for Years ended
December 31, 1997, 1996 and 1995                                F-4

Consolidated Statements of Cash Flows for Years ended
December 31, 1997, 1996 and 1995                                F-5

Consolidated Statements of Shareholders' Equity for Years
ended December 31, 1997, 1996 and 1995                          F-6

Notes to Consolidated Financial Statements                      F-7



                     PALMER WIRELESS, INC. AND ASSOCIATES

                       CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Reports                                               F-21

Consolidated Balance Sheets at December 31, 1996                F-23

Consolidated Statements of Operations and for the Nine Months
ended September 30, 1997 and for Years ended December 31,
1996 and 1995.                                                  F-25

Consolidated Statements of Stockholders' Equity for the Nine
Months Ended September 30, 1997 and for the Years ended
December 31, 1996 and 1995                                      F-26

Consolidated Statements of Cash Flows for the Nine Months
ended September 30, 1997 and for Years ended
December 31, 1996 and 1995                                      F-27

Notes to Consolidated Financial Statements                      F-29

Price Communications Corporation and Subsidiaries
Financial Statement Schedules

Schedule
No.
-----
I.  Condensed Financial Information of Registrant               F-39

II. Valuation and Qualifying Accounts                           F-43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Board of Directors and Shareholders of Price Communications Corporation:

We have audited the accompanying consolidated balance sheets of Price Communications Corporation (a New York Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Price Communications and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

New York, New York
March 17, 1998

             PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1996
                              ($ in thousands)

                                                                                     1997               1996
                                                                             ------------------  -------------------
Current assets:
      Cash and cash equivalents                                              $        29,451     $         83,357
      Accounts receivable, net of allowance for doubtful
           accounts of $818 in 1997 and $474
           in 1996                                                                    15,951                  489
      Receivables from other cellular carriers                                         3,902                    -
      Investment securities:
           Trading securities                                                            -                  4,046
           Available for sale securities                                              22,849               26,898
      Inventory                                                                        1,280                    -
      Deferred income taxes                                                            5,402                    -
      Prepaid expenses and other current assets                                        1,114                   19
                                                                             ------------------  -------------------
                Total current assets                                                  79,949              114,809
                                                                             ------------------  -------------------
Property and equipment:
      Land and improvements                                                            6,438                    -
      Buildings and improvements                                                       8,834                  257
      Equipment, communication systems and furnishings                               140,381                    -
                                                                             ------------------  -------------------
                                                                                     155,653                  257

      Less accumulated depreciation                                                    4,389                   98
                                                                             ------------------  -------------------
                Net property and equipment                                           151,264                  159


Licenses, net of accumulated amortization of
      $6,016 in 1997                                                                 918,488                    -

Other intangible and other assets, less accumulated
      amortization of $818 and $0 in 1997 and 1996, respectively                      23,907                  920
                                                                             ------------------  -------------------
                Total assets                                                 $     1,173,608     $        115,888
                                                                             ==================  ===================

        See accompanying notes to consolidated financial statements.

             PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1996
                              ($ in thousands)

                                                                                     1997                  1996
                                                                            --------------------   ---------------------
Current liabilities:
      Current installments of long-term debt                                $          2,812       $               -
      Accounts payable and accrued expenses                                           14,477                   2,755
      Accrued interest payable                                                        11,361                       -
      Accrued salaries and employee benefits                                           2,977                       -
      Deferred revenue                                                                 3,755                       -
      Customer deposits                                                                  602                       -
      Deferred tax liability                                                           1,156                   1,043
      Other current liabilities                                                       18,463                   3,311
                                                                            --------------------   ---------------------
                Total current liabilities                                             55,603                   7,109


Long-term debt, excluding current installments                                       690,300                       -
Accrued income taxes long-term                                                        50,491                       -
Deferred income taxes                                                                308,901                       -
Commitments and contingencies                                                              -                       -
Minority interests in cellular licenses                                                7,352                       -

Redeemable preferred stock, Series A, par value $.01 per share;
      728,133 shares authorized and outstanding                                           25                       -
Redeemable preferred stock, Series B, par value $.01 per share;
      364,066 shares authorized and outstanding                                           10                       -

Shareholders' equity:
      Preferred stock, par value $.01 per share; authorized
           18,907,801 shares; no shares outstanding                                        -                       -
      Common stock, par value $.01; authorized 60,000,000
           shares; outstanding 6,994,435 shares in 1997 and
           9,038,808 shares in 1996                                                       70                      90
      Additional paid-in-capital                                                       9,930                  12,240
      Unrealized gain on marketable equity securities, net of
           tax effect                                                                  2,148                   1,937
      Retained earnings                                                               48,778                  94,512
                                                                            --------------------   ---------------------
                Total shareholders' equity                                            60,926                 108,779
                                                                            --------------------   ---------------------
                Total liabilities and shareholders' equity                   $     1,173,608       $         115,888
                                                                            ====================   =====================

        See accompanying notes to consolidated financial statements.

              PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    ($ in thousands, except per share data)


                                                                  1997                 1996                1995
                                                          -------------------  ------------------  ------------------
Revenue:
      Cellular operations:
           Service                                        $         41,365     $             -     $             -
           Equipment sales and installation                          2,348                   -                   -
      Net media revenue                                                  -               2,962              29,155
                                                          -------------------  ------------------  ------------------
                Total revenue                                       43,713               2,962              29,155

Operating expenses:
      Engineering, technical and other direct                        5,978                   -                   -
      Cost of equipment                                              5,259                   -                   -
      Media operating expenses                                           -               2,233              16,685
      Selling, general and administrative                           16,750               2,373               2,687
      Depreciation and amortization                                 11,107                 467               3,919
                                                          -------------------  ------------------  ------------------
                Total operating expenses                            39,094               5,073              23,291
                                                          -------------------  ------------------  ------------------

Operating income (Loss)                                              4,619              (2,111)              5,864
                                                          -------------------  ------------------  ------------------
Other income (expense):

      Interest income                                                4,378               4,583                   -
      Interest expense                                             (24,441)               (216)             (2,099)
                                                          -------------------  ------------------  ------------------
           Interest expense, net                                   (20,063)              4,367              (2,099)

      Other income (expense)                                         1,400              92,995               7,114
                                                          -------------------  ------------------  ------------------
                Total other income (expense)                       (18,663)             97,362               5,015
                                                          -------------------  ------------------  ------------------
(Loss) income before minority interest
      and income taxes                                             (14,044)             95,251              10,879


Minority interest                                                     (414)                  -                   -
                                                          -------------------  ------------------  ------------------

(Loss) income before income taxes                                  (14,458)             95,251              10,879

Income tax benefit (expense)                                         5,509             (24,584)                247
                                                          -------------------  ------------------  ------------------
Net (loss) income                                         $         (8,949)    $        70,667     $        11,126
                                                          ===================  ==================  ==================

Per share data:
     Basic (loss) earnings per share                      $           (.91)    $          4.82     $           .72
     Weighted average shares outstanding                         9,812,905          14,659,525          15,557,065

     Diluted (loss) earnings per share                    $           (.91)    $          4.76     $           .69
     Weighted average shares outstanding                         9,812,905          14,824,869          16,037,045


       See accompanying notes to consolidated financial statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               ($ in thousands)


                                                                          1997                 1996                1995
                                                                  -----------------    ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                  $         (8,949)    $         70,667    $         11,126
                                                                  -----------------    ------------------  ------------------
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Deprecation and amortization                                     11,107                  467               3,559
           Minority interest share of income                                   414                    -                   -
           Deferred income taxes                                            (2,505)                   -                   -
           Interest deferred and added to long-term debt                     4,400                    -                   -
           Loss on mark/down of investments                                  1,400                1,000                   -
           (Increase) decrease in accounts receivable                          (70)               3,191              (1,023)
           Decrease in other current assets                                    936                  392                 379
           Decrease in film broadcast rights                                     -                  334               1,862
           Increase (decrease) in accounts payable                           1,602                 (937)               (405)
           Increase (decrease) in accrued interest payable                   9,394                 (510)                510
           Increase (decrease) in other current liabilities                 (8,153)                  53              (2,268)
           Increase in deferred revenue                                     (1,046)                   -                   -
           Gain on sale of properties, net                                       -              (94,998)                  -
           Loss on purchase of common stock                                      -                    -               1,186
           (Gain) Loss on sale of trading securities, net                     (609)                 794                 166
           (Purchase) of trading securities, net                                 -               (4,601)                  -
           Recovery on notes receivable, net                                   250                    -              (7,885)
           (Decrease) in accrued income tax long-term                       (2,675)                   -                   -
           Other                                                               955                    -                   -
                                                                  -----------------    ------------------  ------------------
                Total adjustments                                           15,400              (94,815)             (3,919)
                                                                  -----------------    ------------------  ------------------
                Net cash provided by (used in) operating
                  activities                                                 6,451              (24,148)              7,207
                                                                  -----------------    ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                 (14,515)                (137)             (1,469)
      Acquisition of cellular operation                                   (497,856)                   -                   -
      Proceeds from sales of businesses and equipment                      193,799              155,706                   -
      Purchase of available-for-sale securities and
        long-term investments                                               (2,010)             (16,570)            (10,567)
      Proceeds from sale of marketable securities                            8,097                    -               1,813
      Proceeds from notes receivable, net                                        -                    -               8,202
      Other                                                                    (92)                   -                   -
                                                                  -----------------    ------------------  ------------------
                Net cash (used in) provided by investing
                  activities                                              (312,577)             138,999              (2,021)
                                                                  -----------------    ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                         (385,000)             (28,000)                  -
      Proceeds from long-term debt                                         695,712                    -                   -
      Payment of debt issuance costs                                       (19,412)                   -                   -
      Paid in kind preferred stock dividends                                (1,176)                   -                   -
      Issuance of warrants                                                   4,288                    -                   -
      Issuance of preferred stock                                               35                    -                   -
      Issuance of common stock                                               6,047                    -                   -
      Borrowings under line of credit
        agreements, net                                                          -                    -               5,400
      Repurchase of paid in kind
        preferred stock                                                    (28,225)                   -                   -
      Repurchase of Company common stock                                   (20,241)              (5,103)            (10,660)
      Exercise of stock options and warrants                                   192                  402                 145
                                                                  -----------------    ------------------  ------------------
                Net cash provided by (used in) financing
                  activities                                               252,220              (32,701)             (5,115)
                                                                  -----------------    ------------------  ------------------
                Net (decrease) increase in cash and cash
                  equivalents                                              (53,906)              82,150                  71

CASH AND CASH EQUIVALENTS, beginning of year                                83,357                1,207               1,136
                                                                  -----------------    ------------------  ------------------
CASH AND CASH EQUIVALENTS, end of year                            $         29,451     $         83,357    $          1,207
                                                                  =================    ==================  ==================

See accompanying notes to consolidated financial statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      ($ and share amounts in thousands)

                                            Preferred Stock    Common Stock           Unrealized Gain
                                            ---------------    ------------            on Marketable
                                                                                          Equity
                                         Number             Number           Additional  Securities,
                                           of                 of               Paid-in     Net of     Retained
                                         Shares    Value    Shares    Value    Capital   Tax Effect   Earnings     Total
                                         ------    -----    ------    -----    -------   ----------   --------     -----
BALANCE, December 31, 1994                 --      $ --     11,214    $ 112   $ 26,248     $ --       $ 12,719   $ 39,079
   Net income                              --        --       --        --        --         --         11,126     11,126
   Purchase and retirement of
          common stock                     --        --     (1,691)    (17)     (9,457)      --           --       (9,474)
   Stock options exercised                 --        --        57        1         144       --           --          145
                                         ------    ------   -------   ------  ---------  ----------   --------   ---------
BALANCE, December 31, 1995                 --        --      9,580      96      16,935       --         23,845     40,876
    Net income                             --        --       --        --        --         --         70,667     70,667
    Net unrealized gain on marketable
          equity securities, net of
          tax effect                       --        --       --        --        --       1,937          --        1,937
    Purchase and retirement of
          common stock                     --        --       (644)     (7)     (5,096)      --           --       (5,103)
    Stock options exercised                --        --        103       1         401       --           --          402
                                         ------    ------   -------   ------  ---------  ----------   --------   ---------
BALANCE, December 31, 1996                 --        --      9,039      90      12,240     1,937        94,512    108,779
    Net income                             --        --       --        --        --         --         (8,949)    (8,949)
    Net unrealized gain on marketable equity
          securities, net of tax effect    --        --       --        --        --         211          --          211
    Purchase and retirement of
          common stock                     --        --     (2,468)    (25)     (6,674)      --        (13,542)   (20,241)
    Exchange of preferred stock for
          common stock                    1,129     28,225  (2,292)    (23)     (6,140)      --        (22,062)         0
    Purchase of preferred stock          (1,129)   (28,225)   --        --        --         --           --      (28,225)
    Dividends on preferred stock           --         --      --        --        --         --         (1,176)    (1,176)
    Stock options exercised                --         --       456       5         192       --             (5)       192
    Issuance of common stock               --         --       750       8       6,039       --           --        6,047
    Issuance of warrants                   --         --      --        --       4,288       --           --        4,288
    Exercise of warrants                   --         --        79       1         (1)       --           --         --
    Five-for-four stock split              --         --     1,431      14         (14)      --           --         --
                                         ------    ------   -------   ------  ---------  ----------   --------   ---------
BALANCE, December 31, 1997                 --       $ --     6,995    $ 70     $ 9,930   $ 2,148      $ 48,778   $ 60,926
                                         ======    ======   =======   ======  =========  ==========   ========   =========

        See accompanying notes to consolidated financial statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   ($ in thousands, except per share amounts)



1.  ACQUISITION
    -----------

Price Communications Corporation ("Price" or the "Company") owns 100% of Price Communications Cellular, Inc., which owns 100% of Price Communications Cellular Holdings, Inc. ("Holdings") which owns 100% of Price Communications Wireless, Inc. ("PCW"). In May 1997, Price and PCW entered into an Agreement and Plan of Merger (the "Merger Agreement") with Palmer Wireless, Inc. ("Palmer"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications, Wireless, Inc." Pursuant to the Merger Agreement, Price acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and director stock purchase plans for an aggregate price of approximately $486,400. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378,000. Therefore, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880,000. PCW refinanced all of the Palmer existing indebtedness concurrently with the consummation of the Merger.

In June 1997, PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA as part of the financing of the Merger (the "Fort Myers Sale"). In October 1997, the Fort Myers Sale was consummated, and generated proceeds to the Company of approximately $166,000. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

Also in connection with the Merger, on October 21, 1997, Price and PCW entered into an Asset Purchase Agreement which provided for the sale by PCW of substantially all of the assets used in the operation of the non-wireline cellular telephone system serving the Georgia Whitfield Rural Service Area ("Georgia-1") , including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The Georgia Sale was consummated on December 30, 1997 for $24,200. In January 1998, the proceeds from the Georgia Sale were used to retire a portion of the debt used to fund a portion of the Palmer acquisition. Accordingly, no gain or loss was recognized on the Georgia Sale.

In order to fund the Merger and pay related fees and expenses, in July 1997, PCW issued $175,000 aggregate principal amount of 11.75% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325,000 and revolving borrowings of $200,000. In October 1997, PCW borrowed all term loans available thereunder and approximately $120,000 of revolving loans. DLJ Capital Funding, Inc. provided and syndicated the New Credit Facility (see Notes 8(a) and 8(b)). In August 1997, Holdings issued 153,400 units, consisting of notes and warrants of the Company, in exchange for $80,000 (see Note 8(C)).

The remaining acquisition price of Palmer was funded through a $44,015 equity contribution by the Company.

The acquisition of Palmer was accounted for under the purchase method of accounting. Accordingly, the results of operations of PCW are included in the consolidated financial statements since the date of acquisition. The consolidated financial statements as of December 31, 1997 and from the acquisition date through December 31, 1997 reflect a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. Additional purchase liabilities recorded include approximately $6,464 for severance and related costs and $4,051 for costs associated with the shutdown of certain acquired facilities. See Note 7, other Accrued Liabilities, for amounts outstanding as of December 31, 1997. The preliminary allocation of the purchase price resulted in licenses of approximately $924,504 on the balance sheet, which are being amortized on a straight-line basis over a period of 40 years.

The following unaudited pro forma condensed consolidated financial information was prepared assuming (i) Palmer was acquired on January 1, 1996, (ii) Palmer's acquisition of the Georgia - 1 RSA on June 20, 1996, the Georgia - 6 RSA on July 5, 1996 and the Georgia - 13 RSA on January 31, 1997 occurred on January 1, 1996 and (iii) the Fort Myers Sale and Georgia Sale occurred on January 1, 1996.

The pro forma results may change as purchase price allocations change. Pro forma information is presented for comparative purposes only and does not purport to be indicative of the results which could have been achieved had this acquisition occurred as of January 1, 1996, nor does it purport to be indicative of results that may be achieved in the future.

                                            Unaudited
                                            Pro Forma
                                     Year Ended December 31,
                                     -----------------------
                                        1997           1996
                                        ----           ----
Total Revenue                         $161,468       $148,605
                                      --------       --------

Income (Loss) Before Income Taxes     $(52,009)      $ 40,722
                                      --------       --------

Net Income (Loss)                     $(44,008)      $ 21,772
                                      --------       --------

Basic earnings (loss) per share       $  (4.48)      $   1.49
                                      --------       --------
                                      $  (4.48)      $   1.47
Diluted earnings (loss) per share     --------       --------

2. OPERATIONS
   ----------
The Company has majority ownership in corporations and partnerships which operate the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas ("MSA") in three states: Florida (one), Georgia (five) and Alabama (two). The Company's ownership percentages in these entities range from approximately 78 percent to 100 percent. The Company owns directly and operates eight non-wireline cellular telephone systems in Rural Service Areas ("RSA") in Georgia (seven) and Alabama (one).

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Price and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments, including treasury bills, purchased with maturities of three months or less at the time of purchase to be cash equivalents.

Investment Securities
---------------------

At December 31, 1997, the Company's Investment Securities were marketable equity securities classified as "Available-for-Sale Securities" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1996, the Company's Investment Securities were marketable equity securities classified as "Trading Securities", as well as Available-for-Sale Securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as a separate component of shareholders' equity. Net unrealized holding gains and losses for Trading Securities are included in net income.

Trading securities and Available-for-Sale Securities were shown at fair value, which was based on quoted market prices, if available, for these investments.

Inventory
---------

Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment
----------------------

Property and equipment are stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Depreciation is provided principally by the straight-line method over the estimated useful lives, ranging from 5 to 25 years for buildings and improvements and 5 to 10 years for equipment, communications systems and furnishings.

Acquisitions and Licenses
-------------------------

The cost of acquired companies is allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition. The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are amortized on a straight-line basis over a 40-year period.

Subsequent to the acquisition of the licenses, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

Other Intangible Assets
-----------------------

Other intangible assets consist principally of deferred financing costs. These costs are being amortized by the interest or straight-line method over the lives of the related debt agreements which range from 5 to 10 years.

Film Broadcast Rights
---------------------

The total cost of film broadcast rights is recorded as an asset and a liability when the program becomes available for broadcast. The cost of film broadcast rights is charged to operations on the basis of the estimated number of showings or, if unlimited showings are permitted, over the terms of the broadcast license agreement. Amortization of film broadcast rights included in operating expenses amounted to approximately $334 and $1,831 for the years ended December 31, 1996 and 1995, respectively.

Interest Rate Swap Agreements
-----------------------------

The differential to be paid or received in connection with interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements.

Revenue Recognition
-------------------

Service revenue from cellular operations includes local subscriber revenue and outcollect roaming revenue.

Local subscriber revenue is earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

Outcollect roaming revenue represents revenue earned for usage of its cellular network by subscribers of other cellular carriers. Outcollect roaming revenue is recognized when the services are rendered.

Equipment sales and installation revenues are recognized upon delivery to the customer or installation of the equipment.

Net media revenue consists of advertising revenue and revenue from barter transactions.

Advertising revenue is recognized as income when the advertisements are broadcast.

Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast, and merchandise or services received are charged to expense when received or used.

Operating Expenses Engineering, Technical and Other Direct
-----------------------------------------------------------

Engineering, technical and other direct operating expenses represent certain costs of providing cellular telephone services to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of the Company's subscribers using cellular networks of other cellular carriers. Incollect roaming revenue, collected from the Company's subscribers, is netted against the incollect roaming expense to determine net incollect roaming expense.

Per Share Data
--------------

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. All earnings per share amounts have been presented or restated to conform to the SFAS No. 128 requirements. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options and warrants.

Fair Market Value of Stock Options
----------------------------------

During 1996, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123") became effective. SFAS 123 requires that companies either (1) record, as compensation expense, the fair market value, as defined, of stock options issued to employees, or (2) if the Company elects to not record the fair market value of stock options granted as compensation expense, to disclose the pro forma impact on net income and earnings per share as if such compensation expense was recorded. The Company has elected to adopt the disclosure requirements.

Income Taxes
------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments
-----------------------------------

Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

For cash and cash equivalents, trade accounts receivable, receivables from other cellular carriers, notes payable, accounts payable and accrued expenses, the carrying value approximates fair value due to the short-term nature of those instruments. Investment securities are recorded at fair value.

Rates currently available for long-term debt with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value of long-term debt. Note 8 presents the fair value of long-term debt and the related interest rate cap and swap agreements.

Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. For financial instruments where no market exists for fair value, estimates are based on judgments regarding current conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

4.  DISPOSITIONS
    ------------

On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliated television stations, for approximately $40.7 million in cash. The Company recognized a pre-tax gain of approximately $29.4 million.

On March 1, 1996, the Company sold substantially all of the assets except cash and accounts receivable, together with certain liabilities of WHTM-TV, its ABC affiliated television station serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania, television market, for $115 million in cash. The Company recognized a pre-tax gain of approximately $65.6 million.

The gains and losses on the dispositions outlined above have been included in other (income) expense, net on the Company's statement of operations.


5.  OTHER ASSETS
    ------------

Included in other assets are investments in notes receivable, which include the following:

During 1996, the Company loaned $1,000 to the Hamilton Group LLC ("Hamilton") in the form of a Promissory Note bearing interest at the rate of 6% and payable on December 31, 1999. The maturity date is extendable at the Maker's option until December 31, 2001. A Director of the Company is a participant in Hamilton. During 1997, the Company set up a reserve for the full amount of this note.

In 1995, the Company received a $655 payment on a note receivable originating from the sale of its outdoor advertising business in 1994. During 1994, the Company set up a reserve of $338 against this note receivable. Since this note receivable was collected in full, the previously established reserve was reversed and treated as income and included in other income (expense) on the Company's consolidated statement of operations.

During 1994, in connection with the sale of Eimar Realty Corporation, the Company received a note from the buyer, TLM Corporation ( a former subsidiary of the Company), in the amount of $540. The note bears interest at the rate of 5% per annum, payable quarterly, with principal payable on May 20, 1998.

In connection with the sale in 1987 of seven radio stations to Fairmont Communications Corporation ("Fairmont") for an aggregate sales price of $120 million, the Company loaned $50 million to Fairmont (the "Fairmont Notes") and acquired a 27% equity interest in Fairmont. The Fairmont Notes were issued in three series of 12.5% increasing rate subordinated notes due in 1992, extendible at Fairmont's option to 1994. Interest on the notes was payable quarterly in cash or additional notes at Fairmont's election.

During 1992, Fairmont filed for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its equity interest in Fairmont and the Fairmont Notes.

During 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Chapter 11 Plan of Reorganization (the "Fairmont Plan") for Fairmont and its subsidiaries. Essentially, the Fairmont Plan provided for the orderly liquidation of the assets of Fairmont and its subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. In 1997, 1996 and 1995, the Company received net cash payments totaling approximately $250, $63 and $7,900 from the proceeds of the liquidation of Fairmont, respectively. This amount has been treated as income and included in other income (expense) on the Company's consolidated statements of operations.


6.  INVESTMENT IN PARTIALLY OWNED COMPANIES
    ---------------------------------------

On December 21, 1995, the Company acquired warrants for $8,350 to purchase 1,819,610 shares of PriCellular Corporation's ("PriCellular") Class B Common Stock. The exercise price at December 31, 1997 was approximately $5.26 per share of Class B Common Stock, and escalates over the next two years to $6.29. During 1996, the Company purchased 1,726,250 shares of PriCellular Class A Common Stock for approximately $13,100. During 1997, the Company sold 640,500 of these shares for approximately $5,469 and recognized a gain of approximately $409.

The President of the Company is a director and Chairman of PriCellular.

In March 1988, PriCellular Corporation agreed to be acquired by American Cellular Corporation. Under the terms of the definitive merger agreement, holders of PriCellular stock will receive $14 in cash for each common share. If the merger is consummated, the Company expects to record an estimated pre-tax gain of $15.3 upon the sale of stock and warrants it holds in PriCellular.

7. OTHER CURRENT LIABILITIES
   -------------------------

Other current liabilities consist of:

                                                         December 31,
                                                   -----------------------
                                                     1997           1996
                                                   --------       --------
Accrued telecommunication expenses                 $  2,176       $      -
Accrued local taxes                                   3,973          3,311
Accrued severance payments                            6,155              -
Accrued shutdown and consolidation costs
      of certain acquired facilities                  3,818              -
Miscellaneous accruals                                2,341              -
                                                   --------       --------
                                                   $ 18,463       $  3,311
                                                   --------       --------

8. LONG-TERM DEBT
   --------------

Long-term debt consists of the following:

                                                         December 31,
                                                   -----------------------
                                                     1997           1996
                                                   --------       --------

Credit Agreement                                   $ 438,000 (a)  $       -
11.75% Senior Subordinated Notes                     175,000 (b)          -
13.5% Senior Secured Discount Notes                   80,112 (c)          -
                                                   ---------      ---------
                                                     693,112              -
Less current installments                              2,812              -
                                                   ---------      ---------
Long-term debt, excluding current installments     $ 690,300      $       -
                                                   ---------      ---------

(a) In October 1997, PCW entered into a credit agreement ("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525,000. The Credit Agreement includes a $325,000 term loan facility and a $200,000 revolving credit facility. The term loan facility is composed of tranche A loans of up to $100,000, which will mature on September 30, 2005, and tranche B loans of up to $225,000, which will mature on September 30, 2006. The revolving credit facility will terminate on September 30, 2006. The credit agreement bears interest at the alternate base rate, as defined in the Credit Agreement, or at the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and (y) 1.5% for base rate loans and (ii) in the case of tranche B loans (x) 2.75% for Euro-Dollar rate loans and (y) 1.75% for base rate loans. As of December 31, 1997, the Credit Agreement was bearing interest at 8.5% for the tranche A loan and revolving credit facility and 8.7% for the tranche B loan. As of December 31, 1997, $87,000 of the revolving credit facility was unused and available for borrowings.

     PCW will pay commitment fees in an amount equal to 0.50% per annum on the daily average unused portion of the revolving credit facility. Such fees shall be payable quarterly in arrears and upon the maturity or termination of the revolving credit facility.

     Beginning in March 1998, the applicable margins for the tranche A term loans and revolving loans will be determined based on the ratio of consolidated total debt to consolidated EBITDA of PCW and subsidiaries (as defined in the Credit Agreement).

     Holdings and all existing or future subsidiaries of PCW are guarantors of the Credit Agreement. PCW's obligations under the Credit Agreement are secured by: (i) all existing and after-acquired personal property of PCW and the subsidiary guarantors, including a pledge of all of the stock of all existing or future subsidiaries of PCW, (ii) first-priority perfected liens on all existing and after-acquired real property fee and leasehold interests of PCW and the subsidiary guarantors, subject to customary permitted liens (as defined in the Credit Agreement), (iii) a pledge by Holdings of the stock of PCW and (iv) a negative pledge on all assets of PCW and its subsidiaries, subject to exceptions.

     The Credit Agreement contains customary covenants and restrictions on PCW's ability to engage in certain activities, including, but not limited to: (i) limitations on other indebtedness, liens, investments and guarantees, (ii) restrictions on dividends and redemptions and payments on subordinated debt and (iii) restrictions on mergers and acquisitions, sales of assets and leases.

     The Credit Agreement also contains financial covenants requiring PCW to maintain a minimum total debt service coverage test, a minimum EBITDA test, a minimum interest coverage test, a minimum fixed charge coverage test and a maximum leverage test.

(b) In July 1997, PCW issued $175,000 of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The carrying value of the 11.75% Notes approximates fair value as of December 31, 1997.

(c) In August 1997, Holdings issued 153,400 units, consisting of Notes and warrants to purchase 824,525 shares of the Company (the "Warrants"), in exchange for $80,000. The Notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to

     August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable, under certain circumstances, at the option of the Company, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date. The Notes mature on August 1, 2007 and contain covenants that restrict payments of dividends, incurrence of debt and sale of assets. The Warrants have been assigned a value of $4,288, which amount is accounted for as original issue discount, resulting in an effective interest rate of 14.13% per annum. The fair value of the Notes was estimated as $80,112 as of December 31, 1997.

The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 1997, the Company had outstanding seven interest rate swap agreements and one interest rate cap agreement having a total notional value of $370,000. These interest rate swap and cap agreements effectively change the Company's interest rate exposure on a quarterly basis on $370,000 deposit. The cap and swap agreements are summarized as follows:

                                            Maximum  Notional
     Type of agreement      Maturity         LIBOR     Value
     -----------------      --------        -------    -----

Pay Later Cap (1)         Jan. 12, 1998       8.50%  $ 20,000
Participating Swap (2)    Aug. 10, 1998       5.98%    15,000
Swap                      Aug. 6, 1999        6.36%    25,000
Swap                      Oct. 21, 1999       5.92%   185,000
Swap                      Aug. 7, 2000        6.09%    50,000
Swap                      Aug. 21, 2000       6.11%    25,000
Swap                      Oct. 10, 2000       6.10%    25,000
Swap                      Oct. 11, 2000       5.99%    25,000
                                                     --------
                                                     $370,000
                                                     --------

(1) When the three-month LIBOR rate is 8.5 percent or higher the Company receives a quarterly payment of $98.
(2) When the six-month LIBOR rate is less than 5.98 percent the Company participates in 45 percent of the difference.

The market value of the swap and cap agreements above, which has not been reflected in the consolidated financial statements as of December 31, 1997, is a loss of $1,076.

The Company is exposed to interest rate risk in the event of nonperformance by the other party to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by any of the banks.

The aggregate maturities of long-term debt are as follows:

   December 31,                         Amount
   ------------                         ------

   1998                                 $  2,812
   1999                                    4,750
   2000                                   12,875
   2001                                   15,375
   2002                                   17,875
   Thereafter                            639,425
                                        --------
                                        $693,112
                                        --------

9.      INCOME TAXES
        ------------

Provision (benefit) for income taxes is approximately:

                                                Year Ended December 31,
                                        --------------------------------------
                                        1997              1996            1995
                                        ----              ----            ----

Current:
  Federal                               $ (2,406)         $13,673        $    -
  State and local                           (432)          10,219           447
                                        --------          -------        ------
                                          (2,838)          23,892           447
                                        --------          -------        ------


Deferred:
  Federal                                 (2,090)             692          (560)
  State and local                           (415)               -          (134)
                                        --------          -------        ------
                                          (2,505)             692          (694)

Adjustment to valuation reserve             (166)               -             -
                                        --------          -------        ------

Tax provision (benefit)                 $ (5,509)         $24,584        $ (247)
                                        --------          -------        ------

For the years ended December 31, 1997, 1996 and 1995, the provision for income taxes differs from the amount computed by applying the federal income tax rate (34%) because of the following items:


                                                Year Ended December 31,
                                        --------------------------------------
                                        1997              1996            1995
                                        ----              ----            ----


Tax at federal income tax rates         $ (4,916)         $ 33,338     $ 3,808
State taxes, net of federal
  income tax benefit                        (551)            7,487         291
Non deductible interest expense              155                 -           -
Benefits of utilization of operating
  loss carryforwards                           -           (33,729)     (4,975)
Basis difference and goodwill on
  sold properties                              -            17,088           -
Reversal of valuation reserve               (166)                -           -
Other                                        (31)              400         629
                                        --------          --------     -------
                                        $ (5,509)         $ 24,584     $  (247)
                                        --------          --------     -------

Deferred tax assets and liabilities and the principal temporary differences from which they arise are:

                                                           December 31,
                                                     -----------------------
                                                     1997               1996
                                                     -----------------------
Deferred tax assets:
 Accounts receivable, principally due to allowance
 for doubtful accounts                               $    327       $    166
 Inventory reserve                                        144              -
 Deferred revenue                                         400              -
 Non-deductible accruals                                6,495              -
 Net operating loss carryforwards                       3,638              -
 Reserve on long-term investments                         490            350
                                                     --------       --------
      Total                                            11,494            516
Less valuation allowance                               (3,560)          (166)
                                                     --------       --------
      Total deferred tax assets                         7,934            350
                                                     --------       --------

Deferred tax liabilities:
  Accumulated depreciation                              8,559              -
  Licenses                                            302,306              -
  Unrealized gain on marketable equity securities       1,156          1,043
                                                     --------       --------
      Total deferred tax liabilities                  312,021          1,043
                                                     --------       --------
      Net deferred tax liabilities                   $304,087       $    693
                                                     --------       --------

The net operating loss carryforwards, applicable to the operations of subsidiaries of the Company, totaled approximately $8,900 at December 31, 1997 and expire in amounts ranging from approximately $300 to $1,100 through 2012. For these carryforwards, utilization is limited to the subsidiary that generated the carryforwards, unless the Company utilizes alternative tax planning strategies.



10.  OTHER INCOME (EXPENSE)
     ----------------------

Other income (expense) consists of the following:

                                                   Year Ended December 31,
                                                 ----------------------------
                                                 1997        1996        1995
                                                 ----------------------------


Gains on sales of properties, net (Note 4)       $     -    $94,998   $     -
Recovery on notes receivable, net (Note 5)           250         63     7,885
Loss on write-down of long-term investments       (1,400)    (1,000)        -
     and notes receivable
Loss on purchase of common stock (Note 11)             -          -    (1,186)
Realized gain (loss) on marketable
  securities, net                                    609       (794)     (166)
Sale of intangibles                                1,115          -         -
Gain realized from withdrawal of license
     application                                     250          -         -
Other, net                                           576       (272)      581
                                                 -------    -------   -------
                                                 $ 1,400    $92,995   $ 7,114
                                                 -------    -------   -------

11.  SHAREHOLDERS' EQUITY
     --------------------

The Company currently has outstanding warrants on its common stock exercisable for approximately 242,000 shares at an exercise price of $2.16 per share during the five-year period ending September 30, 1998. The Company also had outstanding warrants on its Common Stock exercisable for approximately 824,525 shares at an exercise price of $0.01 per share. See note 8C.

In October 1994, the Company's Board of Directors enacted a Stockholders' Rights Plan (the "Plan") designed to protect the interests of the Company's shareholders in the event of a potential takeover for a price which does not reflect the Company's full value or which is conducted in a manner or on terms not approved by the Board as being in the best interests of the Company and its shareholders. The Board has declared a dividend distribution of One Common Stock Purchase Right on each outstanding share of Common Stock of the Company. The Rights provide, in substance, that should any person or group acquire 20% or more of the Company's Common Stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of Price Communications Corporation common shares for 50% of their then current market value. In addition, the Rights may be exercised at the holders' option, at a purchase price of $18.00 per share at any time prior to the termination of the Plan. Unless a 20% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination of the Plan.

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

In March 1995, at the Company's Annual Meeting, the shareholders authorized the creation of 20 million shares of undesignated Preferred Stock for acquisitions and other purposes. In May 1997, approximately 1,092,000 shares were issued to the President of the Company (Note 12).

On April 8, 1995, the Company's Board of Directors approved a five-for -four stock split of the Company's Common Stock, payable to shareholders of record as of the close of business on March 27, 1995. The Company issued approximately 2 million shares of Common Stock. The stated par value of each share was not changed from $.01. All presentations of shares outstanding and amounts per share in years prior to 1995 have been restated to reflect the 1995 stock split.

In March 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 1,300,000 shares of its Common Stock. In February 1997, an additional 3 million shares were authorized for repurchase. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. Approximately 2,468,000, 644,000 and 1,691,000 shares were purchased and retired in 1997, 1996 and 1995, respectively, under these new authorizations and previous authorizations.

In June 1997, the Company entered into a transaction with NatWest Capital Markets Limited ("NatWest"), whereby the Company issued to NatWest 1,129 units (the "PIK Units") of PIK Preferred Stock and warrants ("PIK Warrants") in exchange for 2,292,953 shares of Common Stock held by NatWest. On October 6, 1997, the Company repurchased the PIK Units.

In August 1997, in connection with the issuance, by a subsidiary of the Company, of the 13.5% Senior Secured Discount Notes (Note 8), the Company issued Warrants to purchase 659,620 shares of its Common Stock at an exercise price of $ 0.01 per share. The Warrants expire on August 1, 2007. During the year ended December 31, 1997, 79,100 shares of The Company's Common Stock were issued as a result of Warrants being exercised.

On December 4,1997, the Company's Board of Directors approved a five-for -four stock split of the Company's Common Stock to shareholders of record as of the close of business on December 10,1997. The Company issued approximately 1.4 million shares of Common Stock. The stated par value of each share was not changed from $.01. All presentations of amounts per share in years prior to 1997 have been restated to reflect the 1997 stock split.

12.  REDEEMABLE PREFERRED STOCK
     --------------------------

In May 1997, The Company's Board of Directors and Compensation Committee authorized the issuance to Robert Price, President of the Company of approximately 728,000 shares of the company's Series A Preferred Stock, in respect of which, in the event of (i) a merger of the Company, the sale or exchange of all or substantially all of the Company's assets or the occurrence of any other transaction or events as a result of which the holders of Common Stock receive at least $17.60 per share or (ii) the acquisition of more than 50% of the voting power of the securities of the Company then outstanding by any person, entity or group, provided the market value of the Common Stock of the company at such time is at least $17.60 per share (the amount per share received by holders of Common Stock or the market price per share of Common Stock described above being referred to as the "Transaction Price"), Mr. Price would receive payments per each share of the Series A Preferred Stock which increase as the Transaction Price per share increases.

Each share of Series A Preferred Stock is entitled to 1.25 votes per share and to receive dividends and liquidation distributions (other than in a transaction resulting in a payment as described above) at the rate of 1.25% of the dividends and liquidation distributions payable with respect to a share of Common Stock.

The shares of Series A Preferred Stock will be repurchased by the Company upon Mr. Price's request, provided that the trading price of the Company's Common stock during any 10 consecutive trading days prior to such request was at least $17.60 per share, for a purchase price equal to its then fair market value, as determined by appraisal. The Company's repurchase obligation may be satisfied, at the option of the Company's Board of Directors, with Common Stock of the Company valued at its then trading price, provided that (i) the Company's total indebtedness at such time is at least $200 million and (ii) such transaction is a tax-free exchange to Mr. Price. The shares of Series A Preferred Stock will be repurchased by the Company in the event of Mr. Price's death or termination of employment prior to a transaction resulting in payment as aforesaid, under certain conditions.

In May 1997, The Company's Board of Directors and Compensation Committee authorized the issuance to Mr. Price of approximately 364,000 shares of the Company's Series B Preferred Stock, in respect of which, in the event of (i) a merger of the Company, the sale or exchange of all or substantially all of the Company's assets or the occurrence of any other transaction or events as a result of which the holders of Common Stock receive at least $12.00 per share or
(ii) the acquisition of more than 50% of the voting power of the securities of the Company then outstanding by any person, entity or group, provided the market value of the Common Stock of the company at such time is at least $12.00 per share (the amount per share received by holders of Common Stock or the market price per share of Common Stock described above being referred to as the "Series B Transaction Price"), Mr. Price would receive a payment per each share of the Series B Preferred Stock equal to the Series B Transaction Price per share over $8.00. Each share of Series B Preferred Stock is entitled to .625 votes per share and to receive dividends and liquidation distributions (other than in a transaction resulting in a payment as described above) at the rate of 1.25% of the dividends and liquidation distributions payable with respect to a share of Common Stock.

The shares of the Series B Preferred Stock will be repurchased by the Company upon Mr. Price's request, provided that the trading price of the Company's Common Stock during any period of 10 consecutive trading days prior to such request was at least $12.00 per share, for a purchase price equal to its then fair market value, as determined by appraisal. The Company's repurchase obligation under the preceding sentence may be satisfied, at the option of the Company's Board of directors, with Common Stock of the Company valued at its then trading price, provided that (i) the Company's total indebtedness at such time is at least $200 million and (ii) such transaction is a tax-free exchange to Mr. Price. In addition, the shares of Series B Preferred Stock will be repurchased by the Company in the event of Mr. Price's death or termination of employment prior to the transaction resulting in the payment as set forth in the preceding paragraph, under certain circumstances.

Both the Series A Preferred Stock and the Series B Preferred Stock have been shown outside of Shareholders' Equity as the redemption of these issues are outside the control of the Company.


13.  STOCK OPTION PLAN
     -----------------

The Company has a long-term incentive plan (the "1992 Long-Term Incentive Plan"), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long Term Incentive Plan is 1,562,500. The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years.

In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% in all years; risk free interest rate of 5.85%, 5.8%, and 6% in 1997, 1996, and 1995, respectively; and an expected life of 7 years for all years. Expected volatility was assumed to be 56.8%, 43.7%, and 47.8% in 1997, 1996, and 1995, respectively.

A summary of plan transactions is presented in the table below:

                                         Number of       Weighted Average    Weighted Average
                                          Shares          Exercise Price        Fair Value
                                          ------          --------------        ----------
Outstanding at December 31, 1994        1,150,032              $ 2.88
   Granted                                227,734              $ 3.55              $  .98
   Exercised                              (89,469)             $ 1.38
                                        ---------

Outstanding at December 31, 1995        1,288,297              $ 3.10
   Granted                                 34,375              $ 4.78              $ 1.52
   Excercised                            (160,416)             $ 1.38
   Canceled                               (61,084)             $ 3.60
                                        ---------

Outstanding at December 31, 1996        1,101,172              $ 3.15
   Granted                              1,243,750              $ 6.35              $ 3.16
   Exercised                           (1,032,422)             $ 2.00

Outstanding at December 31, 1997        1,312,500              $ 6.19

The following table summarizes information about stock options outstanding at December 31, 1997:


                                      Weighted                        Weighted
                     Number            Average         Number          Average
   Range of        Outstanding       Remaining       Exercisable      Exercise
Exercise Price     at 12/31/97          Life         at 12/31/97       Price
-----------------------------------------------     ---------------------------

$ 2.40 to $ 5.60     92,188            5 years          92,188           3.18

$ 5.84              601,563            7 years

$ 6.73              618,750            7 years


As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized. Had the fair value method of accounting been applied, the tax-effected impact would be as follows:

                                        1997            1996            1995
Net (Loss) Income, as reported       $ (8,949)       $ 70,667        $ 11,126
Extimated fair value of the
  years option grants, net of tax         372              50             186

Proforma
Net (Loss) income                    $ (9,321)       $ 70,617        $ 10,940
Proforma basic (loss) earnings
  per share                          $   (.95)       $   4.82        $    .70
Proforma diluted (loss) earnings
  per share                          $   (.95)       $   4.76        $    .68


14.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements.

The Company has an employment agreement with its President covering base salary and incentive compensation. The agreement has a term of three years expiring in October 2000, at a base salary of $300, subject to adjustment, and can be extended for periods of three years at the Company's option. Cash performance bonuses and stock option awards are determined solely at the discretion of the Board of Directors or the Stock Option Committee, respectively.

The Company and its subsidiaries lease a variety of assets used in their operations, including office space. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 1997 and in the aggregate.

         Year ending December 31:
              1998                            $3,218
              1999                             2,803
              2000                             2,263
              2001                             1,587
              2002                             1,125
              Thereafter                       1,746

Rental expense, net of sublease income, for operating leases was approximately $4,180, $158 and $187 for the years ended December 31, 1997, 1996 and 1995.


15.  SUBSEQUENT EVENTS
     -----------------

In February 1998, the Company's Board of Directors authorized the purchase of up to 500,000 shares of its Common Stock in the open market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interest of the Company's shareholders, in addition to previous authorizations.

In March, 1998, the Company's Board of Directors approved a five-for -four stock split of the Company's Common Stock to shareholders of record as of the close of business on March 19, 1998. The stated par value of each share was not changed from $.01.

16.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

The following is supplemental disclosure cash flow information for the years ended December 31, 1997, 1996 and 1995.

                                           1997        1996      1995
                                          -------      ----     ------

Cash paid for:
     Income taxes paid, net of refunds  $    136      $23,275  $  340
     Interest paid                        25,150          713   1,534

Non-cash operating activities:
     Trade/barter revenue                      -            -   1,440
     Trade/barter expense                      -            -   1,440


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
    ----------------------------------------------


                                First     Second    Third    Fourth
                                Quarter   Quarter   Quarter  Quarter  Total
                                -------   -------   -------  -------  -----

Year Ended December 31, 1996

   Total Revenue                $  2,962  $  -      $  -     $  -     $  2,962

   Operating loss               $   (326) $  (496)  $ (596)  $  (693) $ (2,111)

   Net income(loss)             $ 70,318  $  (275)  $  695   $   (71) $ 70,667

   Net income (loss) per share:
        Basic                   $   4.71  $ (0.02)  $ 0.05   $ (0.01) $   4.82
        Diluted                 $   4.61  $ (0.02)  $ 0.05   $ (0.01) $   4.76

   Year Ended December 31, 1997

   Total revenue                $  -      $  -      $  -     $43,713  $ 43,713

   Operating(loss) income       $  (921)  $  (433)  $ (553)  $ 6,526  $  4,619

   Net income (loss)            $   172   $   437   $(2,332) $(7,226) $ (8,949)

   Net income (loss) per share:
        Basic and Diluted       $  -      $  0.04   $ (0.30) $ (0.84) $  (0.91)

Financial data for the fourth quarter 1997, include results from the acquisition of Palmer.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Shareholders of Palmer Wireless Inc.:

We have audited the accompanying consolidated statement of operations, stockholder's equity and cash flows of Palmer Wireless Inc. (a Delaware Corporation) and subsidiaries for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of operations is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of operations. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Palmer Wireless Inc. and subsidiaries for the nine month period ended September 30, 1997 in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

New York, New York
March 17, 1998

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Price Communications Wireless, Inc. (formerly Palmer Wireless, Inc.):


We have audited the accompanying consolidated balance sheet of Palmer Wireless, Inc. and subsidiaries (Predecessor) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palmer Wireless, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



Des Moines, Iowa
January 30, 1997

             Palmer Wireless, Inc. and Subsidiaries (Predecessor)

                          Consolidated Balance Sheet

                               ($ in thousands)



                                                                    December 31,
                                                                        1996
                                                                    ------------
                           Assets
                           ------
Current assets:
        Cash and cash equivalents                                   $     1,698
        Trade accounts receivable, net of allowance for doubtful
                accounts of $1,791                                       18,784
        Receivable from other cellular carriers                           1,706
        Prepaid expenses and deposits                                     2,313
        Inventory                                                         5,106
        Deferred income taxes                                               830
                                                                    ------------
                  Total current assets                                   30,437

Property and equipment:
        Land and improvements                                             5,238
        Buildings and improvements                                        7,685
        Equipment, communication systems, and furnishings               166,735
                                                                    ------------
                                                                        179,658
        Less accumulated depreciation and amortization                   47,220
                                                                    ------------
                  Net property and equipment                            132,438
Licenses and goodwill, net of accumulated amortization of $30,188       375,808
Other intangible assets and other assets, at cost less accumulated
     amortization of $7,311                                              11,259
                                                                    ------------
                       Total assets                                 $   549,942
                                                                    ============

         See accompanying notes to consolidated financial statements.

             Palmer Wireless, Inc. and Subsidiaries (Predecessor)

                          Consolidated Balance Sheet

                               ($ in thousands)

                                                                    December 31,
                                                                        1996
                                                                    ------------

                      Liabilities and Equity
                      ----------------------

Current liabilities:
        Current installments of long-term debt                      $      5,296
        Notes payable                                                      1,366
        Accounts payable                                                  10,394
        Accrued interest payable                                           2,341
        Accrued salaries and employee benefits                             2,432
        Other accrued liabilities                                          3,626
        Deferred revenue                                                   3,929
        Customer Deposits                                                    757
                                                                    ------------
                Total current liabilities                                 30,141

Long-term debt, excluding current installments                           337,000
Deferred income taxes                                                     11,500
Minority interests                                                         6,371

Commitments and contingencies                                                  -

Stockholders' equity
        Preferred stock par value $.01 per share; 10,000,000
                shares authorized; none issued                                 -
        Class A Common Stock par value $.01 per share; 73,000,000
                shares authorized; 11,119,681 shares issued
                including shares in treasury and Class B Common
                Stock par value $.01 per share; 18,000,000 shares
                authorized 17,293,578 shares issued                          284
        Additional paid-in capital                                       166,975
        Retained earnings                                                  6,535
                                                                    ------------
                                                                         173,794
        Less Class A Common stock in treasury at
                cost - 600,000 shares                                      8,864
                                                                    ------------

                Total stockholders' equity                               164,930
                                                                    ------------

                Total liabilities and stockholders' equity          $    549,942
                                                                    ============

         See accompanying notes to consolidated financial statements.

                Palmer Wireless, Inc. and Subsidiaries (Predecessor)

                     Consolidated Statements of Operations

                               ($ in thousands)

                                              For the year ended            For the nine
                                                 December 31,               months ended
                                       ------------------------------
                                            1995              1996       September 30, 1997
                                       -------------     ------------    ------------------
Revenue:
   Service                             $    96,686       $   151,119     $         134,123
   Equipment sales and
    installation                             8,220             8,624                 7,613
                                       -------------     ------------    ------------------
        Total revenue                      104,906           159,743               141,736

Operating expenses:
   Engineering, technical
    and other direct                        18,184            28,717                23,301
   Cost of equipment                        14,146            17,944                16,112
   Selling, general and
    administrative                          30,990            46,892                41,014
   Depreciation and amortization            15,004            25,013                25,498
                                       -------------     ------------    ------------------
         Total operating expenses           78,324           118,566               105,925
                                       -------------     ------------    ------------------
         Operating income                   26,582            41,177                35,811
                                       -------------     ------------    ------------------

Other income (expense):
   Interest income                             211                62                    30
   Interest expense                        (21,424)          (31,524)              (24,497)
                                       -------------     ------------    ------------------
         Interest expense, net             (21,213)          (31,462)              (24,467)
   Other (expense) income, net                (687)             (429)                  208
                                       -------------     ------------    ------------------

         Total other expense               (21,900)          (31,891)              (24,259)
                                       -------------     ------------    ------------------

         Income before
          minority interest
          share of income and
          income taxes                       4,682             9,286                11,552

Minority interest share of income            1,078             1,880                 1,310
                                       -------------     ------------    ------------------
         Income before
           income tax expense                3,604             7,406                10,242

Income tax expense                           2,650             2,724                 4,153
                                       -------------     ------------    ------------------
               Net income              $       954       $     4,682     $           6,089
                                       =============     ============    ==================

Earnings per share:

         Basic earnings per share      $      0.04       $      0.18     $            0.22
                                       ===========       ===========     =================
         Weighted average # shares
           outstanding                  22,179,000        25,983,000            27,826,000
                                       ===========       ===========     =================

         Diluted earnings per share    $      0.04       $      0.18     $            0.22
                                       ===========       ===========     =================
         Weighted average # shares
           outstanding                  22,327,000        26,132,000            27,826,000
                                       ===========       ===========     =================

See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)


                                              COMMON STOCK            COMMON STOCK
                                                CLASS A                 CLASS B           ADDITIONAL
                                        ---------------------    --------------------       PAID-IN     RETAINED
                                        SHARES     AMOUNT        SHARES        AMOUNT       CAPITAL     EARNINGS
                                        ------     ------        ------        ------     ----------    --------
Balances at December 31, 1994           706,422    $    7        17,293,578     $  173      $  4,902    $     (167)

Partnership loss before
         business combination              --         --           --           --            (1,066)         --
Public offering, net of issuance
         costs of $8,114              5,369,350        54          --           --            68,345          --
Exercise of stock options                20,000       --           --           --               285          --
Net income                                 --         --           --           --          --               2,020
                                     ----------    --------     -----------   ----------    ----------   ----------
Balances at December 31, 1995         6,095,772        61        17,293,578        173        72,466         1,853

Public offering, net of issuance
         costs of $5,826              5,000,000        50          --           --            94,124          --
Exercise of stock options                 6,666       --           --           --                95          --
Employee and non-employee director
         stock purchase plans            17,243       --           --           --               290          --
Treasury shares purchased                  --         --           --           --          --                --
Net income                                 --         --           --           --          --               4,682
                                     ----------    --------     -----------   ----------    ----------   ----------
Balances at December 31, 1996        11,119,681       111        17,293,578        173       166,975         6,535

Exercise of stock options                70,000         1         --           --                998          --
Net income                                 --         --          --           --           --               6,089
                                     ----------    --------     -----------   ----------    ----------   ----------
Balances at September 30, 1997       11,189,681    $  112        17,293,578   $    173    $  167,973    $   12,624
                                     ==========    ========     ===========   ===========   =========== ===========



                                                    TREASURY STOCK                   TOTAL
                                               ------------------------           STOCKHOLDERS'
                                                  SHARES       AMOUNT                EQUITY
                                               ------------  -----------         --------------

Balances at December 31, 1994                      --         $     --                $    4,915

Partnership loss before
         business combination                      --               --                    (1,066)
Public offering, net of issuance
         costs of $8,114                           --               --                    68,399
Exercise of stock options                          --               --                       285
Net income                                         --               --                     2,020
                                              ------------     ------------       ---------------
Balances at December 31, 1995                      --               --                    74,553

Public offering, net of issuance
         costs of $5,826                           --               --                    94,174
Exercise of stock options                          --               --                        95
Employee and non-employee director
         stock purchase plans                      --               --                       290
Treasury shares purchased                       600,000           (8,864)                 (8,864)
Net income                                         --               --                     4,682
                                              ------------     ------------       ---------------
Balances at December 31, 1996                   600,000           (8,864)                164,930

Exercise of stock options                          --               --                       999
Net income                                         --               --                     6,089
                                              ------------     ------------       ---------------
Balances at September 30, 1997                  600,000       $   (8,864)             $  172,018
                                              ============     ============       ===============

         See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                                                                           FOR THE YEAR ENDED
                                                                                               DECEMBER 31,         FOR THE NINE
                                                                                        ----------------------       MONTHS ENDED
                                                                                         1995           1996      SEPTEMBER 30, 1997
                                                                                        -----------   --------   ------------------
Cash flows from operating activities:
       Net income                                                                     $    954         $ 4,682        $     6,089
       Adjustments to reconcile net income to net cash                                  -----------   --------   ------------------
            provided by operating activities:
                  Depreciation and amortization                                         15,004          25,013             25,498
                  Minority interest share of income                                      1,078           1,880              1,310
                  Deferred income taxes                                                  2,650           1,855              3,939
                  Interest deferred and added to long-term debt                            607             355                  -
                  Payment of deferred interest                                               -          (1,080)            (1,514)
                  Changes in current assets and liabilities:
                  (Increase) decrease in trade accounts receivable                      (2,741)         (1,561)               473
                  Decrease (increase) in inventory                                       4,076          (2,595)             2,800
                  Increase (decrease) in accounts payable                                2,623            (841)            (1,390)
                  (Decrease) in accrued interest payable                                   (14)           (167)              (374)
                  Increase in accrued salaries and employee benefits                       241             165                251
                  Increase (decrease) in other accrued liabilities                         583            (507)             2,049
                  Increase in deferred revenue                                             658             912                  4
                  (Decrease) increase in customer deposits                                 (53)            134                (94)
                  Other                                                                  1,994           1,885               (250)
                                                                                       ----------     ----------    --------------
                  Total adjustments                                                     26,706          25,448             32,702
                                                                                       ----------     ----------    --------------
                       Net cash provided by operating activities                        27,660          30,130             38,791
                                                                                       ----------     ----------    --------------
Cash flows from investing activities:
       Capital expenditures                                                            (36,564)        (41,445)           (40,757)
       Increase in other intangible assets and other assets                               (310)         (2,180)              (778)
       Proceeds from sales of property and equipment                                        38               5                201
       Purchase of cellular systems                                                   (158,397)        (67,588)           (31,469)
       Collection of purchase price adjustment                                               -           2,452                  -
       Purchases of minority interests                                                  (1,543)         (1,854)              (956)
                                                                                       ----------     ----------    --------------
                       Net cash used in investing activities                          (196,776)       (110,610)           (73,759)
                                                                                       ----------     ----------    --------------
Cash flows from financing activities:
       Payment on advances from Palmer Communications Incorporated                      (1,650)              -                  -
       Increase (decrease) in short term notes payable                                       -           1,366             (1,366)
       Repayment of long-term debt                                                     (65,125)       (108,319)            (3,782)
       Proceeds from long-term debt                                                    171,000         100,000             41,000
       Payment of debt issuance costs                                                   (4,803)              -                  -
       Public offering proceeds, net                                                    71,144          95,000                  -
       Proceeds from stock options exercised                                               285              95                999
       Payment of deferred offering costs                                               (1,297)           (826)                 -
       Purchase of treasury stock                                                            -          (8,864)                 -
       Proceeds from sales under stock purchase plans                                        -             290                  -
                                                                                       ----------     ----------    --------------
                       Net cash provided by financing activities                       169,554          78,742             36,851
                                                                                       ----------     ----------    --------------
                       Net increase (decrease) in cash and cash equivalents                438          (1,738)             1,883
Cash and cash equivalents at the beginning of period                                     2,998           3,436              1,698
                                                                                       ----------     ----------    --------------
Cash and cash equivalents at the end of period                                       $   3,436       $   1,698      $       3,581
                                                                                       ==========     ==========    ==============


         See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                ($ IN THOUSANDS)

       Supplemental Schedule of Noncash Investing and Financing Activities

During 1995, the Predecessor committed to purchase certain minority interests in 1996. This commitment totaling $451 was accrued in 1995 and paid in 1996.

During 1996, the Predecessor increased the purchase obligations related to the final purchase price adjustment for the controlling interest in a non-wireline cellular telephone system purchased in 1991. This increase amounted to $899 and resulted in an increase in licenses.

Acquisitions of non-wireline cellular telephone systems in 1995, 1996 and 1997:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,            FOR THE NINE
                                                            ----------------------        MONTHS ENDED
                                                               1995         1996       SEPTEMBER 30, 1997
                                                            ----------------------    --------------------

                     Cash payment                             $158,397    $  67,588             $ 31,469
                                                            ===========   =========   ====================
                     Allocated to:

                          Fixed assets                        $ 22,846    $   5,678             $  3,197
                          Licenses and goodwill                136,940       61,433               27,738
                          Deferred income taxes                 (6,165)           -                    -
                          Current assets and liabilities, net    4,776          477                  534
                                                            -----------   ---------   --------------------
                                                              $158,397    $  67,588             $ 31,469
                                                            ===========   =========   ====================

               Supplemental disclosure of cash flow information

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,               FOR THE NINE
                                                            ------------------------         MONTHS ENDED
                                                                 1995         1996        SEPTEMBER 30, 1997
                                                            ------------   ---------   ---------------------
Income taxes paid (received), net                             $      -     $  1,591                $   (736)
                                                            ============   =========     ===================
Interest paid                                                 $ 18,435     $ 29,733                $ 25,102
                                                            ============   =========     ===================

         See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND ACQUISITION



     BASIS OF PRESENTATION


       The consolidated financial statements reflect the historical cost of assets and liabilities and results of operations of Palmer Wireless, Inc. and Subsidiaries ("Palmer"). On October 6, 1997, Palmer was merged onto Price Communications Wireless, Inc., an indirect wholly owned subsidiary of Price Communications Corporation ("PCC").


   CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Palmer after the elimination of significant intercompany accounts and transactions.

     Palmer was a Delaware corporation and was incorporated on December 15, 1993 to effect an initial public offering of its Class A Common Stock. At December 31, 1996, Palmer Communications Incorporated ("PCI") owned 61 percent of the Predecessor's outstanding stock and had 75 percent of its voting rights and therefore the Predecessor was a subsidiary of PCI.

     On March 21, 1995 and April 18, 1995, Palmer issued 5,000,000 and 369,350 shares respectively, of Class A Common Stock in an initial public offering (the "Offering") for net proceeds of $68,399. In connection with the Offering, on March 21, 1995, the Predecessor issued 704,755 shares of Class A Common Stock and 17,288,578 shares of Class B Common Stock in exchange for 100 percent of the Partnership interests of Palmer Cellular Partnership (the "Exchange"). The assets and liabilities received in the Exchange were recorded at their historical cost to Palmer Cellular Partnership and not revalued at fair value on the date of transfer. Since the Exchange was between related parties it was accounted for in a manner similar to a pooling of interests.


     Losses in subsidiaries, attributable to minority stockholders and partners, in excess of their capital accounts and cash capital call provisions are not eliminated in consolidation.

   OPERATIONS

      Palmer has majority ownership in corporations and partnerships which operate the non-wireline cellular telephone systems in nine Metropolitan Statistical Areas ("MSA") in three states: Florida (two), Georgia (five) and Alabama (two). The Company's ownership percentages in these entities range from approximately 78 percent to 100 percent. The Company owns directly and operates nine non-wireline cellular telephone systems in Rural Service Areas in Georgia (eight) and Alabama (one).

   USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


   CASH AND CASH EQUIVALENTS

      For purposes of the statements of cash flows Palmer considers cash and repurchase agreements with a maturity of three months or less to be cash equivalents.


   INVENTORY

      Inventory consisting primarily of cellular telephones and telephone parts is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.


   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided principally by the straight-line method over the estimated useful lives, ranging from 5 to 20 years for buildings and improvements and 5 to 10 years for equipment, communications systems and furnishings.

   ACQUISITIONS AND LICENSES

     The cost of acquired companies is allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition (as determined by independent appraisers or management). The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses and goodwill are being amortized on a straight-line basis over a 40-year period.

   Subsequent to the acquisition of the licenses, Palmer continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. Palmer utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

   OTHER INTANGIBLE ASSETS

      Other intangibles consist principally of deferred financing costs and other items. These costs are being amortized by the interest or straight-line method over their respective useful lives, which range from 5 to 10 years.



   INCOME TAXES

     Palmer accounts for income taxes under the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


   INTEREST RATE SWAP AGREEMENTS

      The differential to be paid or received in connection with interest rate swap agreements is accrued as interest rates change and is recognized over the life of the agreements.

   REVENUE RECOGNITION

      Service revenue includes local subscriber revenue and outcollect roaming revenue.

      Local subscriber revenue is earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue is recognized when the service is rendered.

      Outcollect roaming revenue represents revenue earned for usage of its cellular network by subscribers of other cellular carriers. Outcollect roaming revenue is recognized when the services are rendered.

      Equipment sales and installation revenues are recognized upon delivery to the customer or installation of the equipment.

   OPERATING EXPENSES - ENGINEERING, TECHNICAL AND OTHER DIRECT

      Engineering, technical and other direct operating expenses represent certain costs of providing cellular telephone service to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of subscribers using cellular networks of other cellular carriers. Incollect roaming revenue is netted against the incollect roaming expense to determine net incollect roaming expense.


   PER SHARE DATA

   In 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share give effect to all dilutive securities that were outstanding during the period. All earnings per share amounts have been presented or restated to conform to SFAS No. 128 requirements. The only difference between basic and diluted earnings per share of Palmer is the effect of dilutive stock options.

STOCK OPTION PLANS

      Prior to January 1, 1996, Palmer accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, Palmer adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Palmer elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Fair value estimates, methods and assumptions used to estimate the fair
   value of  financial instruments are   set forth below:

      For cash and cash equivalents, trade accounts receivable, receivable from other cellular carriers, notes payable, accounts payable and accrued expenses, the carrying amount approximates the estimated fair value due to the short-term nature of those instruments.

     Rates currently available for long-term debt with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value for long-term debt. Note 5 presents the fair value for long-term debt and the related interest rate cap and swap agreements.

     Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. Because no market exists for a majority of the financial instruments, fair value estimates are based on judgments regarding current economic conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(2)  TRADE ACCOUNTS RECEIVABLE


     Palmer granted credit to its customers. Substantially all of the customers are residents of the local areas served. Generally, service is discontinued to customers whose accounts are 60 days past due.

      The activity in Palmer's allowance for doubtful accounts for the years ended December 31, 1995, and 1996 and the nine months ended September 30, 1997 consisted of the following:


                                      Balance at   Charged     Allowance at    Deductions,
                                      beginning       to         dates of          net of         Balance at
                                      of period    expenses    acquisitions      recoveries      end of period
                                     -----------  ----------  ---------------  -------------    ---------------
Year ended December 31, 1995         $    1,567   $    2,078  $        432     $    (2,197)     $      1,880
                                      =========    =========   ===========      ==========       ===========

Year ended December 31, 1996         $    1,880   $    3,946  $      1,270     $    (5,305)     $      1,791
                                      =========    =========   ===========      ==========       ===========

Nine months ended
September 30, 1997                   $    1,791   $    3,614  $        147     $    (4,212)     $      1,340
                                      =========    =========   ===========      ==========       ===========

(3)  OTHER ACCRUED LIABILITIES

     Other accrued liabilities at December 31, 1996 consisted of the following:

                                                             1996
                                                             ----
Accrued telecommunications expenses                        $  892
Accrued local taxes                                           913
Miscellaneous accruals                                      1,821
                                                            -----

                                                          $ 3,626
                                                           ======

(4)  ACQUISITIONS AND PURCHASE OF LICENSES


      On December 1, 1995, Palmer purchased all of the outstanding stock of Augusta Metronet, Inc. and Georgia Metronet, Inc., which own either directly (or in the case of Georgia Metronet, Inc., through its 97.9 percent interest in the Savannah Cellular Limited Partnership) the licenses to operate the non-wireline cellular telephone systems in the Savannah and Augusta, Georgia MSAs, respectively, for an aggregate purchase price of $158,397. The acquisition was accounted for by the purchase method of accounting. In connection with this acquisition, $136,940 of the purchase price was allocated to licenses and goodwill.


      On June 20, 1996, Palmer acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-1 RSA for an aggregate purchase price of $31,616. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27,942 of the purchase price was allocated to licenses.

      On July 5, 1996, two of Palmer's majority-owned subsidiaries acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-6 RSA for an aggregate purchase price of $35,972. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $33,491 of the purchase price was allocated to licenses.

     On January 31, 1997, a majority-owned subsidiary of Palmer acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-13 RSA for an aggregate purchase price of $31,486. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27,650 of the purchase price was allocated to licenses.


(5)   NOTES PAYABLE AND LONG-TERM DEBT

      Long-term debt, at December 31, 1996, consisted of the following:


      Credit agreement                        $  337,000(a)


      Purchase obligations                         5,296(b)
                                          -----------------
                                                 342,296

      Less current installments                    5,296
                                               ---------
      Long-term debt, excluding
       current installments                   $  337,000
                                               =========


    (a) On December 1, 1995, Palmer entered into an amended and restated credit agreement with 21 banks which provided for a revolving line of credit of up to $500,000, subject to certain limitations through June 30, 2004. Interest was payable at variable rates and under various interest rate options. The interest rate at December 31, 1996 ranged from 7.42 to 8.88 percent before the affect of the interest rate swap and cap agreements outlined below. The credit agreement also provided for a commitment fee of .5 percent per year on any unused amounts of the credit agreement. Amounts outstanding were secured by the assets of the Palmer.

  The credit agreement provides for various compliance covenants and restrictions, including items related to mergers or acquisition transactions, the declaration or payment of dividends or other payments to stockholders, capital expenditures and maintenance of certain financial ratios. At December 31, 1996, the Company was in compliance with all but one financial ratio covenant. This covenant was based upon operating results for the year ended December 31, 1996. The Company obtained a waiver of the noncompliance with this 1996 financial ratio covenant.

  The Company has entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating debt and thus were entered into for purposes other than trading. At December 31, 1996, the Company had outstanding ten interest rate swap agreements and four interest rate cap agreements having a total notional value of $295,000. These interest rate swap and cap agreements effectively change the Company's interest rate exposure on a quarterly basis on $295,000 of credit. The cap and swap agreements are summarized as follows:

                                                    MAXIMUM       NOTIONAL
  TYPE OF AGREEMENT             MATURITY            LIBOR(1)       VALUE
  -----------------             --------            --------       -----

    Cap                         Nov. 17, 1997        8.00       $ 10,000
    Swap                        Nov. 17, 1997        8.10         10,000
    Swap                        Nov. 17, 1997        7.48         20,000
    Participating Cap (2)       Nov. 23, 1997        8.75         15,000
    Participating Swap (3)      Nov. 24, 1997        8.29         15,000
    Trigger Cap (4)             Nov. 28, 1997   7.50/8.50         15,000
    Pay Later Cap (5)           Jan. 12, 1998        8.50         20,000
    Swap                        Aug. 3, 1998         5.26         25,000
    Participating Swap (6)      Aug. 10, 1998        5.98         15,000
    Swap                        Aug. 6, 1999         6.36         25,000
    Swap                        Aug. 7, 2000         6.04         50,000
    Swap                        Aug. 20, 2000        6.07         25,000
    Swap                        Oct. 10, 2000        6.03         25,000
    Swap                        Oct. 11, 2000        5.99         25,000
                                                                --------
                                                                $295,000
                                                                ========

(1) The maximum interest rate is 2.5 percent over the LIBOR stated in the table below. The 2.5 percent interest rate over such LIBOR decreases if certain leverage ratios are met by the Company.

(2) On 36 percent ($5,400) the interest rate is set at 8.75 percent, the balance is set at the three-month LIBOR up to a maximum 8.75 percent.

(3) When the three-month LIBOR is less than 8.29 percent the Company participates in 50 percent of the difference.

(4) When LIBOR is below 8.5 percent the rate is 7.5 percent, when LIBOR is 8.5 percent or above the rate is 8.5 percent.

(5) When the three-month LIBOR rate is 8.5 percent or higher the Company receives a quarterly payment of $98.

(6) When the six-month LIBOR is less than 5.98 percent the Company participates in 45 percent of the difference.

    Fees in the amount of $240 were incurred in connection with certain of the cap agreements and are being amortized over the lives of the respective cap agreements.

    The market value of the swap and cap agreements above, which has not been reflected in the consolidated financial statements as of December 31, 1996, is a loss of $1,545.

    The Company is exposed to interest rate risk in the event of nonperformance by the other party to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by any of the banks.

    (b) In connection with the purchase of controlling interest in a non-wireline cellular telephone system in 1991, the Company incurred certain purchase obligations. The obligations, were retired in July 1996 and January 1997.

     The credit agreement provided for various compliance covenants and restrictions, including items related to mergers or acquisition transactions, the declaration or payment of dividends or other payments to stockholders, capital expenditures and maintenance of certain financial ratios. At December 31, 1996 Palmer was in compliance with all but one financial ratio covenant. This covenant was based on operating results for the year ended December 31, 1996. Palmer obtained a waiver of the noncompliance with this 1996 financial ratio covenant. In connection with the acquisition of Palmer (see Note 1), the Palmer credit agreement was refinanced.

   (b) In connection with the purchase of controlling interest in a non-wireline cellular telephone system in 1991, Palmer incurred certain purchase obligations. The obligations, were retired in July 1996 and January 1997.

   (Based upon current borrowing rates the fair value approximates the carrying value of the long-term debt outstanding under the credit agreement described in (a) above and the purchase obligations described in (b) above.


The aggregate maturities of long-term debt are as follows:

              December 31,        AMOUNT
              ------------        ------

                 1997            $ 5,296
                 1998                  -
                 1999                  -
                 2000                  -
                 2001             72,000
           Thereafter            265,000
                                --------
                                $342,296
                                ========

(6)  INCOME TAXES

   Components of income tax expense consist of the following:


                                        Federal        State          Total
                                        -------        -----          -----

         Year ended December 31, 1995:
            Current                    $      -     $      -      $       -
            Deferred                      2,550          100          2,650
                                         ------       ------        -------
                                       $  2,550     $    100      $   2,650
                                         ======       ======        =======

         Year ended December 31, 1996:
            Current                    $      -     $    869      $     869
            Deferred                      1,795           60          1,855
                                         ------       ------        -------
                                       $  1,795     $    929      $   2,724
                                         ======       ======        =======

         Period ended September 30, 1997:
            Current                    $      -     $    214      $     214
            Deferred                      3,553          386          3,939
                                         ------          ---        -------
                                       $  3,553     $    600      $   4,153
                                         ======          ===        =======

      The consolidated effective tax rate differs from the statutory United States federal tax rate for the following reasons and by the following percentages:


                                                                 Nine months
                                               Year ended           ended
                                               December 31,      September 30,
                                         ----------------------- -------------
                                            1995          1996       1997
                                            ----          ----       ----

Statutory United States federal
  tax rate                                  34.0%         34.0%      34.0%

Partnership loss prior to corporate
  status                                    10.1             -          -

License amortization not deductible
  for tax                                    7.7          32.5          -

Net operating loss carryforwards           (59.0)        (42.8)         -

State taxes                                   -            8.3        6.0

Recognition of deferred taxes
 related to the difference between
 financial statement and income tax
 bases of certain assets and liabilities
 in connection with the Exchange
                                              73.5           -          -

Other                                          7.2          4.8       1.0
                                              ----          ---      -----
    Consolidated effective tax rate           73.5%        36.8%     41.0%
                                              ====         ====      ====


      In 1997, Palmer recorded additional deferred tax liability and a corresponding increase in licenses for timing differences attributable to pre-1997 acquisitions. As of December 31, 1996, the components of the deferred income tax assets and liabilities were as follows:



Deferred tax assets:
  Allowance for doubtful accounts             $  609
  Nondeductible accruals                         221

  Net operating loss carryforwards             4,100
                                               -----
     Total deferred tax assets                 4,930
                                               =====

Deferred tax liabilities:
  Accumulated depreciation                    (7,415)
  Licenses                                    (8,185)
                                             -------
  Total deferred tax liabilities             (15,600)
                                             -------
     Deferred tax liability, net           $ (10,670)
                                             =======


(7)  COMMON STOCK AND STOCK PLANS

      During 1994, Palmer amended its certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 91,000,000 and to provide for Class A Common and Class B Common Stock. The Class A Common Stock has one vote per share. The Class B Common Stock, which may be owned only by PCI or certain successors of PCI and of which no shares may be issued subsequent to the Offering, has five votes per share, provided, however, that, so long as any Class A Common Stock is issued and outstanding, at no time will the total outstanding Class B Common Stock have the right to cast votes having more than 75 percent of the total voting power of the common stock in the aggregate. Shares of Class B Common Stock shall be converted into Class A Common Stock on a share-for share basis: (i) at any time at the option of the holder; (ii) immediately upon the transfer of shares of Class B Common Stock to any holder other than a successor of PCI; (iii) immediately if the shares of Class B Common Stock held by PCI or its successors constitute 33 percent or less of the outstanding shares of Palmer; (iv) at the end of 20 years from original issuance of those shares of Class B Common Stock; or (v) if more than 50 percent of the equity interests in PCI become beneficially owned by persons other than: (i) beneficial owners of PCI as of December 29, 1994 ("Current PCI Beneficial Owners"); (ii) affiliates of Current PCI Beneficial Owners; (iii) heirs or devisees of any individual Current PCI Beneficial Owners, successors of any corporation or partnership which is a Current PCI Beneficial Owner and beneficiaries of any trust which is a Current PCI Beneficial Owner; and (iv) any relative, spouse or relative of a spouse of any Current PCI Beneficial Owner.

      Palmer adopted a Stock Option Plan in connection with the Offering, under which options for an aggregate of 1,600,000 shares of Class A Common Stock are available for grants to key employees. Palmer also adopted a Director's Stock Option Plan in connection with the Offering, under which options for an aggregate of 300,000 shares of Class A Common Stock are available for grants to directors who are not officers or employees of Palmer. Stock options under both plans are granted with an exercise price equal to the stock's fair value at the date of grant. The stock options granted under the Stock Option Plan have 10-year terms and vest and become exercisable ratably over three years from the date of grant. The stock options granted under the Director's Stock Option Plan are vested and become fully exercisable upon the date of the grant. At December 31, 1996, there were options with respect to 693,334 and 45,000 shares of Class A Common Stock outstanding under the Stock Option Plan and the Director's Stock Option Plan, respectively. At December 31, 1996, there were 880,000 and 255,000 additional shares available for grant under the Stock Option Plan and the Director's Stock Option Plan, respectively.

     Palmer applies APB Opinion No. 25 in accounting for its Stock Option Plan and Director's Stock Option Plan ("the Plans") and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Palmer determined compensation cost based on the net income
(loss) per share would have been reduced to the pro forma amounts indicated below:


                                 Year Ended December 31,   Nine Months Ended
                                       1995    1996         September 30, 1997
                                      ------  -------      -------------------

       Net income-as reported         $ 954    $4,682            $6,089
       Net (loss) income-pro forma    $(777)   $2,850            $4,753


       Basic Earnings Per Share       $(0.4)   $  .11            $  .17
       Diluted Earnings Per Share     $(0.4)   $  .11            $  .17

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions as follows: dividend yield of 0.0%; expected volatility of 101%; risk-free interest rate of 5.5%; and expected lives of five years. The fair value of the option grants in 1995 ad 1996 were $11.04 and $13.36 per share, respectively.

      Stock option activity during the periods indicated is as follows:


                                                          ($'s not in thousands)
                                             Number           Weighted Average
                                            Of Shares          Exercise Price
                                     -----------------------  ----------------

       Balance December 31, 1994                          -                  -
               Granted                              692,500             $14.25
               Exercised                            (20,000)             14.25
                                                    -------

       Balance December 31, 1995                    672,500              14.25
               Granted                               72,500              17.25
               Exercised                             (6,666)             14.25
                                                    -------

       Balance December 31, 1996                    738,334              14.54
               Exercised                            (70,000)             14.25
                                                    -------


       Balance September 30, 1997                   668,334              14.60
                                                    =======
      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $14.25 - $17.25 ($'s not in thousands) and 8.3 years, respectively.

      At December 31, 1996, the number of options exercisable was 250,000, and the weighted average exerciseprice of those options was $14.34 ($'s not in thousands).

      Palmer adopted a stock purchase plan for employees (the "Employee Stock Purchase Plan") and a stock purchase plan for non-employee directors (the "Non-Employee Director Stock Purchase Plan"). Under the Employee Stock Purchase Plan, 160,000 shares of Class A Common Stock are available for purchase by eligible employees of Palmer or any of its subsidiaries. Under the Non-Employee Director Stock Purchase Plan, 25,000 shares of Class A Common Stock are available for purchase by non-employee directors of Palmer. The purchase price of each share of Class A Common Stock purchased under the Employee Stock Purchase Plan or the Non-Employee Director Stock Purchase Plan will be the lesser of 90 percent of the fair market value of the Class A Common Stock on the first trading day of the plan year or on the last day of such plan year; provided, however, that in no event shall the purchase price be less than the par value of the stock. Both plans will terminate in 2005, unless terminated at an earlier date by the board of directors. During the year ended December 31, 1996, 15,541 shares were issued under the Employee Stock Purchase Plan and 1,702 shares were issued under the Non-Employee Director Stock Purchase Plan at a purchase price of $16.85 ($'s not in thousands). Compensation cost computed under the provisions of SFAS No. 123 related to the shares issued under the Employee Stock Purchase Plan and the Non-Employee Director Stock Purchase Plan is immaterial to the consolidated financial statements.


(8)  RELATED PARTY TRANSACTIONS

      On January 1, 1997 Palmer purchased a building and certain towers from PCI for $6,243. These assets were previously leased from PCI.

      Concurrently with the Offering and the Exchange, Palmer and PCI entered into both a transitional management and administrative services agreement and a computer services agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees from these arrangements amounted to a total of $492, $534 and $88 for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively, and are include as a reduction of selling, general and administrative expenses.

      Concurrently with the Offering and the Exchange, Palmer and PCI entered into a tax consulting agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees for tax consulting services amounted to a total of $84, $120 and $97 for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997, respectively, and are included in selling, general and administrative expenses.

      PCI has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. Palmer participated in this plan and was allocated 401(k) retirement and matching expense of $493, $696, and $544 for the years ended December 31, 1995, and 1996 and the nine months ended September 30, 1997, respectively.

(9)  COMMITMENTS AND CONTINGENCIES

     LEASES


     Palmer occupies certain buildings and uses certain tower sites, cell sites and equipment under noncancelable operating leases which expire through 2013.

     The operating leases for a building and certain tower sites and cell sites are with related parties.

Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                            Related parties         Others
                            ---------------         ------

                    1997         $ 285              $ 3,429
                    1998           285                2,899
                    1999            52                2,507
                    2000            14                2,011
                    2001             -                1,348
Later years through 2014             -                4,522
                                ------             --------
                                 $ 636              $16,716
                                ======             ========

      Rental expense was $2,487, $3,551, and $3,123 for the years ended December 31, 1995, 1996 and the nine months ended September 30, 1997, respectively of which $269 and $278 was paid to related parties for 1995 and 1996, respectively

   CONTINGENCIES

      Palmer is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Palmer's consolidated financial statements.



(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)





First                            Second    Third     Fourth
Year Ended December 31, 1996    Quarter   Quarter   Quarter   Quarter     Total
                                --------  --------  --------  --------  ---------

        Total Revenue (a)        $36,950   $40,031   $41,171   $41,591   $159,743
                                 =======   =======   =======   =======   ========

        Operating Income         $ 8,514   $11,281   $11,977   $ 9,405   $ 41,177
                                 =======   =======   =======   =======   ========
        Net Income (Loss)        $    76   $ 1,684   $ 2,976   $   (54)  $  4,682
                                 =======   =======   =======   =======   ========




                                          First    Second     Third
Nine Months Ended September 30, 1997     Quarter   Quarter   Quarter
                                        ---------  --------  --------

   Total Revenue                          $44,683   $48,545   $48,508
                                          =======  ========  ========

   Operating Income                       $ 9,805   $13,022   $12,984
                                          =======   =======   =======

   Net Income                             $ 1,177   $ 2,523   $ 2,389
                                          =======   =======   =======


   (a) Certain reclassifications were made to conform to the current year presentation.

                    PRICE COMMUNICATIONS CORPORATION
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             Balance Sheets
                       December 31, 1997 and 1996
                            ($ in thousands)

                                                        1997      1996
                                                        ----      ----
ASSETS:
------
Cash and cash equivalents                           $  1,525   $ 83,357
Short-term investments                                22,848     30,944
Prepaid expenses and other current assets                224        508
                                                    --------   --------
          Total current assets                        24,597    114,809

Investments in and receivables from subsidiaries*     33,851       --
Property and equipment                                   123        159
Other Assets                                           4,406        920
                                                    ---------  --------
                                                    $ 62,977   $115,888
                                                    =========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses               $    760   $  2,755
Other current liabilities                              1,256      4,354
                                                    --------   --------
          Total current liabilities                    2,016      7,109
Redeemable preferred stock                                35         --
Shareholders' equity                                  60,926    108,779
                                                    --------   --------
                                                    $ 62,977   $115,888
                                                    ========   ========

* Eliminated in consolidation

                       PRICE COMMUNICATIONS CORPORATION
           SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           Statements of Operations
                               ($ in thousands)


                                                                                      Year Ended December 31,
                                                                ----------------------------------------------------------------
                                                                         1997                 1996                1995
                                                                         ----                 ----                ----
Corporate expenses                                              $         3,946     $          2,373    $          2,710
Other (income) expenses                                                    (908)             (94,998)             (6,836)
Interest (income)                                                        (2,183)              (3,755)                  -
Interest expense                                                             48                  216                   -
Depreciation and amortization                                                52                   48                  31
Realized loss on marketable securities                                     (478)                 794                 166
Loss (Earnings) of unconsolidated subsidiaries                            8,852                   91              (7,223)
                                                                -----------------   ------------------  ------------------
         Income before income taxes                                      (9,329)              95,251              11,152
Income tax benefit (expense)                                                380              (24,584)                (26)
                                                                -----------------   ------------------  ------------------
         Net (loss) income                                      $        (8,949)    $         70,667    $         11,126
                                                                =================   ==================  ==================

Per share data:
         Basic earnings (loss) per share                        $          (.91)    $           4.82    $            .72
         Diluted earnings (loss) per share                      $          (.91)    $           4.76    $            .69

                       PRICE COMMUNICATIONS CORPORATION
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           Statements of Cash Flows
                               ($ in thousands)

                                                                                            Year Ended December 31,
                                                                              ----------------------------------------------------
                                                                                     1997              1996               1995
                                                                              ---------------    --------------      -------------
Cash flows from operating activities:
       Net (loss) income                                                      $       (8,949)    $      70,667       $     11,126
                                                                              ---------------    --------------      -------------
Adjustments to reconcile net income to cash
          (used in) operating activities:
            Depreciation and amortization                                                 52                49                 31
            Loss (Earnings) of unconsolidated subsidiaries                             8,852                91            (7,223)
       Change in assets and liabilities:
            (Increase) decrease in prepaid expenses and other assets                  (3,281)              (65)              (175)
            (Decrease) increase in accounts payable and accrued expenses              (1,338)              480               (190)
            Increase in other liabilities                                               (790)                -                525
            Loss on purchase of common stock
            and mark down of investments                                                   -                 -              1,186
            Loss on sale of securities, net                                              791             1,937                166
            Recovery on note receivable                                                  250                 -             (7,547)
                                                                              ---------------    --------------      -------------
                      Total adjustments                                                4,536             2,492            (13,227)
                                                                              ---------------    --------------      -------------
                      Net cash used in operating activities                           (4,413)           73,159             (2,101)
                                                                              ---------------    --------------      -------------
Cash flows from investing activities:
       Purchase of Palmer Wireless                                                   (44,015)                -                  -
       Cash received from subsidiaries*                                                    -                 -             14,031
       Net sales (purchases) of marketable securities                                  6,087            14,626             (8,754)
       Capital expenditures and other                                                   (387)             (707)                (5)
       Advances to subsidiaries                                                          (25)                -                  -
       Proceeds from notes receivable                                                      -                 -              7,547
                                                                              ---------------    --------------      -------------
                      Net cash (used in) provided by investing activities            (38,340)           13,919             12,819
                                                                              ---------------    --------------      -------------
Cash flows from financing activities:
       Issuance of preferred stock                                                        35                 -                  -
       Payment of PIK Preferred Stock dividend                                        (1,176)                -                  -
       Issuance and exercise of warrants                                               4,288                 -                  -
       Issuance of common stock                                                        6,047                 -                  -
       Repurchase of paid in kind
        preferred stock                                                              (28,225)                -                  -
       Purchase of common stock                                                      (20,241)           (5,103)           (10,660)
       Proceeds from stock options exercised                                             193               402                145
                                                                              ---------------    --------------      -------------
                      Net cash used in financing activities                          (39,079)           (4,701)           (10,515)
                                                                              ---------------    --------------      -------------
Net (decrease) increase in cash and cash equivalents                                 (81,832)           82,377                203
Cash and cash equivalents at beginning of year                                        83,357               980                777
                                                                              ===============    ==============      =============
Cash and cash equivalents at end of year                                      $        1,525     $      83,357       $        980
                                                                              ===============    ==============      =============
Supplemental disclosure of cash flow information:
       Cash paid during the year for:
            Income taxes, net of refunds                                      $          872     $      23,275       $        340
                                                                              ===============    ==============      =============
            Interest                                                          $           48     $         713       $      1,534
                                                                              ===============    ==============      =============

* Eliminated in consolidation

                       PRICE COMMUNICATIONS CORPORATION
           SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    Notes to Condensed Financial Statements



1.  BASIS OF PRESENTATION
    ---------------------

In the parent company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.


2.  ACQUISITION
    -----------

In May 1997, the Company, through a wholly owned indirect subsidiary, entered into an agreement to acquire Palmer Wireless, Inc. The transaction was consummated on October 6, 1997. See Note 1 of Notes to Consolidated Financial Statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                ($ IN THOUSANDS)



                                         Balance at Additions     Allowance at Dates                       Balance
                                         Beginning  Charged to     of Acquisitions         Deductions       at End
Description                              of Period   Expenses       (Dispositions)      Net of Recoveries  of Period
---------------------------------------  ---------  ----------    -------------------    -----------------  ---------

For the year ended December 31, 1997:
     Allowance for doubtful accounts       $474       $1,202            $1,134                $(1,992)        $818

For the year ended December 31, 1996:
     Allowance for doubtful accounts       $295        $179                  -                   $ -          $474

For the year ended December 31, 1995:
     Allowance for doubtful accounts       $395        $ 84                  -                   $184         $295


                                   SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PRICE COMMUNICATIONS CORPORATION



                         By:  /s/  Robert Price
                            -------------------------
                                   Robert Price,
President

Dated:  April __, 1998

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

Dated:  April __, 1998        By:  /s/  Robert Price
                                 -------------------
                               Robert Price, Director and President
                               (Principal Executive Officer,
                               Financial Officer and Accounting Officer)


Dated:  April __, 1998        By:  /s/  George H. Cadgene
                                 ------------------------
                               George H. Cadgene,
                               Director


Dated:  April __, 1998        By:  /s/  Robert F. Ellsworth
                                 --------------------------
                               Robert F. Ellsworth,
                               Director

                                 EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
------- ------------------------------------------------------------------------

2.1 Agreement and Plan of Merger with Palmer Wireless, Inc., incorporated by reference to Registration Statement on Form S-4 of Price Communications Wireless, Inc. ("Wireless") (File No. 333-36253)
3.1 Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of New York on December 29, 1992, incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K for the year ended December 31, 1992
3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on March 17, 1995, incorporated by reference to Exhibit 3(a)(2) to Registrant's Form 10-K for the year ended December 31, 1996
3.3 Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on January 2, 1996, incorporated by reference to Exhibit 3(a)(2) to Registrant's Form 10-K for the year ended December 31, 1996
3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on October 29, 1997
3.5 Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on January 12, 1998
3.6 Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(a)(2) to Registrant's Form 10-K for the year ended December 31, 1996
4.1 Indenture to 13 1/2% Senior Secured Discount Notes due 2007 between Price Communications Cellular Holdings, Inc. ("Holdings"), Price Communications Cellular Inc. and Bank of Montreal Trust Company, as Trustee (including form of Note), incorporated by reference to Registration Statement on Form S-4 of Holdings (File No. 333-41227)
4.2     Guarantee (included in Exhibit 4.1)
4.3 Indenture to 11 3/4% Senior Subordinated Notes due 2007 between Wireless and Bank of Montreal Trust Company, as Trustee (including form of Note), incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36254)

EXHIBIT
  NO.                             DESCRIPTION
------ -------------------------------------------------------------------------

10.1 Credit Agreement dated as of September 30, 1997 among Holdings, Wireless, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent and Bank of Montreal, Chicago branch, as administrative agent, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)
10.2 Fort Myers Sale Agreement, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)
10.3 Georgia Sale Agreement, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)
10.4   Ryan Agreement, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)
10.5   Wisehart Agreement, incorporated by reference to Registration
       Statement on Form S-4 of Wireless (File No. 333-36253)
10.6   Meehan Agreement, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)
10.7   The Registrant's 1992 Long Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Registrant's Form 10-K for the year ended December 31, 1992
10.8 Warrant Agreement dated April 12, 1990 between Price Communications Corporation and Warner Communications Investors, Inc., incorporated by reference to Exhibit (4) to Registrant's Form 8-K filed to report an event of April 12, 1990
10.9   Form of Amendment to Time Warner Warrant, incorporated by reference to
       Exhibit 10(i) to Registrant's Form 10-K for the year ended December 31, 1992.
10.10  Employment Agreement, dated as of October 6, 1994, between the
       Registrant and Robert Price, incorporated by reference to Exhibit 10(aa) to the Registrant's Form 10-K for the year ended December 31, 1994
10.11  Employment Agreement, dated as of January 5, 1995, between the
       Registrant and Kim Pressman, incorporated by reference to Exhibit
       10(bb) to the Registrant's Form 10-K for the year ended December 31,
       1994
10.12 Stock Option Agreement, dated as of February 10, 1994, between the Registrant and Robert Price, incorporated by reference to Exhibit 10(cc) to the Registrant's Form 10-K for the year ended December 31, 1994

EXHIBIT
  NO.                             DESCRIPTION
------ -------------------------------------------------------------------------

10.13 Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to Exhibit 4 to Registrant's Form 8-K filed to report an event on October 6, 1994
10.14 Amendment dated January 12, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to Exhibit 4 to Registrant's Form 8-K filed to report an event on January 12, 1995
10.15 Amendment dated April 7, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York
10.16 Amendment dated June 19, 1997 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York
10.17  Letter Agreement dated December 23, 1997 between Registrant and Robert
       Price
10.18  Letter dated December 23, 1997 from Robert Price to Registrant
10.19 Warrant Agreement between Holdings, the Registrant and Bank of Montreal Trust Company, as the Warrant Agent
11.1 Statement regarding computation of per share earnings (omitted; computation can be clearly determined from material contained in the Report).
21.1   Subsidiaries of the Registrant
23.1   Consent of Independent Public Accountants
23.2   Consent of Independent Public Accountants
24.1 The powers of attorney to sign amendments to this Report appear on the signature page
27.1   Financial Data Schedule