Form 10-K405/A
period 1997-12-31
PRICE COMMUNICATIONS CORP
filed 1998-04-30
CIK 355787

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                            ----------------------


(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended December 31, 1997 or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period from             to
                        Commission file number 1-8309.
                            ----------------------

                       PRICE COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

           New York                                         13-2991700
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                        Identification Number)
                            ----------------------


       45 Rockefeller Plaza,                                   10020
      New York, New York                                    (Zip Code)
 (Address of principal executive offices)
                            ----------------------

       Registrant's telephone number, including area code (212) 757-5600

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
           -------------------                         -------------------

Common Stock, par value $.01 per share                 American Stock Exchange
     Securities registered pursuant to                Boston Stock Exchange
     Section 12(g) of the Act:  None                   Chicago Stock Exchange
                                                        Pacific Stock Exchange


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the
filing requirements for the past 90 days.  Yes [X]    No [ ]

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

     Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the American Stock Exchange ("AMEX") on March 31, 1998 ($12.80 as reported in The Wall Street Journal): approximately $73.1 million.

     The number of shares outstanding of the Company's common stock as of March 31, 1998 was 8,909,686.


                      DOCUMENTS INCORPORATED BY REFERENCE

     None
================================================================================

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE COMPANY
          ------------------------

DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth certain information with respect to the directors and executive officers of the Company and certain executive officers of Price Communications Wireless, Inc. ("PCW").


        NAME              AGE                         OFFICE
-----------------------  ----  -------------------------------------------------
Robert Price..........    65   Director, President, Chief Executive Officer and
                               Treasurer
Kim I. Pressman.......    41   Executive Vice President, Secretary and
                               Assistant Treasurer
George H. Cadgene.....    79   Director
Robert F. Ellsworth...    71   Director
William J. Ryan.......    66   Chairman of the Board of PCW(1)
M. Wayne Wisehart.....    52   President and Chief Executive Officer of PCW(1)

__________
(1) The positions of Messrs. Ryan and Wisehart were effective April 1, 1998. Prior to their promotions to such positions, Mr. Ryan served as President and Chief Executive Officer of PCW and Mr. Wisehart served as Executive Vice President, Treasurer and Chief Financial Officer of PCW.

          The following is a biographical summary of the experience of the executive officers and directors of the Company, and the executive officers of PCW named above (each of whom served as an executive officer and director of Palmer prior to its acquisition by PCW).

          Robert Price has served concurrently as a Director and the Chief Executive Officer, President and Treasurer of PCC since 1979, and has been a Director of Holdings and PCW since 1997. Mr. Price has been a Director of PriCellular since 1990. Mr. Price was the President and Assistant Treasurer of PriCellular from 1990 until May 1997 and has served as Chairman of PriCellular since May 1997. Mr. Price, an attorney, is a former General Partner of Lazard Freres & Co. He has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. In the early sixties, Mr. Price served as President and Director of Atlantic States Industries, a corporation owning weekly newspapers and four radio stations. After leaving public office, Mr. Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Mr. Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Mr. Price serves as the Representative of the Majority Leader and President Pro Tem of the New York Senate and as a member of the Board of Directors of the Municipal Assistance Corporation for the City of New York. Mr. Price is also a Director and president of TLM Corporation.

          Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Before assuming her present office as Executive Vice President and Secretary in October 1994 (in which she served until August 1997 and again from February 1998 to the present), Ms. Pressman was Vice President and Treasurer of the Company from November 1987 to December 1989, and Senior Vice President of the Company from January 1990 to September 1994. She was also Secretary of the Company from July 1989 to February 1990. Ms. Pressman was Vice President--Broadcasting and Vice President, Controller, and Assistant Treasurer of the Company from 1984 to October 1987. Prior to joining the Company in 1984, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting of Dun & Bradstreet Company, a large group owner of broadcasting stations. Ms. Pressman is a Director, Vice President, Treasurer and Secretary of TLM Corporation, and a Director, Vice President and Secretary of PriCellular Corporation.

          George H. Cadgene, an engineer by training, is a private investor and has been a director of the Company since 1981. His former occupational affiliations include Givaudan Corporation, Trubek Laboratories and International Flavors and Fragrances, where he served as Vice President for Aroma Chemical Sales. Mr. Cadgene has served as a Director of Highland Capital Corporation and Intarome, Inc. He has also served as President of the Essential Oil Association from 1967 to 1968 and as President of the Drug, Chemical and Allied Trade Association from 1969 to 1971.

          Robert F. Ellsworth has been a director of the Company since 1981. He is President of Robert Ellsworth & Co., Inc., Washington, D.C., a private investment firm and Managing Director of The Hamilton Group, LLC, a private venture group. From 1974 to 1977 he served as an Assistant Secretary and then Deputy Secretary of Defense. He was a General Partner of Lazard Freres & Co. from 1971 to 1974, and served in the United States House of Representatives from 1961 to 1967. His professional affiliations include the International Institute for Strategic Studies, London; Atlantic Council of the United States, Washington, D.C.; The Council on Foreign Relations, New York; and the American Council on Germany, New York.

          William J. Ryan, Chairman of the Board of PCW since April 1, 1998, served as Chief Executive Officer and President of Palmer from 1984 until its acquisition by PCW on October 6, 1997, and served in such capacities with PCW until April 1, 1998. Mr. Ryan was Chief Operating Officer and President of Palmer from 1982 to 1984. Mr. Ryan has over 40 years of communications and telecommunications experience. He joined Palmer in 1970 following that company's acquisition of certain radio and cable properties which Mr. Ryan had partially owned and operated since 1955. In his capacity as Chief Executive Officer, Mr. Ryan has successfully led the Company through 18 acquisitions of cellular telephone systems. Mr. Ryan is a director of the Cellular Telecommunications Industry Association, the founding chairman of Cable Television Advertising Bureau, Inc. and a former president of the Florida Cable Association, the Florida Broadcasters Association and the Southern Cable Association.

          M. Wayne Wisehart, President and Chief Executive Officer of PCW since April 1, 1998, served as Chief Financial Officer of Palmer from 1982 until its acquisition by PCW on October 6, 1997, and served in such capacity with PCW until April 1, 1998. He was promoted to Treasurer of Palmer in 1983 and to Vice President in 1987. Mr. Wisehart has over 15 years of communications and telecommunications experience. In his capacity as Chief Financial Officer of Palmer, he was instrumental in the financial management and direction of the Company. Prior to joining Palmer, Mr.

Wisehart served as Treasurer of the Des Moines Register & Tribune Company of Des Moines, Iowa, for approximately five years. He began his career in 1972 with Peat, Marwick, Mitchell & Co. in St. Louis, Missouri, where he became a Certified Public Accountant. Mr. Wisehart then served as a tax specialist for three years with General Dynamics Corporation in St. Louis, Missouri.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

DIRECTOR COMPENSATION

          Directors of the Company are compensated for their reasonable travel and related expenses in attending in-person Board of Directors or committee meetings. Directors who are not officers or employees of the Company receive fees of $25,000 per annum, and also received a bonus of $15,000 for services during 1997 due to the significant demands made on such directors during the year.

EXECUTIVE COMPENSATION

          The following table sets forth certain summary information concerning the compensation paid to the executive officers of the Company for the three years ended December 31, 1997 and compensation paid to the named executive officers of PCW for the period from and after its acquisition of Palmer on October 6, 1997.

                                              ANNUAL           LONG-TERM
                                           COMPENSATION      COMPENSATION
                                         -----------------  --------------
                                                              SECURITIES
NAME AND PRINCIPAL                                            UNDERLYING          ALL OTHER
     POSITION                   YEAR   SALARY ($)  BONUS($)   OPTIONS(2)        COMPENSATION
---------------------------    ------- ---------- ---------  -----------       --------------
Robert Price,                    1997   $375,000   $564,300        97,656
President, Chief Executive       1996   $349,900   $425,000             0
 Officer and Treasurer           1995   $306,300   $415,000             0


Kim I. Pressman,                 1997   $ 90,900   $150,000        97,656         155,000  (3)
Executive Vice President and     1996   $125,000   $107,500        42,969              --
 Secretary                       1995   $100,000   $120,000        93,262              --


William J. Ryan,                 1997   $119,178   $      0       195,313
Chairman of the Board of
 PCW(1)

M. Wayne Wisehart,               1997   $ 71,507   $      0       146,406
 President and Chief
 Executive Officer of PCW(1)

______________________
(1) Prior to their promotions to such positions effective April 1, 1998, Mr. Ryan served as President and Chief Executive Officer of PCW and Mr. Wisehart served as Executive Vice President, Treasurer and Chief Financial Officer of PCW.
(2) Gives effect to five-for-four stock splits of the Company's Common Stock, in the form of stock dividends, paid on December 23, 1997, April 1, 1998 and April 30, 1998.
(3)  Consists of amounts paid under former employment agreement.

STOCK OPTIONS

          The following table reflects the number of options for shares of the Company's Common Stock subject to options granted under the Company's 1992 Long Term Incentive Plan (the "LTIP") during the year ended December 31, 1997 to executive officers of the Company and the named executive officers of PCW.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                   POTENTIAL REALIZED
                      NUMBER OF       % OF TOTAL                                   VALUE AT ASSUMED
                      SECURITIES      OPTIONS                                      ANNUAL RATES OF STOCK
                      UNDERLYING      GRANTED TO                                   PRICE APPRECIATED FOR
                      OPTIONS         EMPLOYEES IN   EXERCISE                      OPTION TERM (3)
                                                                                   ----------------------
NAME                  GRANTED(1)(2)   FISCAL YEAR    PRICE(2)     EXPIRATION DATE    5%          10%
--------------------  ----------      ------------   --------     ---------------    -------    ---------
Robert Price              97,656               6.3%     $5.37               12/09    372,510      971,798
Kim I. Pressman           97,656               6.3%      5.37               12/09    372,510      971,798
William J. Ryan(4)       195,313              12.6%      4.67               10/09    647,908    1,692,249
M. Wayne Wisehart        146,406               9.4%      4.67               10/09    485,670    1,267,006

_____________________
(1) Upon the occurrence of a "change in control" of the Company, as defined in the LTIP, the Company's Stock Option and Compensation Committee may, in its discretion, provide for the purchase of any then outstanding options by the Company or a designated subsidiary for an amount of cash equal to the excess of (i) the product of the "change in control price" (as defined below) and the number of shares of the Company's Common Stock subject to the options over (ii) the aggregate exercise price of such options. The change in control price means the higher of (1) the higher price per share of the Company's Common Stock paid in any transaction related to a change in control of PCC and (ii) the highest "fair market value," as defined in the LTIP, of the Company's Common Stock at any time during the 60-day period preceding the change in control.

(2) Number of options and exercise price give effect to five-for-four stock splits, in the form of stock dividends, paid on December 23, 1997, April 1, 1998 and April 30, 1998.

(3) In order to realize these potential values, the closing price of the Company's Common Stock on October 7, 2009 would have to be $7.99 and $13.32 per share and on December 4, 2009 would have to be $9.18 and $15.32 per share, respectively.

(4) Mr. Ryan's options terminated unexercised on April 1, 1998. See "Employment Agreements".

          The following table reflects the number of stock options held by the executive officers of the Company and the named executive officers of PCW on December 31, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                            SHARES                      NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                         ACQUIRED       VALUE         UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT FISCAL
                      ON EXERCISE       REALIZED   OPTIONS AT FISCAL YEAR END (1)       YEAR END
                                                   ------------------------------       ---------------------------
                      (#)(1)            ($)          EXERCISABLE    UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
                     -------------      ---------    -----------    -------------       -----------   -------------
Robert Price               972,563      $3,062,500       --                97,656                          $  9,765
Kim I. Pressman             55,860         146,450   95,703                97,656              $147,406       9,765
William J. Ryan(2)              --                       --               195,313                           154,204
M. Wayne Wisehart               --                       --               146,406                           118,589

___________________________
(1) Numbers of shares gives effect to five-for-four stock splits, in the form of stock dividends, paid on December 23, 1997, April 1, 1998 and April 30, 1998.

(2) Mr. Ryan's options terminated unexercised on April 1, 1998. See "Employment Agreements".

EMPLOYMENT AGREEMENTS

          The Company has an employment agreement with Robert Price, the President of the Company, for a term ending October 6, 2000, subject to extension. The agreement provides for base compensation at the rate of $375,000 per annum, subject to certain cost of living increases, and such performance bonuses as may be determined by the Board of Directors in its sole discretion. Under the agreement, if the Company terminates Mr. Price's employment for Cause (as defined therein), or if Mr. Price terminates his employment at his option, Mr. Price will be entitled to a severance payment from the Company equal to one year's base salary. If the Company terminates Mr. Price's employment without Cause, or if Mr. Price terminates his employment for Good Reason (as defined in the employment agreement), Mr. Price will be entitled to a severance payment from the Company equal to three years' base salary. Good Reason is defined to include the occurrence of a Change in Control (as defined in the agreement).

          In 1997, PCW entered into an employment agreement with Mr. Ryan (the "Ryan Agreement") for a term ending on December 31, 1999. The base salary rate per annum under the Ryan Agreement for 1997 was $500,000, plus an annual bonus based upon PCW's financial performance commencing in 1998. In connection with Mr. Ryan's desire to serve as Chairman of the Board of the Company commencing effective April 1, 1998, Mr. Ryan and PCW agreed that (i) Mr. Ryan will serve as Chairman of the Board until December 31, 1998; (ii) in lieu of the other compensation and benefits under the Ryan Agreement, Mr. Ryan received on April 1, 1998 a single lump sum payment of $875,000 and will participate in the Company's Bonus Plan for 1998; and (iii) all options for the Company's Common Stock held by Mr. Ryan have been terminated.

          In 1997, PCW entered into an employment agreement with Mr. Wisehart (the "Wisehart Agreement") for an initial term ending on December 31, 1999. The Wisehart Agreement has an automatic one-year renewal on each anniversary date thereof. The base salary rate per annum under the Wisehart Agreement is $300,000, plus an annual bonus based upon PCW's financial performance commencing in 1998. The Wisehart Agreement specifies that if Mr. Wisehart is terminated by PCW directors and executive officers of the Company to file with the SEC initial reports of ownership and reports of changes in ownership of securities of the Company. Directors and executive officers are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to directors and executive officers were timely satisfied during the fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          ------------------------------------------------------------

          The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Series A and Series B Preferred Stock as of April 30, 1998 by (i) each person or group known to the Company who beneficially owns more than five percent of the Company's Common Stock and (ii) all directors and executive officers of the Company and the named executive officers of PCW as a group:


NAME OF BENEFICIAL                                           NUMBER OF     PERCENTAGE
OWNER                                CLASS OF STOCK          SHARES (1)      OF CLASS
--------------------         ----------------------------   ------------   -----------
Robert Price..............    Common Stock                    2,142,266        19.4%
                              Series A Preferred Stock (2)      728,133         100%
                              Series B Preferred Stock (2)      364,066         100%
George H. Cadgene.........    Common Stock                        4,312(3)        (4)
Robert F. Ellsworth.......    Common Stock                           15           (4)
Kim I. Pressman...........    Common Stock                           20(5)        (4)
William J. Ryan...........                              --           --          --
M. Wayne Wisehart.........                              --           --          --
All directors and execu-
tive officers and named
executive officers of PCW
as a group (6 persons)....    Common Stock                    2,146,613        19.5%
                              Series A Preferred Stock          728,133         100%
                              Series B Preferred Stock          364,066         100%

________________________
(1) Under the applicable rules of the Securities and Exchange Commission, each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Information as to number of shares of the Company's Common Stock and voting power of Series A and B Preferred Stock gives effect to five-for-four stock splits of the Company's Common Stock, in form of stock dividend payable on December 23, 1997, April 1, 1998 and April 30, 1998.
(2) Each share of Series A Preferred Stock and Series B Preferred Stock votes with the Common Stock on the basis of 1.953125 votes and .976562 votes, respectively, for each vote cast by a share of the Common Stock.
(3) Includes 648 shares held by Mr. Cadgene's wife, as to which Mr. Cadgene disclaims beneficial ownership.
(4)  Less than 1%
(5)  Held in self-directed IRA account.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company has had a long-standing program of repurchasing shares of its Common Stock at times when it believes such shares represent a good long term investment for the Company and an appropriate use of its current cash resources. On February 10, 1997, the Company purchased 1,013,000 shares of its Common Stock (the equivalent of 1,978,515 shares after giving effect to the Company's stock splits payable in December 1997 and April 1998) from Fir Tree Partners for an aggregate purchase price of $10.6 million. From time to time, the Company engaged in discussions with Franklin Advisers, Inc. ("Franklin Funds") concerning the purchase of 2,291,953 (the equivalent of 4,476,470 shares after giving effect to the aforesaid stock splits) shares of the Company's Common Stock held by the Franklin Funds but the Company was unable to negotiate a purchase from the Franklin Funds directly. In June 1997, NatWest Capital Markets Limited ("NatWest") approached the Company with a proposal for a transaction, negotiated in June and July, 1997, in which: (i) NatWest would purchase the shares owned by the Franklin Funds directly from the Franklin Funds, (ii) NatWest would agree to act as initial purchaser in the offering of the Old Discount Notes by Holdings (the "Cellular Holdings Offering") (See "Business -- The Acquisition"), (iii) the Company would issue to NatWest 1,129 units (the "PIK Units") of PIK Preferred Stock and warrants ("PIK Warrants") in exchange for the shares of the Company's Common Stock acquired from the Franklin Funds and $3.0 million in fees payable to NatWest in connection with the Cellular Holdings Offering and (iv) the PIK Units would be redeemed at a redemption price equal to the liquidation value of the PIK Preferred Stock plus dividends accrued at the rate of 15% per annum out of the proceeds of the Cellular Holdings Offering following the consummation of the Company Merger (which redemption occurred in October 1997). Each PIK Unit consisted of 1,000 shares of PIK Preferred Stock, each with a liquidation value of $25.00 per share, and PIK Warrants to purchase 515.6 shares of the Company's Common Stock (the equivalent of 1007 shares after giving effect to the aforesaid stock splits) per Unit (or an aggregate of 582,112 shares of the Company's Common Stock; the equivalent of 1,136,937 shares after giving effect to the aforesaid stock splits) at an exercise price of $0.01 per share.



                                   SIGNATURES

          Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRICE COMMUNICATIONS CORPORATION


                                    /s/  Robert Price
                              By:_____________________________________
                                    Robert Price,
                                      President