Form 10-Q
period 1998-03-31
PRICE COMMUNICATIONS CORP
filed 1998-05-15
CIK 355787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
  Act of 1934 for the quarterly period ended March 31, 1998 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
  Exchange Act of 1934 for the transition period from       to      .

Commission file number 1-8309.

                        PRICE COMMUNICATIONS CORPORATION
         ---------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEW YORK                                 13-2991700
-------------------------------------     -------------------------------------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  45 ROCKEFELLER PLAZA, SUITE 3201                       10020
         NEW YORK, NEW YORK               -------------------------------------
-------------------------------------                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                 (212) 757-5600
         ---------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15 (d) of the Securities Exchange Act subsequent to the distribution of securities under the plan confirmed by the court. Yes |x| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

10,998,856 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 1998

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1998

PART I--FINANCIAL INFORMATION

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
  ITEM. 1 FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets March 31, 1998 and December 31, 1997 ..   1
  Condensed Consolidated Statements of Operations for the Three
   Months Ended March 31, 1998 and 1997 .......................................   3
  Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1998 and 1997 ..............................................   4
  Condensed Consolidated Statements of Common Shareholders' Equity
   March 31, 1998 and 1997 ....................................................   5
  Notes to Condensed Consolidated Financial Statements ........................   6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS ..................................................   7
PART II--OTHER INFORMATION ....................................................  12
  SIGNATURES ..................................................................  13

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                          March 31,     December 31,
                                                            1998            1997
                                                         ----------     ----------
                                                         (Unaudited)      (Audited)
Current assets:
     Cash and cash equivalents                           $    8,629     $   29,451
     Accounts receivable, net of allowance for
        doubtful accounts                                    16,442         15,951
     Other receivables                                        2,036          3,902
     Investment securities:
        Available-for-sale securities                        33,512         22,849
     Inventory                                                2,005          1,280
     Deferred income taxes                                    4,807          5,402
     Prepaid expenses and other current assets                2,234          1,114
                                                         ----------     ----------
           Total current assets                              69,665         79,949
                                                         ----------     ----------

Net property and equipment                                  147,112        151,264

Licenses and goodwill, net of accumulated amortization      911,923        918,488

Other intangible and other assets, at cost less
     accumulated amortization                                23,866         23,907
                                                         ----------     ----------

           Total assets                                  $1,152,566     $1,173,608
                                                         ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                           March 31,     December 31,
                                                              1998          1997
                                                          ----------     ----------
                                                          (Unaudited)     (Audited)
Current liabilities:
     Current installments of long-term debt               $    2,250     $    2,812
     Accounts payable and accrued expenses                     9,558         14,477
     Accrued interest payable                                  5,285         11,361
     Accrued salaries and employee benefits                    2,028          2,977
     Deferred revenue                                          3,839          3,755
     Customer deposits                                           739            602
     Deferred tax liability                                    4,045          1,156
     Other current liabilities                                19,322         18,463
                                                          ----------     ----------
           Total current liabilities                          47,066         55,603


Long-term debt, excluding current installments               681,624        690,300
Accrued income taxes - long-term                              48,571         50,491
Deferred income taxes                                        306,359        308,901
Minority interests                                             7,812          7,352

Commitments and contingencies                                     --             --

Redeemable preferred stock, Series A and B                        35             35

Shareholders' equity                                          61,099         60,926
                                                          ----------     ----------
           Total liabilities and shareholders' equity     $1,152,566     $1,173,608
                                                          ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)
                                  (Unaudited)

                                                            Company                 Predecessor
                                                  Three Months Ended March 31,   Three Months Ended
                                                     1998              1997        March 31, 1997
                                                 ------------      ------------   ----------------
Revenue:
    Cellular operations:
        Service                                  $     40,684      $         --   $     42,220
        Equipment sales and installation                2,591                --          2,463
                                                 ------------      ------------   ------------
           Total revenue                               43,275                --         44,683
                                                 ------------      ------------   ------------

Operating expenses:
    Engineering, technical and other direct             6,751                --          7,430
    Cost of equipment                                   5,496                --          5,807
    Selling, general and administrative                12,341               909         13,360
    Depreciation and amortization                      12,017                12          8,281
                                                 ------------      ------------   ------------
           Total operating expenses                    36,605               921         34,878
                                                 ------------      ------------   ------------

Operating income                                        6,670              (921)         9,805
                                                 ------------      ------------   ------------

Other income (expense):
    Interest (expense) income, net                    (17,254)              842         (7,872)
    Other income                                          183               251             71
                                                 ------------      ------------   ------------
           Total other income (expense)               (17,071)            1,093         (7,801)
                                                 ------------      ------------   ------------

(Loss) income before minority interest
    and income taxes                                  (10,401)              172          2,004

Minority interest                                        (460)               --           (331)
                                                 ------------      ------------   ------------

(Loss) income before income taxes                     (10,861)              172          1,673

Income tax benefit (expense)                            4,016                --           (496)
                                                 ------------      ------------   ------------

Net (loss) income                                $     (6,845)     $        172   $      1,177
                                                 ============      ============   ============

Per share data:
    Basic (loss) earnings per share              $      (0.63)     $       0.01   $       0.04
    Weighted average shares outstanding            10,950,869        15,098,235     27,813,259
    Diluted (loss) earnings per share            $      (0.63)     $       0.01   $       0.04
    Weighted average shares outstanding            10,950,869        15,335,168     27,813,259


     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

                                                                                                              Predecessor
                                                                                      Company                 Three Months
                                                                             Three Months Ended March 31,    Ended March 31,
                                                                                1998              1997            1997
                                                                            ------------      ------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                       $     (6,845)     $        172    $      1,177
                                                                            ------------      ------------    ------------
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Deprecation and amortization                                              12,017                13           8,281
        Minority interest share of income                                            460                --             331
        Deferred income taxes                                                     (1,037)               --             496
        Interest deferred and added to long-term debt                              2,886                --              --
        (Increase) decrease in accounts receivable                                  (491)              410           1,730
        Decrease in accounts payable                                              (4,420)             (727)          1,252
        Decrease in accrued interest payable                                      (6,076)               --          (1,514)
        Increase (decrease) in other current liabilities                             131               (45)             --
        Changes in other accounts                                                     23               313             577
                                                                            ------------      ------------    ------------
           Total adjustments                                                       3,493               (36)         11,153
                                                                            ------------      ------------    ------------
           Net cash (used in) provided by operating activities                    (3,352)              136          12,330
                                                                            ------------      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (704)               --         (16,987)
    Purchase of cellular systems                                                      --                --         (31,096)
    Purchase of marketable securities                                                 --            (9,540)             --
    Proceeds from sale of marketable securities                                       --             5,349              --
    Purchase of available-for-sale securities and long-term investments           (4,144)          (22,581)             --
    Sale of available-for-sale securities and long-term investments                   --             5,359              --
    Other                                                                           (497)               --             404
                                                                            ------------      ------------    ------------
           Net cash used in investing activities                                  (5,346)          (21,413)        (48,487)
                                                                            ------------      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                  (12,124)               --          (3,782)
    Proceeds from issuance of debt                                                    --                --          40,332
    Repurchase of Company common stock                                                --           (20,877)             --
                                                                            ------------      ------------    ------------
           Net cash (used in) provided by financing activities                   (12,124)          (20,877)         36,550
                                                                            ------------      ------------    ------------
           Net (decrease) increase in cash and cash equivalents                  (20,822)          (42,154)            393
CASH AND CASH EQUIVALENTS, beginning of period                                    29,451            83,356           1,698
                                                                            ------------      ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                    $      8,629      $     41,202    $      2,091
                                                                            ============      ============    ============

Supplemental disclosure of cash flow information:
    Non-cash transactions - stock bonus                                     $        500      $         --
                                                                            ============      ============
    Income taxes paid, net                                                  $         63      $         53
                                                                            ============      ============
    Interest paid                                                           $     20,577      $         18    $      8,615
                                                                            ============      ============    ============


          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     ($ in thousands, except per share data)

                                                                    As of
                                                        ----------------------------
                                                          March 31,     December 31,
                                                            1998           1997
                                                        ------------    ------------
                                                         (Unaudited)     (Audited)
Common Shareholders' Equity:

Class A Common Stock, par value $.01 per share;
      authorized 60,000,000 shares; outstanding
      8,794,104 in 1998 and 6,994,435 in 1997           $         88    $         70

Additional paid in Capital                                    10,411           9,930

Retained Earnings                                             41,933          48,778

Accumulated Other Comprehensive Income:

      Unrealized Gains on Marketable Securities                8,667           2,148
                                                        ------------    ------------

Total Shareholders' Equity                              $     61,099    $     60,926
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

      The combined consolidated statements of operations include, for comparative purposes only, the results of Palmer Wireless Inc. ("Predecessor").

2. SHAREHOLDERS' EQUITY

      During the quarter ended March 31, 1998, the Company issued 61,728 shares of its Common Stock to an officer of the Company as payment for a bonus accrued to the officer during the year ended December 31, 1997.

3. COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the total of net income and all other nonowner changes in equity in a given period. Reclassification of financial statements for earlier periods is required. In the Company's case comprehensive income is computed as follows:

                                                          Quarter Ended
                                                    March 31,        March 31,
                                                       1998            1997
                                                   -------------  --------------
Net income (loss)                                     $(6,845)        $   172
Other comprehensive income, net of tax
  Unrealized gains (loss) on available for
  sale securities                                       5,363          (2,365)
                                                      -------         -------
Comprehensive income (loss)                           $(1,482)        $(2,193)


4. PRO FORMA INFORMATION

      Total revenue, loss before taxes and net loss for the three months ended March 31, 1997, assuming the acquisition of Palmer had occurred on January 1, 1997, would have been $37,573, $(14,412) and $(12,195).


5. SUBSEQUENT EVENT

      In April 1998, the Company's Board of Directors approved a five-for-four stock split of the Company's Common Stock to shareholders of record as of the close of business on April 30, 1998. The Company issued approximately 2.3 million shares of Common Stock. The stated par value of each share was not changed from $.01.

      This Quarterly Report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company. The accompanying information contained in this Quarterly Report, including without limitation the information set forth under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

OVERVIEW

      In May, 1997, Price and Price Communications Wireless, Inc. ("PCW"), a wholly owned indirect subsidiary, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Palmer Wireless, Inc. ("Palmer"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      PCW is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 1998, PCW provided cellular telephone service to 326,721 subscribers in Alabama, Florida, Georgia and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. PCW sells its cellular telephone service, as well as a full line of cellular products and accessories, principally through its network of retail stores. PCW markets all of its products and services under the nationally recognized service mark CELLULAR ONE.

MARKET OWNERSHIP

      The following is a summary of Palmer's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at March 31, 1998 and December 31, 1997.


                                                   March 31,     December 31,
      Cellular Service Area                           1998            1997
      ---------------------
      Albany, Georgia......................           86.5            86.5%
      Augusta, Georgia.....................          100.0           100.0
      Columbus, Georgia....................           85.2            85.2
      Macon, Georgia.......................           99.2            99.2
      Savannah, Georgia....................           98.5            98.5
      Dothan, Alabama......................           94.6            94.6
      Montgomery, Alabama..................           92.8            92.8
      Georgia 6 - RSA......................           96.3            96.3
      Georgia 7 - RSA......................          100.0           100.0
      Georgia 8 - RSA......................          100.0           100.0
      Georgia 9 - RSA......................          100.0           100.0
      Georgia 10 - RSA.....................          100.0           100.0
      Georgia 12 - RSA.....................          100.0           100.0
      Georgia 13 - RSA.....................           86.5            86.5
      Alabama 8 - RSA......................          100.0           100.0
      Panama City, Florida.................           78.4            78.4

RESULTS OF OPERATIONS

      The Company sold its television stations in February and March of 1996 and consequently had no operating revenues for the three months ended March 31, 1997. Income earned in this period was derived from the investment of its funds. On October 6, 1997, the Company, through an indirect subsidiary, acquired all the outstanding stock of Palmer Wireless, Inc. ("Palmer"). Palmer is engaged in the construction, development, management and operation of cellular telephone systems in the Southeastern United States. For these reasons, the results of the Company's historical operations are not comparable from period to period.

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

      The following table sets forth for the Company, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                         Predecessor     Company
                                                         -----------     -------
                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           1997           1998
                                                         -------         -------
Revenue:
Service ............................................        94.5%         94.0%
Equipment sales and installation ...................         5.5           6.0
                                                           -----         -----
        Total revenue ..............................       100.0         100.0

Operating expenses:
Engineering, technical and other direct:
        Engineering and technical (1) ..............         7.9           8.4
        Other direct costs of services (2) .........         8.7           7.2
Cost of equipment (3) ..............................        13.0          12.7
Selling, general and administrative:
        Sales and marketing (4) ....................         8.6           9.8
        Customer service (5) .......................         6.7           6.7
        General and administrative (6) .............        14.6          10.6
Depreciation and amortization ......................        18.5          26.3
                                                           -----         -----
        Total operating expenses ...................        78.0          81.7

Operating income ...................................        22.0%         18.3%
Operating income before depreciation
  and amortization (7) .............................        40.5%         44.6%

------------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, employee and agent commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

      Revenue. Service revenues totaled $40.7 million for the first quarter of 1998, a decrease of 3.6% from $42.2 million for the first quarter of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.4 million in the first quarter of 1997. This was partially offset by an increase in the average number of subscribers to 314,068 in the first quarter 1998 from 295,320 in 1997. The average number of subscribers attributable to the Ft. Myers Sale and Georgia Sale was 37,362 in the first quarter of 1997.

      Average monthly revenue per subscriber decreased 9.5% to $43.18 for the first quarter of 1998 from $47.70 for the first quarter of 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased by 5.2% to $2.6 million for the first quarter of 1998 compared to $2.5 million for the first quarter of 1997. The increase is partially due to a 3.3% increase in gross subscriber activations in the first quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.0% in the first quarter of 1998 from 5.5% in the first quarter of 1997.

      Operating Expenses. Engineering and technical expenses increased by 3.0% to $3.6 million for the first quarter of 1998 from $3.5 million in the first quarter of 1997, due primarily to the increase in subscribers. As a percentage of revenue, engineering and technical expenses increased to 8.4% for the first quarter of 1998 from 7.9% for the first quarter of 1997 primarily because centralized engineering is being spread over a smaller number of markets than last year, a result of the Ft. Myers Sale and Georgia Sale. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the first quarter of 1997.

      Other direct costs of service decreased to $3.1 million for the first quarter of 1998 from $3.9 million for the first quarter of 1997 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.2% from 8.7%, reflecting improved interconnection agreements with LECs, as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the first quarter of 1997.

      The cost of equipment decreased 5.4% to $5.5 million for the first quarter of 1998 from $5.8 million for the first quarter of 1997, due primarily to reductions of equipment costs by manufacturers. Equipment sales resulted in losses of $2.9 million in 1998 versus $3.3 million in 1997 primarily as a result of reduced equipment costs and slightly better retail margins. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first quarter of 1997.

      Selling, general and administrative expenses decreased 12.3% to $11.7 million in the first quarter of 1998 from $13.4 million in the first quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 10.5% to $4.2 million for the first quarter of 1998 from $3.8 million for the same period in 1997. This increase is primarily due to the 3.3% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 9.8% for the first quarter of 1998 compared to 8.6% for the first quarter of 1997. The Company's cost to add a gross subscriber, including loss on telephone sales, decreased to $223 for the first quarter of 1998 from $235 for the first quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the first quarter of 1997.

      Customer service costs decreased 2.3% to $2.9 million for the first quarter of 1998 from $3.0 million for the first quarter of 1997. As a percentage of revenue, customer service costs remained flat at 6.7% for the first quarter of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.3 million for the first quarter of 1997.

      General and administrative expenditures decreased 30.2% to $4.6 million for the first quarter of 1998 from $6.5 million for the first quarter of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 10.6% in the first quarter of 1998 from 14.6% in the first quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.6 million for the first quarter of 1997.

      Depreciation and amortization increased 37.5% to $11.4 million for the first quarter of 1998 from $8.3 million for the first quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 26.3% for the first quarter of 1998 compared to 18.5% for the first quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.7 million for the first quarter of 1997.

      Operating income decreased 19.2% to $7.9 million in the first quarter of 1998, from $9.8 million for the first quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased 126.4% to $17.8 million for the first quarter of 1998 from $7.9 million in the first quarter of 1997 primarily due to rate increases and additional borrowings incurred as a result of the recent merger.

      Income tax benefit was $3.8 million in the first quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $.5 million in the first quarter of 1997 based on earnings.

      Net loss for the first quarter of 1998 was $6.6 million compared to net income of $1.2 million for the first quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense and depreciation and amortization partially offset by the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt and, to a lesser extent, operating cash flow.

      In October 1997, PCW entered into a credit agreement with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525 million (the "Credit Agreement"). The Credit agreement includes a $325 million term loan facility and a $200 million revolving credit facility. The term loan facility is comprised of tranche A term loans of up to $100 million, which mature on September 30, 2005, and tranche B term loans of up to $225 million, which mature on September 30, 2006. The revolving credit facility will terminate on September 30, 2005. The Credit Agreement bears interest at the alternate base rate, as defined in the credit Agreement, or the reserve Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and (y) 1.5% for base rate loans and (ii) in the case of tranche B term loans (x) 2.75% for Euro-Dollar rate loans and (y) 1.75% for base rate loans. The Credit agreement contains restrictions on PCW's ability to engage in certain activities, including limitations on incurring additional indebtedness, capital expenditures, liens and investments, payments of dividends and the sale of assets. As of March 31, 1998, there was $426 million outstanding under the Credit Agreement.

      In July 1997, PCW issued $175 million of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain certain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

      In August 1997, Price Communications Cellular Holdings, Inc. ("Holdings"), an indirect subsidiary of Price and the parent company of PCW, issued 153,400 units, consisting of Notes and Warrants, in exchange for $80 million. The Notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. The Notes will be redeemable at the option of Holdings, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date.; provided that the trading price of the common stock of Price shall equal or exceed certain levels. The Notes mature on August 1, 2007 and contain covenants that restrict payment of dividends, incurrence of debt and sale of assets.

INFLATION

      The Company believes that inflation affects its business no more than it generally affects other similar businesses.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      Pro Forma Financial Information - previously reported

Item 6. Exhibits and Reports on Form 8-K

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1998                 Price Communications Corporation

                                    By         /s/ Robert Price
                                       -----------------------------------
                                                  Robert Price
                                          President and Chief Financial
                                                    Officer