Form 10-Q
period 1998-06-30
PRICE COMMUNICATIONS CORP
filed 1998-08-05
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

                              -------------------

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                              -------------------

                             Commission file number
                                     1-8309

                        PRICE COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as specified in its charter)

           Delaware                                              13-2991700
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         45 Rockefeller Plaza                                       10020
          New York, New York                                      (Zip Code)
(Address of principal executive offices)

                  REGISTRANT'S TELEPHONE NUMBER (212) 757-5600

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes /X/   No / /

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of July 31, 1998 was 11,534,403.

================================================================================

                        PRICE COMMUNICATIONS CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

   ITEM 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets- June 30, 1998
                  and December 31, 1997..................................    I-1

         Condensed Consolidated Statements of Operations - Three
                  months ended June 30, 1998 and 1997 and six
                  months ended June 30, 1998 and 1997....................    I-3

          Condensed Consolidated Statements of Cash Flows - Six
                  months ended June 30, 1998 and 1997....................    I-4

          Condensed Consolidated Statements of Shareholders' Equity......    I-5

          Notes to Condensed Consolidated Financial Statements...........    I-6

   ITEM 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    I-7

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings.............................................   II-1

   ITEM 2. Changes in Securities.........................................   II-1

   ITEM 3. Defaults Upon Senior Securities...............................   II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders...........   II-1

   ITEM 5. Other Information.............................................   II-1

   ITEM 6. Exhibits and Reports on Form 8-K..............................   II-1

SIGNATURES...............................................................   II-2

                  PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in thousands)

                                                   June 30,       December 31,
                                                     1998             1997
                                                 -------------    -------------
                                                  (Unaudited)       (Audited)
Current assets:
 Cash and cash equivalents                       $     111,836    $      29,451
 Accounts receivable, net of allowance for
  doubtful accounts                                     18,683           15,951
 Other receivables                                       2,231            3,902
 Investment securities:
  Available-for-sale securities                         16,932           22,849
 Inventory                                               2,607            1,280
 Deferred income taxes                                   3,257            5,402
 Prepaid expenses and other current assets               8,278            1,114
                                                 -------------    -------------
   Total current assets                                163,824           79,949
                                                 -------------    -------------

Net property and equipment                             145,551          151,264

Licenses and goodwill, net of accumulated
  amortization                                         905,912          918,488

Other intangible and other assets, at cost less
  accumulated amortization                              26,526           23,907
                                                 -------------    -------------
   Total assets                                  $   1,241,813    $   1,173,608
                                                 =============    =============


     See accompanying notes to condensed consolidated financial statements.

                 PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                   June 30,       December 31,
                                                     1998             1997
                                                 -------------    -------------
                                                  (Unaudited)       (Audited)
Current liabilities:
 Current installments of long-term debt          $                $       2,812
 Accounts payable and accrued expenses                  10,109           14,477
 Accrued interest payable                               13,001           11,361
 Accrued salaries and employee benefits                  2,760            2,977
 Deferred revenue                                        4,094            3,755
 Customer deposits                                         810              602
 Deferred tax liability                                  2,577            1,156
 Other current liabilities                              15,278           18,463
                                                 -------------    -------------
   Total current liabilities                            48,629           55,603

Long-term debt, excluding current installments         785,989          690,300
Accrued income taxes - long-term                        45,181           50,491
Deferred income taxes                                  303,539          308,901
Minority interests                                       8,355            7,352

Commitments and contingencies                              -                -

Redeemable preferred stock, Series A (1998),
  Series A and B (1997)                                     10               35

Shareholders' equity                                    50,110           60,926
                                                 -------------    -------------

   Total liabilities and shareholders' equity    $   1,241,813    $   1,173,608
                                                 =============    =============


     See accompanying notes to condensed consolidated financial statements.

                  PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share data)
                                    (Unaudited)

                                                                            Predecessor                               Predecessor
                                                        Company            Three Months            Company            Six Months
                                               Three Months Ended June 30,     Ended       Six Months Ended June 30,     Ended
                                                   1998          1997      June 30, 1997      1998         1997      June 30, 1997
                                                ------------  ------------  ------------  ------------  ------------  ------------
Revenue:
 Cellular operations:
  Service                                       $     45,737  $          -  $     45,920  $     86,421  $          -  $     88,140
  Equipment sales and installation                     3,181             -         2,625         5,772             -          5088
                                                ------------  ------------  ------------  ------------  ------------  ------------
           Total revenue                              48,918             -        48,545        92,193             -        93,228
                                                ------------  ------------  ------------  ------------  ------------  ------------
Operating expenses:
 Engineering, technical and other direct               7,111             -         8,124        13,862             -        15,554
 Cost of equipment                                     6,019             -         5,250        11,515             -        11,057
 Selling, general and administrative                  14,399           421        13,844        26,740         1,330        27,204
 Depreciation and amortization                        10,564            13         8,305        22,581            25        16,586
                                                ------------  ------------  ------------  ------------  ------------  ------------
           Total operating expenses                   38,093           434        35,523        74,698         1,355        70,401
                                                ------------  ------------  ------------  ------------  ------------  ------------

Operating income                                      10,825          (434)       13,022        17,495        (1,355)       22,827
                                                ------------  ------------  ------------  ------------  ------------  ------------
Other income (expense):
 Interest (expense) income, net                      (18,803)          (31)       (8,241)      (36,057)          (48)      (16,113)
 Other income                                          6,662         1,353            91         6,845         2,463           162
                                                ------------  ------------  ------------  ------------  ------------  ------------
   Total other income (expense)                      (12,141)        1,322        (8,150)      (29,212)        2,415       (15,951)
                                                ------------  ------------  ------------  ------------  ------------  ------------
(Loss) income before minority interest
  share of income, income taxes and
  extraordinary item                                  (1,316)          889         4,872       (11,717)        1,061         6,876

Minority interest share of income                       (542)            -          (451)       (1,002)            -          (782)
                                                ------------  ------------  ------------  ------------  ------------  ------------

(Loss) income before income taxes and
  extraordinary item                                  (1,858)          889         4,421       (12,719)        1,061         6,094

Income tax benefit (expense)                             596          (452)       (1,898)        4,612          (452)       (2,394)
                                                ------------  ------------  ------------  ------------  ------------  ------------

Net (loss) income before extraordinary item           (1,262)          437         2,523        (8,107)          609         3,700

Extraordinary item-write-off of deferred
 finance costs, net of income tax
 benefit of $3,935                                    (5,902)                                   (5,902)
                                                ------------  ------------  ------------  ------------  ------------  ------------
Net (loss) income                               $     (7,164) $        437  $      2,523  $    (14,009) $        609  $      3,700
                                                ============  ============  ============  ============  ============  ============

Per share data:
 Basic (loss) earnings per share before
   extraordinary item                           $      (0.12) $       0.03  $       0.09  $      (0.74) $       0.04  $       0.13
 Basic (loss) earnings per share                $      (0.65) $       0.03  $       0.09  $      (1.27) $       0.04  $       0.13
 Weighted average shares outstanding              10,969,000    13,697,000    27,813,000    11,010,000    14,394,000    27,813,000
 Diluted (loss) earnings per share before
   extraordinary item                           $      (0.12) $       0.03  $       0.09  $      (0.74) $       0.04  $       0.13
 Diluted (loss) earnings per share              $      (0.65) $       0.03  $       0.09  $      (1.27) $       0.04  $       0.13
 Weighted average shares outstanding              10,969,000    13,963,000    27,813,000    11,010,000    14,659,000    27,813,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in thousands)
                                   (Unaudited)

                                                                                                      Predecessor
                                                                                                       Six Months
                                                                                  Company                Ended
                                                                           Six Months Ended June 30,    June 30,
                                                                              1998          1997          1997
                                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                         $  (14,009)   $      609    $    3,700
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Deprecation and amortization                                                 23,595            25        16,586
  Minority interest share of income                                             1,002             -           782
  Deferred income taxes                                                        (8,586)            -         2,219
  Gain on sale of marketable securities                                        (8,093)         (411)
  Write-off of deferred finance costs                                           9,837
  Interest deferred and added to long-term debt                                 5,876             -
  Payment of deferred interest                                                                             (1,514)
  (Increase) decrease in accounts receivable                                   (2,732)          489           500
  (Decrease) increase in accounts payable and accrued expenses                 (4,368)         (780)        1,799
  Increase in accrued interest payable                                          1,640             -
  Decrease  in other current liabilities                                       (3,063)          (45)
  Changes in other accounts                                                       925          (156)        1,500
                                                                           ----------    ----------    ----------
   Total adjustments                                                           16,033          (878)       21,872
                                                                           ----------    ----------    ----------
   Net cash provided by (used in) operating activities                          2,024          (269)       25,572
                                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                          (4,171)            -       (31,700)
 Purchase of marketable securities                                                  -        (9,540)
 Proceeds from sale of marketable securities                                        -        10,138
 Purchase of available-for-sale securities and long-term investments           (6,686)      (32,497)
 Sale of available-for-sale securities and long-term investments               24,756         5,578
 Purchase of cellular systems                                                                             (31,260)
 Purchase of minority intertests                                                                             (794)
 Other                                                                           (575)            -            51
                                                                           ----------    ----------    ----------
   Net cash provided by (used) in investing activities                         13,323       (26,321)      (63,703)
                                                                           ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term notes payable                                                                         955
 Repayment of long-term debt                                                 (437,999)                     (3,782)
 Repurchase of Company's common stock                                                       (20,877)
 Proceeds from long-term debt                                                 525,000                      41,000
 Cash pledged for outstanding interest rate contracts                          (6,738)
 Payment of debt issuance costs                                               (13,760)            -
 Other                                                                            535           100
                                                                           ----------    ----------    ----------
   Net cash provided by (used in) financing activities                         67,038       (20,777)       38,173
                                                                           ----------    ----------    ----------
   Net increase (decrease) in cash and cash equivalents                        82,385       (47,367)           42
CASH AND CASH EQUIVALENTS, beginning of period                                 29,451        83,356         1,698
                                                                           ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                                   $  111,836    $   35,989    $    1,740
                                                                           ==========    ==========    ==========
Supplemental disclosure of cash flow information:

 Interest paid                                                             $   20,577    $       37    $   16,328
                                                                           ==========    ==========    ==========
 Income taxes paid, net                                                    $       63    $       53    $     (617)
                                                                           ==========    ==========    ==========
 Non-cash transactions - stock bonus                                       $      500    $             $
                                                                           ==========    ==========    ==========
 Non-cash transactions-unrealized gains on securities held for sale        $    4,060    $             $
                                                                           ==========    ==========    ==========
 Non-cash transaction-increasr in deferred taxes due to increase in
 unrealized gain                                                           $   (1,421)   $             $
                                                                           ==========    ==========    ==========

            See accompanying notes to consolidated financial statements.

                 PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      ($ in thousands, except per share data)

                                                             As of
                                                 ------------------------------
                                                   June 30,       December 31,
                                                     1998             1997
                                                 -------------    -------------
                                                  (Unaudited)       (Audited)

Common Shareholders' Equity:
 Class A Common Stock, par value $.01 per share;
  authorized 60,000,000 shares; outstanding
  11,437,415 in 1998 and 6,994,435 in 1997       $         114    $          70

     Additional paid in Capital                         10,442            9,930

     Retained Earnings                                  34,769           48,778

     Accumulated Other Comprehensive Income:

       Unrealized Gains on Marketable
       Securities-net of deferred taxes                  4,785            2,148
                                                 -------------    -------------

Total Shareholders' Equity                       $      50,110    $      60,926
                                                 =============    =============


     See accompanying notes to condensed consolidated financial statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)
                                 (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company" or "Price"). All significant intercompany items and transactions have been eliminated. On October 6, 1997, the Company acquired all of the outstanding shares of Palmer Wireless, Inc.

         The consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results for a full year.

         The combined consolidated statements of operations include, for comparative purposes only, the results of Palmer Wireless, Inc.
("Predecessor") for the quarter and six months ended June 30, 1997.

RECLASSIFICATIONS

       Certain reclassifications have been made to the 1997 Statement of Operations and Statement of Cash Flows to conform to the 1998 presentation.

(2) LONG-TERM DEBT

           In June 1998, Price Communications Wireless, Inc., a wholly owned subsidiary of the Company, issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The net proceeds from the issuance of the 9.125% Notes ($511.2 million) were used to retire the outstanding indebtedness under the Credit Facility ($425.1 million), including interest and fees ($2.1 million), with the balance being used for working capital. In addition, the unamortized portion of the deferred finance fees relating to the credit facility was written off and recorded as an extraordinary item on the Statement of Operations.

(3) SHAREHOLDERS' EQUITY

         During the quarter ended June 30, 1998, the Company issued 411,423 shares of its Class A Common Stock to satisfy its obligation for the redemption of its Series B Preferred Stock, which had been issued to an officer of the Company during 1997.

         On April 1 and April 30, 1998, the Company issued two five-for-four stock splits on its Class A Common Stock. As a result, the Company issued an additional total of 4.1 million shares of its common stock.

         On July 31, 1998 the Company registered warrants which are convertible into 1,030,656 shares of the Company's Class A Common Stock. The warrants were issued as part of the $153.4 million 13.5% notes in 1997 to partially fund the acquisition of Palmer (see subsequent event for redemption of the outstanding notes).

         In June 1998 the Company's Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company's Class A Common Stock. To date none have been repurchased.

(4) COMPREHENSIVE INCOME

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

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   ---------------------   ---------------------
                                                    JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                   ---------   ---------   ---------   ---------
                                                     1998        1997        1998        1997
                                                   ---------   ---------   ---------   ---------
Net income (loss)                                  $  (7,164)  $     437   $ (14,009)  $     437
Other comprehensive income, net of tax:
  Unrealized gains (losses) on available for
    sale securities                                   (3,881)      1,107       2,639      (1,257)
Reclassification adjustment                           (1,065)                 (3,026)
Comprehensive income (loss)                          (12,110)      1,544     (13,625)       (820)


(5)EARNINGS (LOSS) PER SHARE

All current and prior year earnings (loss) per common share have been adjusted to reflect the five-for-four stock split in December 1997 and the two five-for-four stock splits in April 1998.

(6) PRO FORMA INFORMATION

         The financial statements presented herein include the results of operation of the predecessor which include the results of the Fort Myers and Georgia-1 markets which were sold subsequent to the acquisition by the Company. A more meaningful presentation, although not required by Generally Accepted Accounting Principles, would be the pro forma results excluding the results of the two markets and the results of the parent company as follows:

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,               JUNE 30,
                              ---------------------   ---------------------
                                1998        1997        1998        1997
                              ---------   ---------   ---------   ---------
Revenue                       $  48,918   $  38,402   $  92,193   $  73,267
Operating expenses               37,883      28,279      73,235      54,860
Operating income                 11,035      10,123      18,958      18,407
Operating cash flow              22,200      17,268      41,511      33,493


(7) SUBSEQUENT EVENT

         In July 1998, Price Communications Cellular Holdings, Inc., a wholly-owned subsidiary of the Company, called for redemption all of its outstanding 13 1/2% Senior Secured Discount Notes due 2007.

The notes were redeemed on August 3, 1998 and the redemption price per $1000 aggregate principal amount was $711.61. The accreted value of the notes at that date approximated $91.0 million In addition, the Company was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new $200 million public offering of 11 1/4 Senior Exchangeable Payable-in-Kind notes which was completed during July 1998.

         This quarterly report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officer primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and may involve risks and uncertainties, and that the actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company. The accompanying information contained in this Quarterly Report, including without limitation the information set forth under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries, unless the context otherwise indicates.

OVERVIEW

        In May, 1997, Price and Price Communications Wireless, Inc. ("PCW"), a wholly owned indirect subsidiary, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

        PCW is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 1998, the Company provided cellular telephone service to 347,150 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. PCW sells its cellular telephone service, as well as a full line of cellular products and accessories principally through its network of retail stores. PCW markets all of its products and services under the nationally-recognized service mark CELLULARONE.

MARKET OWNERSHIP

        The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997 and June 30, 1998.

        CELLULAR SERVICE AREA

        Dothan, Alabama...........................    94.6%
        Montgomery, Alabama.......................    92.8
        Albany, Georgia...........................    86.5
        Augusta, Georgia..........................   100.0
        Columbus, Georgia.........................    85.2
        Macon, Georgia............................    99.2
        Savannah, Georgia.........................    98.5
        Panama City, Florida......................    78.4
        Alabama 8 - RSA...........................   100.0
        Georgia 6 - RSA...........................    96.3
        Georgia 7 - RSA...........................   100.0
        Georgia 8 - RSA...........................   100.0
        Georgia 9 - RSA...........................   100.0
        Georgia 10 - RSA..........................   100.0
        Georgia 12 - RSA..........................   100.0
        Georgia 13 - RSA..........................    86.5

RESULTS OF OPERATIONS

         The Company sold its television stations in 1996 and consequently had no operating revenues for the six months ended June 30, 1997. Income earned during this period was derived from the investment of its funds. On October 6, 1997, the Company, through an indirect subsidiary, acquired all the outstanding stock of Palmer Wireless, Inc. ("Palmer"). Palmer is engaged in the construction, development, management and operation of cellular telephone systems in the Southeastern United States. For these reasons, the results of the Company's operations are not comparable for the quarter and six months ended June 30, 1998.

         The following discussion refers to the results of operations of the Company (1998 periods) compared to the results of operations of the Company combined with Predecessor for the six and three month periods ended June 30, 1997. It is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. References to the Company where appropriate also include its subsidiaries, PCW, Holdings and the Predecessor.

         The following table sets forth for the Company (excluding the parent) and its predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                  PREDECESSOR   COMPANY   PREDECESSOR   COMPANY
                                                  -----------   -------   -----------   -------
                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                   ---------------------   ---------------------
                                                     1998        1997        1998        1997
                                                   ---------   ---------   ---------   ---------
REVENUE:
 Service.......................................      94.6%       93.5%        94.5%       93.8%
 Equipment sales and installation..............       5.4         6.5          5.5         6.2
                                                   ------      ------       ------      ------
       TOTAL REVENUE...........................     100.0       100.0        100.0       100.0

OPERATING EXPENSES:
 Engineering, technical and other direct:
   Engineering and technical (1)...............       8.5         7.2          8.2         7.7
   Other direct costs of services (2)..........       8.2         7.3          8.5         7.3
 Cost of equipment (3).........................      10.8        12.3         11.8        12.4
 Selling, general and administrative:
   Sales and marketing (4).....................       8.6        11.1          8.5        10.5
   Customer service (5)........................       6.3         6.3          6.5         6.5
   General and administrative (6)..............      13.7        10.4         14.2        10.5
 Depreciation and amortization.................      17.1        22.8         17.8        24.5
                                                   ------      ------       ------      ------
       TOTAL OPERATING EXPENSES................      73.2        77.4         75.5        79.4

 Operating income..............................      26.8%       22.6%        24.5%       20.6%

 Operating income before depreciation and
   amortization (7)............................      43.9%       45.4%        42.3%       45.1%

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

(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         REVENUE. Service revenues totaled $45.7 million for the second quarter of 1998, a decrease of 0.4% from $45.9 million for the second quarter of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.3 million in the second quarter of 1997. This was substantially offset by an increase in revenues as the average number of subscribers rose to 336,936 in the second quarter of 1998 from 318,238 in 1997.

         Average monthly revenue per subscriber decreased 6.5% to $45.30 for the second quarter of 1998 from $48.41 for the second quarter of 1997. This is, in part, due to the trend common in the cellular telephone industry where on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

         Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $3.2 million for the second quarter of 1998 compared to $2.6 million for the second quarter of 1997. The increase is primarily due to a 28.4% increase in gross subscriber activations in the second quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.5% in the second quarter of 1998 from 5.4% in the second quarter of 1997.

         OPERATING EXPENSES. Engineering and technical expenses decreased by 15.2% to $3.5 million for the second quarter of 1998 from $4.1 million in the second quarter of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.2% from 8.5% for the second quarter of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

         Other direct costs of service decreased to $3.6 million for the second quarter of 1998 from $4.0 million for the second quarter of 1997 reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.3% from 8.2%, reflecting improved interconnection agreements , as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.0 million for the second quarter of 1997.

         The cost of equipment increased 14.6% to $6.0 million for the second quarter of 1998 from $5.3 million for the second quarter of 1997, primarily as a result of an increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $2.8 million in 1998 versus $2.6 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the second quarter of 1997.

         Selling, general and administrative expenses increased .7% to $14.4 million in the second quarter of 1998 from $14.3 million in the second quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

         Sales and marketing costs increased 31.8% to $5.4 million for the second quarter of 1998 from $4.1 million for the same period in 1997. This increase is primarily due to the 28.4% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 11.1% for the second quarter of 1998 compared to 8.6% for the second quarter of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $220 for the second quarter of 1998 from $233 for the second quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

         Customer service costs remained flat at $3.1 million for the second quarter of 1998 and the second quarter of 1997. As a percentage of revenue, customer service costs remained at 6.3% for the second quarter of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the second quarter of 1997.

         General and administrative expenditures decreased 16.9% to $5.9 million for the second quarter of 1998 from $7.1million for the second quarter of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 12.1% in the second quarter of 1998 from 14.6% in the second quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the second quarter of 1997.

         Depreciation and amortization increased 34.4% to $10.6 million for the second quarter of 1998 from $8.3 million for the second quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 21.7% for the second quarter of 1998 compared to 17.1% for the second quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.8 million for the second quarter of 1997.

         Operating income decreased 14.3% to $10.8 million in the second quarter of 1998, from $12.6 million for the second quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

         NET INTEREST EXPENSE, INCOME TAXES, OTHER INCOME AND NET INCOME. Net interest expense increased 127.3% to $18.8 million for the second quarter of 1998 from $8.3 million in the second quarter of 1997 primarily due to rate increases on variable interest debt, and additional borrowings incurred as a result of the recent merger. Other income consists principally of the gain realized on the sale of securities.

         Income tax benefit was $0.6 million in the second quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $2.3 million in the second quarter of 1997 based on earnings.

         Net loss after deducting the extraordinary item for the second quarter of 1998 was $7.2 million compared to net income of $3.0 million for the second quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $5.9 million net write-off of deferred finance costs recorded as an extraordinary item.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         REVENUE. Service revenues totaled $86.4 million for the first half of 1998, a decrease of 2.0% from $88.1 million for the first half of 1997. The decrease is primarily attributable to service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $14.9 million in the first half of 1997. This was substantially offset by an increase in revenues as the average number of subscribers rose to 328,378 in the first half 1998 from 302,734 in 1997.

         Average monthly revenue per subscriber decreased 8.7% to $43.86 for the first half of 1998 from $48.06 for the first half of 1997. This is in part due to the trend, common in the cellular telephone industry, where, on average, new subscribers are using less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

         Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $5.8 million for the first half of 1998 compared to $5.1 million for the first half of 1997. The increase is primarily due to a 15.6% increase in gross subscriber activations in the first half of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.2% in the first half of 1998 from 5.5% in the first half of 1997.

         OPERATING EXPENSES. Engineering and technical expenses decreased by 6.8% to $7.1 million for the first half of 1998 from $7.7 million in the first half of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.7% from 8.2% for the first half of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first half of 1997.

         Other direct costs of service decreased to $6.7 million for the first half of 1998 from $7.9 million for the first half of 1997. reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.3% from 8.5%, reflecting improved interconnection agreements as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.2 million for the first half of 1997

         The cost of equipment increased 4.1% to $11.5 million for the first half of 1998 from $11.1 million for the first half of 1997, primarily as a result of gross subscriber activations for the same period. Equipment sales resulted in losses of $5.7 million in 1998 versus $6.0 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.8 million for the first half of 1997.

         Selling, general and administrative expenses decreased 6.3% to $26.7 million in the first half of 1998 from $28.5 million in the first half of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

         Sales and marketing costs increased 21.5% to $9.7 million for the first half of 1998 from $8.0 million for the same period in 1997. This increase is primarily due to the 15.6% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 10.5% for the first half of 1998 compared to 8.5% for the first half of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $221 for the first half of 1998 from $234 for the first half of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the first half of 1997.

         Customer service costs remained flat at $6.0 million for the first half of 1998 and the first half of 1997. As a percentage of revenue, customer service costs remained at 6.5% for the first half of both 1998 and 1997. Customer service expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.7 million for the first half of 1997.

         General and administrative expenditures decreased 24.1% to $11.0 million for the first half of 1998 from $14.5 million for the first half of 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 12.0% in the first half of 1998 from 14.2% in the first half of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the first half of 1997.

         Depreciation and amortization increased 35.9% to $22.6 million for the first half of 1998 from $16.6 million for the first half of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 24.5% for the first half of 1998 compared to 17.8% for the first half of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.5 million for the first half of 1997.

         Operating income decreased 18.6% to $17.5 million in the first half of 1998, from $21.5 million for the first half of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

         NET INTEREST EXPENSE, INCOME TAXES, OTHER INCOME AND NET INCOME. Net interest expense increased 116.7% to $35.1 million for the first half of 1998 from $16.2 million in the first half of 1997 primarily due to rate increases on variable interest debt and additional borrowings incurred as a result of the recent merger. Other income consists principally of the gain realized on the sale of securities.

         Income tax benefit was $4.6 million in the first half of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $2.8 million in the first half of 1997 based on earnings.

         Net loss for the first half of 1998 was $14.0 million compared to net income of $4.3 million for the first half of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $5.9 million net write-off of deferred finance costs recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow.

         In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due

         June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. These Notes replaced the existing credit facility which approximated $425.1 million as of the redemption date.

         In July 1997, PCW issued $175 million of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

         In August 1997 Holdings issued 153,400 units, consisting of Notes and Warrants, in exchange for $80 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. Cash interest will not commence to accrue on the Notes prior to August 2, 2002. Commencing on February 1, 2003, cash interest on the Notes will be payable at a rate of 13.5% per annum, payable semi-annually. During July of this year, the Company called for redemption of all of the outstanding notes. On August 3 1998, the Company redeemed the notes at the accreted value of approximately $91.0 million. In addition the Company paid a premium of approximately $18.2 million because of the early extinguishment of the debt. The Company intends to finance the redemption out of the net proceeds of a new offering of Senior Payable-in-Kind notes.

INFLATION

         The Company believes that inflation affects its business no more than it generally affects other similar businesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

               Exhibit
               Number                                       Description
               -------                                      -----------

                 27                                    Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

                None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRICE COMMUNICATIONS CORPORATION

Date:  August 05, 1998              By: /s/ Robert Price
                                       ----------------------
                                    Robert Price
                                    Director, President and Treasurer

Date: August 05, 1998               By: /s/ Kim I. Pressman
                                       ----------------------
                                    Kim I. Pressman
                                    Executive Vice President & Chief
                                      Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number                             Description
--------                           -----------

 27                          Financial Data Schedule