Form 10-Q
period 1998-09-30
PRICE COMMUNICATIONS CORP
filed 1998-11-12
CIK 355787

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                               -------------------

                             Commission file number
                                     1-8309
                                     ------

                        PRICE COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as specified in its charter)

            Delaware                                        13-2991700
  (State or other jurisdiction                                (I.R.S.
of incorporation or organization)                   Identification Employer No.)

          45 Rockefeller Plaza,                               10020
           New York, New York                               (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (212) 757-5600

                              --------------------

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of October 30, 1998 was 22,681,883

--------------------------------------------------------------------------------

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        - September 30, 1998 and December 31, 1997 ........................  I-1

        Condensed Consolidated Statement of
        Operations - Three months ended September
        30, 1998 and 1997 and nine months ended
        September 30, 1998 and 1997 .......................................  I-3

        Condensed Consolidated Statement of Cash
        Flows - Nine months ended September 30,
        1998 and 1998 .....................................................  I-4

        Condensed Consolidated Statement of
        Stockholders' Equity ..............................................  I-5

        Notes to Condensed Consolidated Financial
        Statements ........................................................  I-6

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................... I-10

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ................................................  II-1

ITEM 2. Changes in Securities ............................................  II-1

ITEM 3. Defaults Upon Senior Securities - None ...........................  II-1

ITEM 4. Submission of Matters to a Vote of Security Holders ..............  II-1

ITEM 5. Other Information ................................................  II-1

ITEM 6. Exhibits and Reports on Form 8-K .................................  II-1

SIGNATURES ...............................................................  II-2

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
                                                      (Unaudited)    (Audited)

Current assets:
 Cash and cash equivalents                            $  220,944    $   29,451
 Accounts receivable, net of allowance for
   doubtful accounts                                      21,037        15,951
 Other receivables                                         2,136         3,902
 Investment securities:
   Available-for-sale securities                           1,146        22,849
 Inventory                                                 3,350         1,280
 Deferred income taxes                                     3,257         5,402
 Prepaid expenses and other current assets                10,206         1,114
                                                      ----------    ----------
     Total current assets                                262,076        79,949
                                                      ----------    ----------
Net property and equipment                               141,648       151,264

Licenses and goodwill, net of accumulated
  amortization                                           899,902       918,488

Other intangible and other assets, at cost less
 accumulated amortization                                 25,078        23,907
                                                      ----------    ----------

     Total assets                                     $1,328,704    $1,173,608
                                                      ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                    September 30,   December 31,
                                                        1998           1997
                                                    -------------   ------------
                                                     (Unaudited)     (Audited)
Current liabilities:
 Current installments of long-term debt              $       --     $    2,812
 Accounts payable and accrued expenses                   12,725         14,477
 Accrued interest payable                                20,293         11,361
 Accrued salaries and employee benefits                   2,630          2,977
 Deferred revenue                                         4,886          3,755
 Customer deposits                                          868            602
 Deferred tax liability                                      --          1,156
 Other current liabilities                               15,103         18,463
                                                     ----------     ----------
   Total current liabilities                             56,505         55,603

Long-term debt, excluding current installments          901,911        690,300
Accrued income taxes - long-term                         34,557         50,491
Deferred income taxes(1)                                303,539        308,901
Minority interests                                        9,067          7,352

Commitments and contingencies                                --             --

Redeemable preferred stock, Series A (1998),
 Series A and B (1997)                                       10             35

Shareholders' equity                                     23,115         60,926
                                                     ----------     ----------

   Total liabilities and shareholders' equity        $1,328,704     $1,173,608
                                                     ==========     ==========



(1) This accounting line represents the future tax consequences, if any, attributable to the currently reported differences between the financial statement carrying amounts of existing assets and their tax basis. These assets (largely intangibles) will be amortized by the Company and offset against this deferred tax balance without any cash consequences. This amount less the amortization would become due only if the assets are sold by the Company in a taxable transaction.

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                                                            Predecessor
                                                                   Company                   (Palmer)
                                                      Three Months Ended September 30,  Three Months Ended
                                                          1998               1997        September 30, 1997
                                                      -----------         -----------   -------------------
Revenue:
 Cellular operations:
   Service                                            $    48,517         $        --       $    45,983
   Equipment sales and installation                         3,403                  --             2,525
                                                      -----------         -----------       -----------
      Total revenue                                        51,920                  --            48,508
                                                      -----------         -----------       -----------
Operating expenses:
 Engineering, technical and other direct                    8,118                  --             7,745
 Cost of equipment                                          5,886                  --             5,055
 Selling, general and administrative                       15,583                 392            13,811
 Depreciation and amortization                             11,182                 161             8,912
                                                      -----------         -----------       -----------
      Total operating expenses                             40,769                 553            35,523
                                                      -----------         -----------       -----------

Operating income                                           11,151                (553)           12,985
                                                      -----------         -----------       -----------
Other income (expense):
 Interest (expense) income, net                           (24,522)             (3,741)           (8,354)
 Other income                                               7,943               1,037                46
                                                      -----------         -----------       -----------
      Total other income (expense)                        (16,579)             (2,704)           (8,308)
                                                      -----------         -----------       -----------
(Loss) income before minority interest share
 of income, income taxes and extraordinary item            (5,428)             (3,257)            4,677

Minority interest share of income                            (713)                 --              (528)
                                                      -----------         -----------       -----------
(Loss) income before income taxes and extraordinary
 item                                                      (6,141)             (3,257)            4,149

Income tax benefit (expense)                                2,246                 925            (1,759)
                                                      -----------         -----------       -----------
Net (loss) income before extraordinary item                (3,895)             (2,332)             2390

Extraordinary item--write--off of deferred finance
 costs and premium on early extiguishment of debt
 (net of income tax benefit of $8,319 and $12,254
 respectively)                                            (14,963)                 --
                                                      -----------         -----------       -----------

Net (loss) income                                     $   (18,858)        $    (2,332)      $     2,390
                                                      ===========         ===========       ===========


Per Share Data:
 Basic and diluted (loss) earnings per share before
  extraordinary item                                  $     (0.17)        $     (0.11)      $      0.09
 Basic and diluted  (loss) earnings per share         $     (0.82)        $     (0.11)      $      0.09
 Weighted average shares outstanding                   23,041,000          21,702,000        27,813,000

                                                                                           Predecessor
                                                                Company                      (Palmer)
                                                     Nine Months Ended September 30,     Nine Months Ended
                                                         1998              1997          September 30, 1997
                                                     -----------        -----------      ------------------
Revenue:
 Cellular operations:
   Service                                           $   134,938        $        --         $   134,123
   Equipment sales and installation                        9,175                 --               7,613
                                                     -----------        -----------         -----------
      Total revenue                                      144,113                 --             141,736
                                                     -----------        -----------         -----------
Operating expenses:
 Engineering, technical and other direct                  21,980                 --              23,301
 Cost of equipment                                        17,401                 --              16,111
 Selling, general and administrative                      42,323              1,721              41,014
 Depreciation and amortization                            33,763                186              25,498
                                                     -----------        -----------         -----------
      Total operating expenses                           115,467              1,907             105,924
                                                     -----------        -----------         -----------

Operating income                                          28,646             (1,907)             35,812
                                                     -----------        -----------         -----------
Other income (expense):
 Interest (expense) income, net                          (60,515)            (3,789)            (24,468)
 Other income                                             14,724              3,501                 208
                                                     -----------        -----------         -----------
      Total other income (expense)                       (45,791)              (288)            (24,260)
                                                     -----------        -----------         -----------
(Loss) income before minority interest share
 of income, income taxes and extraordinary item          (17,145)            (2,195)             11,552

Minority interest share of income                         (1,715)                --              (1,310)
                                                     -----------        -----------         -----------
(Loss) income before income taxes and extraordinary
 item                                                    (18,860)            (2,195)             10,242

Income tax benefit (expense)                               6,858                473              (4,153)
                                                     -----------        -----------         -----------
Net (loss) income before extraordinary item              (12,002)            (1,722)              6,089

Extraordinary item--write--off of deferred finance
 costs and premium on early extiguishment of debt
 (net of income tax benefit of $8,319 and $12,254
 respectively)                                           (20,865)                --                  --
                                                     -----------        -----------         -----------

Net (loss) income                                    $   (32,867)       $    (1,722)        $     6,089
                                                     ===========        ===========         ===========


Per Share Data:
 Basic and diluted (loss) earnings per share before
  extraordinary item                                 $     (0.54)       $     (0.06)        $      0.22
 Basic and diluted  (loss) earnings per share        $     (1.48)       $     (0.06)        $      0.22
 Weighted average shares outstanding                  22,146,000         28,036,000          27,813,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                                             Predecessor
                                                                                                               (Palmer)
                                                                                      Company              Nine Months Ended
                                                                          Nine Months Ended September 30,    September 30,
                                                                              1998               1997            1997
                                                                          ---------          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                        $ (32,867)         $  (1,722)       $   6,089
                                                                          ---------          ---------        ---------
 Adjustments to reconcile net (loss) income to net cash provided by
 (used in) operating activities:
   Deprecation and amortization                                              33,838                186           25,498
   Minority interest share of income                                          1,715                 --            1,310
   Deferred income taxes                                                    (19,151)                --            3,943
   Gain on sale of marketable securities                                    (15,596)              (606)               7
   Write-off of deferred finance costs                                       14,925                 --               --
   Premium on early extinguishment of debt                                   18,194                 --               --
   Interest deferred and added to long-term debt                              1,911                 --               --
   Payment of deferred interest                                                  --                 --           (1,514)
   Amortization of deferred finance                                           1,912                 --               --
   (Increase) decrease in accounts receivable                                (5,086)               489              473
   (Increase) decrease in inventory                                          (2,070)                --            2,800
   (Decrease) increase in accounts payable and accrued expenses              (4,959)            (1,894)             536
   Increase in accrued interest payable                                       8,932                 --               --
   Increase  in other current liabilities                                     1,397                 --               --
   Changes in other accounts                                                   (901)              (413)            (351)
                                                                          ---------          ---------        ---------
     Total adjustments                                                       35,061             (2,238)          32,702
                                                                          ---------          ---------        ---------
     Net cash provided by (used in) operating activities                      2,194             (3,960)          38,791
                                                                          ---------          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                        (5,544)                (9)         (40,757)
 Purchase of marketable securities                                               --                599               --
 Proceeds from sale of marketable securities                                     --                 --               --
 Proceeds from sale of property and equipment                                    --                 --              201
 Purchase of available-for-sale securities and long-term investments         (6,557)           (50,037)              --
 Sale of available-for-sale securities and long-term investments             40,702             29,276               --
 Purchase of cellular systems                                                    --           (445,512)         (31,469)
 Purchase of minority intertests                                                 --                 --             (956)
 Long-term investments                                                         (434)                --             (778)
                                                                          ---------          ---------        ---------
     Net cash provided by (used) in investing activities                     28,166           (465,683)         (73,759)
                                                                          ---------          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term notes payable                                            --                 --           (1,366)
 Proceeds from issuance of warrants                                              --              4,287               --
 Proceeds from issuance of preferred stock                                       --                 45               --
 Repayment of long-term debt                                               (518,112)                --           (3,782)
 Repurchase of Company's common stock                                        (3,747)           (21,675)              --
 Proceeds from long-term debt                                               725,000            695,712           41,000
 Premium on early extinguishment of debt                                    (18,194)                --               --
 Cash pledged for outstanding interest rate contracts                        (6,718)                --               --
 Payment of debt issuance costs                                             (17,523)                --               --
 Exercise of employee stock options                                             427              2,045              999
                                                                          ---------          ---------        ---------
     Net cash provided by financing activities                              161,133            680,414           36,851
                                                                          ---------          ---------        ---------
     Net increase in cash and cash equivalents                              191,493            210,771               42
CASH AND CASH EQUIVALENTS, beginning of period                               29,451             83,356            1,698
                                                                          ---------          ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                  $ 220,944          $ 294,127        $   1,740
                                                                          =========          =========        =========

Supplemental disclosure of cash flow information:

 Interest paid                                                            $  82,620          $      --        $  27,471
                                                                          =========          =========        =========
 Income taxes paid, net                                                   $     688          $      --        $    (736)
                                                                          =========          =========        =========
 Non-cash transactions - employee bonus paid in stock                     $     500          $      --        $      --
                                                                          =========          =========        =========
 Non-cash transactions- reduction of unrealized gains on securities
   held for sale                                                          $   3,305          $      --        $      --
                                                                          =========          =========        =========
 Non-cash transaction-reduction of deferred taxes related to unrealized
   gains on securities held for sale                                      $  (1,156)         $      --        $      --
                                                                          =========          =========        =========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     ($ in thousands, except per share data)

                                                                As of
                                                     ---------------------------
                                                     September 30,  December 31,
                                                         1998          1997
                                                     -------------  ------------
                                                     (Unaudited)    (Audited)

Common Shareholders' Equity:

 Class A Common Stock, par value $.01 per share;
  authorized 60,000,000 shares; outstanding
  23,166,158 in 1998 and 6,994,435 in 1997              $   233       $    70

 Additional paid in Capital                               6,971         9,930

 Retained Earnings                                       15,911        48,778

 Accumulated Other Comprehensive Income:

  Unrealized Gains on Marketable Securities-net of
  deferred taxes                                             --         2,148
                                                        -------       -------
Total Shareholders' Equity                              $23,115       $60,926
                                                        =======       =======

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

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results for a full year.

      The combined consolidated statements of operations include for comparative purposes only the results of Palmer Wireless, Inc. ("Predecessor") for the quarter and nine months ended September 30, 1997.

Reclassifications

      Certain reclassifications have been made to the 1997 Statement of Operations and Statement of Cash Flows to conform to the 1998 presentation.

(2) Long-Term Debt

      In June 1998, Price Communications Wireless, Inc. ("Wireless"), a wholly owned subsidiary of the Company issued $525 million of 9.125% Senior Secured Notes ("9.125% Notes") due June 15, 2002 with interest payable semi-annually commencing December 15, 1998. The 9.125% Notes contain covenants that restrict the payment of dividends, incurrence of debt, and sale of assets. The net proceeds from the issuance of the 9.125% Notes ($511.2 million) were used to retire the outstanding indebtedness under the Credit Facility ($425.1 million including interest and fees of $2.1 million), with the balance being used for working capital. In addition, the unamortized portion of the deferred financing fees relating to the credit facility were written off and recorded as an extraordinary item in the Statement of Operations.

      In August 1998, Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company, redeemed all of its outstanding 13 1/2% Senior Secured Discount Notes due 2007 ("13 1/2% Notes") (see following for the details of the replacement by the $200 million Payable-In-Kind notes). The notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, Holdings was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The premium as well as the amount of deferred finance charges written off are recorded as an extraordinary item in the Consolidated Statement of Operations.

      Holdings financed the redemption out of the net proceeds of a new $200,000 Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008 ("11 1/4% Notes"). Cash interest will begin to accrue on the notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. On or after February 15, 1999, the Company may elect to pay cash interest, whereupon all future interest becomes cash pay and the interest rate would be reduced by 0.5%. The 11 1/4% Notes are subject to mandatory exchange when the daily high price of the Company's common stock equals or exceeds 115% of the exchange price (currently at $20.00 per share subject to adjustment) for 10 out of 15 consecutive trading days. The redemption currently equates to 50 shares of the Company's Class A common stock per $1000 of notes, subject to adjustment. The Company has the right to elect on or prior to the second trading day immediately succeeding such 10th trading day to permanently terminate the mandatory exchange.

(3) Shareholders' Equity

      During the quarter ended June 30, 1998, the Company issued 411,423 shares of its Class A common stock to satisfy its obligation for the redemption of its Class B preferred stock which had been issued to an officer of the Company during 1997.

      On April 1 and April 30, 1998 the Company issued two five-for-four stock splits and on August 31, 1998 the Company issued a two-for-one stock split. As a result of these splits , the Company issued an additional 15.7 million shares of its Class A common stock.

      On July 31, 1998 the Company registered warrants which are convertible into approximately 2.1 million shares (adjusted for stock splits) of the Company's Class A common stock at a price less than $.01. The warrants were originally issued as part of the $153.4 million 13 1/2% notes in 1997 to partially fund the acquisition of Palmer. The notes were subsequently redeemed (see Note 2).

      In June 1998 the Company's Board of Directors authorized a stock repurchase program of up to 1,000,000 shares (2,000,000 split effected) of the Company's Class A Common Stock. During September the Company repurchased and retired 496,400 shares at an average price of $7.54 per share.

(4) Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the total of net income and all other nonowner changes in equity in a given period. Reclassification of financial statements for earlier periods is required. In the Company's case comprehensive income is computed a follows:

                                                Three Months Ended     Nine Months Ended
                                                ------------------     -----------------
                                               Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                               --------------------   --------------------
                                                 1998       1997        1998       1997
                                              --------    ---------   --------   ---------
Net income (loss)                             $(18,858)   $(2,332)    $(32,867)  $(1,722)
Other comprehensive income, net of tax:
 Unrealized gains (losses) on available for
 Sale securities                                             (592)                (1,849)
Reclassification adjustment                     (5,083)                 (8,497)
                                              --------    -------     --------   -------
Comprehensive income (loss)                   $(23,941)   $(2,924)    $(41,364)  $(3,571)
                                              ========    =======     ========   =======

(5) Earnings (Loss) Per Share

      All current and prior year earnings (loss) per common share have been adjusted to reflect the five-for-four stock splits in December 1997, the two five-for-four stock splits in April 1998, and the two-for-one stock split in August 1998.

            This quarterly report contains statements which constitute forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officer primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company. The accompanying information contained in this Quarterly Report, including without limitation the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

OVERVIEW

      In May 1997, Price and Price Communications Wireless, Inc. ("PCW"), a wholly owned indirect subsidiary, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer Wireless, Inc. ("Palmer") with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      PCW is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1998, the Company provided cellular telephone service to 364,189 subscribers in Alabama, Florida, Georgia and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas and eight Rural Service Areas, with an aggregate estimated population of 3.3 million. PCW sells its cellular telephone service, as well as a full line of cellular products and accessories under the nationally-recognized service mark CELLULARONE.

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto

      Discussions of results for the Predecessor for the three and nine months ended September 30, 1997 are derived solely from the historical operations of the Predecessor prior to the merger and include the results of operations of the Fort Myers and GA-1 markets sold in the fourth quarter of 1997. The discussions for the three and nine months ended September 30, 1998 are based upon the results of the Company which may not be comparable to the 1997 results of it predecessor because of the sales of properties previously mentioned. Although Management's Discussion and Analysis is written on a purely historical basis, the following comparative pro forma data is presented excluding the Fort Myers and GA-1 markets from the results for 1997 as well as operating expenses for the parent for all periods presented.

                    Three Months Ended September 30  Nine Months Ended September 30
                    -------------------------------  ------------------------------
                             1998       1997                1998        1997
                             ----       ----                ----        ----
                              (Pro forma)                     (Pro forma)
Revenue                   $ 51,920   $ 40,916             $144,113   $118,321
Operating expenses        $ 39,855   $ 29,808             $113,090   $ 88,444
Operating income          $ 12,065   $ 11,108             $ 31,023   $ 29,877
EBITDA(1)                 $ 23,233   $ 18,498             $ 64,744   $ 50,933

(1)   Earnings before interest, taxes, depreciation, and amortization.

Market Ownership

      The following is a summary of the Company's ownership interests in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1997 and September 30, 1998.

          Dothan, Alabama .................................    94.6%
          Montgomery, Alabama .............................    92.8
          Albany, Georgia .................................    86.5
          Augusta, Georgia ................................   100.0
          Columbus, Georgia ...............................    85.2
          Macon, Georgia ..................................    99.2
          Savannah, Georgia ...............................    98.5
          Panama City, Florida ............................    78.4
          Alabama 8 - RSA .................................   100.0
          Georgia 6 - RSA .................................    96.3
          Georgia 7 - RSA .................................   100.0
          Georgia 8 - RSA .................................   100.0
          Georgia 9 - RSA .................................   100.0
          Georgia 10 - RSA ................................   100.0
          Georgia 12 - RSA ................................   100.0
          Georgia 13 - RSA ................................    86.5

RESULTS OF OPERATIONS

      The Company sold its television stations in 1996 and consequently had no operating revenues for the nine months ended September 30, 1997. Income earned during this period was derived from the investment of its funds. On October 6, 1997, the Company, through PCW acquired all the outstanding stock of Palmer. Palmer was engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States For these reasons, the results of the Company's operations are not comparable for the three and nine month periods ended September 30, 1998

      The following discussion refers to the results of operations of the Company (1998 periods) compared to the results of operations of the Company combined with Predecessor for the three and nine month periods ended September 30, 1997. It is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. References to the Company where appropriate also include its subsidiaries, PCW, Holdings and the Predecessor.

      The following table sets forth for the Company (excluding the parent) and its predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                      Company Predecessor   Company Predecessor
                                      -------------------   -------------------
                                      Three Months Ended     Nine Months Ended
                                      ------------------     -----------------
                                        September 30,          September 30,
                                        -------------          -------------
                                        1998     1997         1998     1997
                                        ----     ----         ----     ----
Revenue:

Service ............................    93.4%    94.8%        93.6%    94.6%

Equipment sales and
 installation ......................     6.6      5.2          6.4      5.4
                                       -----    -----        -----    -----
     Total revenue ..................  100.0    100.0        100.0    100.0

Operating expenses:
 Engineering, technical and
  other direct:
   Engineering and technical(1) .....    7.9      7.8          7.8      8.0
   Other direct costs of services(2)     7.7      8.1          7.4      8.4
   Cost of equipment(3) .............   11.3     10.4         12.1     11.4

Selling, general and administrative:
 Sales and marketing(4) ............     9.7      8.2         10.2      8.4
 Customer service(5) ...............     6.5      6.0          6.5      6.3
 General and administrative (6) ....    11.1     14.3         10.7     14.2
 Depreciation and amortization .....    21.8     16.9         23.4     16.5
                                       -----    -----        -----    -----
     Total operating expenses .......   75.8     71.7         78.1     73.2

Operating income ...................    24.2%    28.3%        21.9%    26.8%

Operating income before depreciation
 and amortization(7) ...............    45.7%    45.2%        45.3%    43.3%

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

(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in all media and the cellular telephone industry.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenue. Service revenues totaled $48.5 million for the third quarter of 1998, an increase of 5.5% from $46.0 million for the third quarter of 1997. The increase is primarily attributable to the increase in the average number of subscribers to 356,804 in the third quarter of 1998 from 284,829 in 1997 (excluding subscribers in the two markets sold in 1997). This was significantly offset by the loss of service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $7.2 million in the third quarter of 1997.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $3.4 million for the third quarter of 1998 compared to $2.5 million for the third quarter of 1997. The increase is primarily due to a 25.3% increase in gross subscriber activations in the third quarter of 1998 compared to 1997. As a percentage of revenue, equipment sales and installation revenue increased to 6.6% in the third quarter of 1998 from 5.2% in the third quarter of 1997.

      Operating Expenses. Engineering and technical expenses increased by 7.9% to $4.1 million for the third quarter of 1998 from $3.8 million in the third quarter of 1997. As a percentage of revenue, engineering and technical expenses increased to 7.9% from 7.8% for the third quarter of 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.4 million for the third quarter of 1997.

      Other direct costs of service amounted to $4.0 million for the third quarter of 1998 and 1997. As a percentage of revenue, these costs of service declined to 7.7% from 8.1%, reflecting improved interconnection agreements, as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.9 million for the third quarter of 1997.

      The cost of equipment increased 15.7% to $5.9 million for the third quarter of 1998 from $5.1 million for the third quarter of 1997 primarily as a result of an increase in gross subscriber activations for the comparable period. Equipment sales resulted in losses of $2.5 million in 1998 and 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.1 million for the third quarter of 1997.

      Selling and general and administrative expenses increased 9.9% to $15.6 million in the third quarter of 1998 from $14.2 million in the third quarter of 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 25.0% to $5.0 million for the third quarter of 1998 from $4.0 million for the same period in 1997. This increase is primarily due to the 25.3% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 9.7% for the third quarter of 1998 compared to 8.2% for the third quarter of 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $440 for the third quarter of 1998 from $597 for the third quarter of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.3 million for the third quarter of 1997.

      General and administrative expenditures (including Corporate) decreased slightly to $7.2 million for the third quarter of 1998 from $7.3 million for the third quarter of 1997. General and administrative expenses decreased as a percentage of revenue to 13.9% in the third quarter of 1998 from 15.1% in the third quarter of 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.5 million for the third quarter of 1997.

      Depreciation and amortization increased 36.6% to $11.2 million for the third quarter of 1998 from $9.1 million for the third quarter of 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the purchase price of the stock of Palmer to the Company. As a percentage of revenue, depreciation and amortization increased to 21.5% for the third quarter of 1998 compared to 18.7% for the third quarter of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $.8 million for the third quarter of 1997.

      Operating income decreased 6.5% to $11.2 million in the third quarter of 1998 from $12.4 million for the third quarter of 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes, Other Income, and Net Income. Net interest expense increased to $24.5 million for the third quarter of 1998 from $12.1 million in the third quarter of 1997 primarily due to additional borrowings incurred under refinancings, and to a lesser extent higher rates of interest associated with the new fixed rate instruments as opposed to the interest on the credit facility which was on a variable basis. Other income consists primarily of the gain realized from the redemption of certain warrants.

      Income tax benefit was $2.2 million in the third quarter of 1998 representing utilization of the net operating losses carried back against previous earnings. The income tax benefit was $0.8 million in the third quarter of 1997 based on earnings representing a combination of a provision for the Predecessors earnings and a tax credit for the utilization of a carryback for Price.

      Net loss for the third quarter of 1998 was $18.9 million compared to a break even for the third quarter of 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense, the $15.0 million write-off (net of taxes) of deferred finance costs and the premium on early extinguishment of debt recorded as an extraordinary item partially offset by other income.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenue. Service revenues totaled $135.0 million for the first nine months of 1998, a slight increase from $134.1 million for the same period in 1997. The increase is primarily attributable to an increase in the average number of subscribers to 336,763 in the first nine months of 1998 from 270,335 in 1997 after adjusting for the sale of the Fort Myers and GA-1 markets. Offsetting this increase is the loss of service revenues of the cellular telephone systems sold in the Ft. Myers Sale and the Georgia Sale which totaled $22.1 million for the first nine months of 1997.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $9.2 million for the first nine months of 1998 compared to $7.6 million for the first nine months of 1997. The increase is primarily due to a 35.0% increase in gross subscriber activations for the period in 1998 compared to 1997(adjusted for the sale of the two markets). As a percentage of revenue, equipment sales and installation revenue increased to 6.4% in the first nine months of 1998 from 5.4% for the same period in 1997.

      Operating Expenses. Engineering and technical expenses decreased slightly to $11.3 million for the first nine months of 1998 from $11.5 million in the first nine months of 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.8% from 8.0% for the comparable nine month periods in 1998 and 1997, respectively. Engineering and technical expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.4 million for the first nine months of 1997.

      Other direct costs of service decreased to $10.7 million for the first nine months of 1998 from $11.8 million for the same period in 1997. reflecting the decrease in interconnection costs as a result of the Company's renegotiation of interconnection agreements with the local exchange carriers in most of the Company's markets. As a percentage of revenue, these costs of service declined to 7.4% from 8.0%, reflecting improved interconnection agreements , as well as efficiencies gained from the growing subscriber base. Other direct costs of service attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $3.1 million for the first nine months of 1997.

      The cost of equipment increased 8.0% to $17.4 million for the nine moth period ending September 30, 1998 from $16.1 million for the same period in 1997, primarily as a result of an increase in gross subscriber activations for the same period. Equipment sales resulted in losses of $8.2 million in 1998 versus $8.5 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. Cost of equipment attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.9 million for the comparable period in 1997.

      Selling, general and administrative expenses decreased 1.0% to $42.3 million for the first nine months of 1998 from $42.7 million for the same period in 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 23.5% to $14.7 million for the first nine months of 1998 from $11.9 million for the same period in 1997. This increase is primarily due to the 35.0% increase in gross subscriber activations and the costs to acquire them, including advertising and commissions. As a percentage of total revenue, sales and marketing costs increased to 10.2% for the first nine months of 1998 compared to 8.4% for the same period in 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $420 for the first nine months of 1998 from $510 for the first nine months of 1997. This decrease in cost to add a net subscriber was caused primarily by decreased losses from the Company's sales of cellular telephones. Sales and marketing expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the same period in 1997.

      General and administrative expenditures decreased 30.3% to $18.3 million for the first nine months of 1998 from $21.9 million for the comparable period in 1997, due primarily to expense savings and reorganization efforts. General and administrative expenses decreased as a percentage of revenue to 12.6% in the first nine months of 1998 from 15.4% for the same period in 1997. As the Company continues to add more subscribers and generates associated revenue, general and administrative expenses should decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors. General and administrative expenses attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $1.2 million for the nine month period in 1997.

      Depreciation and amortization increased 31.5% to $33.8 million for the first nine months of 1998 from $25.7 million for the same period in 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to the Company. As a percentage of revenue, depreciation and amortization increased to 23.4% for the first nine months of 1998 compared to 18.1% for the first nine months of 1997. Depreciation and amortization attributable to the cellular telephone systems sold in the Ft. Myers Sale and Georgia Sale totaled $2.3 million for the period in 1997.

      Operating income decreased 15.6% to $28.6 million for the first nine months half of 1998 from $33.9 million for the same period in 1997. This decrease in operating results is attributable primarily to the increase in depreciation and amortization expense.

      Net Interest Expense, Income Taxes, Other Income and Net Income. Net interest expense increased to $60.5 million for the nine month period ending September 30, 1998 from $28.3 million for the first nine months of 1997 primarily due to additional borrowings incurred as a result of the recent merger and some rate increases. Other income consists principally of gains realized on the sale of securities and the redemption of warrants.

      Income tax benefit was $6.9 million for the first nine months of 1998 representing utilization of the net operating losses carried back against previous earnings. Income tax expense was $3.7 million in the first nine months of 1997 principally based on earnings.

      Net loss for the first nine months of 1998 was $32.9 million compared to net income of $4.4 million for the comparable period in 1997. The decrease in net income is primarily attributable to increases in interest expense, depreciation and amortization expense and the $20.9 million net write-off of deferred finance costs and the premium associated with the early extinguishment of debt (both net of taxes) recorded as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions, and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and to a lesser extent, operating cash flow. The Company has significant cash on hand of approximately $221 million at September 30, 1998 primarily as a result of the excess funds raised in August and June 1998 from the new borrowings. Although this excess cash can be used for working capital needs, there are certain covenants that restrict its use for acquisitions and capital improvements.

      In August 1998, the Company redeemed all of its outstanding 13 1/2% Senior Secured Discount Notes due 2007 at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, the Company was required to pay a premium of approximately 20% of the outstanding balance or approximately $18.2 million. The Company financed the redemption out of the net proceeds of a new offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008. Cash interest begins to accrue on the notes on February 15, 2003.

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

      In August 1997, Holdings issued 153,400 units, consisting of Notes and Warrants, in exchange for $80 million. The Notes accreted at a rate of 13 1/2% compounded semi-annually to an aggregate principal amount of approximately $153.4 million by August 1, 2002. These notes were redeemed in August 1998 (see above).

YEAR 2000 IMPACT

      The Company has studied the impact of the year 2000 on its operational and financial systems and has developed estimates of costs of implementing changes or upgrades where necessary. Preliminary estimates indicate that these costs will be less than $2 million. However, the Company is unable to predict all of the implications of the year 2000 issue as it relates to its suppliers and other entities. It is anticipated that a substantial portion of the costs will be incurred in the next two years and will be expensed as incurred.

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit
          Number                              Description
          ------                              -----------

            27                          Financial Data Schedule

      (b) Reports on Form 8-K

          None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PRICE COMMUNICATIONS CORPORATION


Date: November 12, 1998      By: /s/ Robert Price
                                ------------------------------------------
                                Robert Price
                                Director, President and Treasurer


Date: November 12, 1998      By: /s/ Kim Pressman
                                ------------------------------------------
                                Kim I. Pressman
                                Executive Vice President & Chief
                                Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                          Description
------                          -----------

 27                       Financial Data Schedule