Form 10-K
period 1998-12-31
PRICE COMMUNICATIONS CORP
filed 1999-03-19
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

                               ------------------
(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
       For the fiscal year ended December 31, 1998 or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
       For the transition period from        to

                         Commission file number 1-8309.

                               ------------------

                        Price Communications Corporation
             (Exact name of registrant as specified in its charter)

          New York                                    13-2991700
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                   Identification Number)

                               ------------------

       45 Rockefeller Plaza,                             10020
        New York, New York                             (Zip code)
(Address of principal executive offices)

                               ------------------

       Registrant's telephone number, including area code (212) 757-5600

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                        -------------------
Common Stock, par value $.01 per share            American Stock Exchange
                                                   Boston Stock Exchange
                                                  Chicago Stock Exchange
                                                  Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |_|

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

      Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the American Stock Exchange ("AMEX") on March 2, 1999 ($10.25 as reported in the Wall Street Journal): approximately
162.0 million.

The number of shares outstanding of the Company's common stock as of March 2, 1999 was 27,096,846

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement to be filed by the registrant in connection with its 1999 Meeting of Shareholders.

================================================================================

                                     PART I

Item 1. Business

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

      The Company is currently engaged through PCW in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1998, the Company provided cellular telephone service to 381,977 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

      The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance, and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers and to implement new technologies as soon as economically practicable. Through its participation in the North American Cellular Network ("NACN"), the Company is able to offer seven-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico served by other NACN participants. By marketing its products and services under the CELLULARONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

Markets and Systems

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of December 31, 1998, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage, the Net Pops and the date of initial operation of such system by Palmer or a predecessor operator.

                                      Estimated
Service area                        population(1)      Percentage     Net pops
------------                        -------------      ----------     --------
Albany, GA .....................       117,984            86.5%        102,056
Augusta, GA ....................       440,864           100.0         440,864
Columbus, GA ...................       250,845            85.2         213,720
Macon, GA ......................       318,227            99.2         315,681
Savannah, GA ...................       288,736            98.5         284,405
Georgia-6 RSA ..................       203,899            96.3         196,355
Georgia-7 RSA ..................       135,121           100.0         135,121
Georgia-8 RSA ..................       157,912           100.0         157,912
Georgia-9 RSA ..................       118,111           100.0         118,111
Georgia-10 RSA .................       151,827           100.0         151,827
Georgia-12 RSA .................       215,935           100.0         215,935
Georgia-13 RSA .................       148,361            86.5         128,332
Dothan, AL .....................       133,618            94.6         126,403
Montgomery, AL .................       320,687            92.8         297,598
Alabama-8, RSA .................       173,677           100.0         173,677
                                     -----------                   -----------
     Subtotal ..................     3,175,804                       3,057,997
                                     -----------                   -----------
Panama City, FL ................       149,953            78.4         117,563
                                     -----------                   -----------
     Total .....................     3,325,757                       3,175,560
                                     -----------                   -----------

(1) Based on population estimates for 1998 from the DLJ 1998 Winter Book.

Georgia/Alabama

      In 1988, Palmer acquired controlling interests in the licenses to operate cellular telephone systems in the four MSAs (Montgomery and Dothan, Alabama and Columbus and Albany, Georgia) that make up the core of its Georgia/Alabama cluster. The Company continued to increase its presence in this market by acquiring additional cellular service areas in 1989 (Macon, Georgia MSA), 1992 (Georgia-9 RSA), 1993 (Alabama-8 RSA), 1994 (Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA and Georgia-12 RSA), 1995 (Savannah, Georgia MSA and Augusta, Georgia MSA) and 1996 (Georgia-1 RSA and Georgia-6 RSA). The Augusta, Georgia MSA includes Aiken County in South Carolina. In the aggregate, these markets now cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land during the last several years, there has been an influx of new manufacturing plants in this market. As of December 31, 1998 the Company utilized 223 cell sites in this cluster.

Panama City

      The Company acquired control of the non-wireline cellular license for the Panama City, Florida market in 1991. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 1998, the Company utilized 13 cell sites in this market.

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

      Aggressive, Direct Marketing. The Company employs a two-tier direct sales force. A retail sales force handles walk-in traffic at the Company's 37 retail outlets and a targeted sales staff solicits certain industry and government subscribers. The Company's management believes that its internal sales force is more likely than independent agents to successfully select and screen new subscribers and select pricing plans that realistically match subscriber means and needs.

      Flexible, Value-Oriented Pricing Plans. The Company provides a range of pricing plans, each of which includes a monthly access fee and a bundle of "free" minutes. Additional home rate minutes are charged at rates dependent on the customer's usage plan and time of day. In addition, the Company offers wide area home rate roaming in the Company's systems and low flat rate roaming in a six state region in the Southeastern United States.

      The Company believes that its bundled minute offerings will encourage greater customer usage. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e.; they can increase their cellular phone usage without seeing large corresponding increases in their cellular bill.

      Continually Adopting State of the Art System Design. The Company's network allows the delivery of full personal communication services ("PCS") functionality to its digital cellular customers, including primarily caller ID, short message paging and extended battery life. The Company's network provides for "seamless handoff" between digital cellular and PCS operators that, like the Company, employ TDMA (Time Division Multiple Access) technology, one of three industry standards and the one employed by AT&T, SBC and others; i.e. the Company's customers may leave the Company's service area and enter an area serviced by a PCS provider using TDMA technology without noticing the difference and vice versa. The Company has a favorable agreement with AT&T with respect to PCS roaming and expects that other PCS operators may choose, like AT&T, to concentrate PCS buildout in urban centers rather than the more rural areas in which the Company concentrates.

      Focusing on Customer Service. Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluations, customer evaluations, account adjustments and rate plan changes. To ensure high-quality service, Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum satisfaction level in order to continue using the Cellular One service mark. The Company has repeatedly ranked number one in customer satisfaction among all Cellular One operators (#l MSA in its category in 1998,1997, 1996, 1995, 1993, and 1992; #1 RSA in its category in 1995).

The Acquisition

      On May 23, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). On October 6, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and director stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, the Company assumed all outstanding indebtedness of Palmer of approximately $378.0 million ("Palmer Existing Indebtedness"), making the aggregate purchase price for Palmer (including transaction fees and expenses) approximately $880.0 million. The Company refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

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

      On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. (the "Georgia Sale Agreement") which provided for the sale by PCW, for $25.0 million, of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 and generated proceeds to the Company of $24.2 million. A portion of the proceeds from the Georgia Sale was used to retire a portion of the debt used to fund the acquisition of Palmer. The Merger, the Fort Myers Sale, and the GA-1 Sale are collectively referred to as the "Acquisition."

      In order to fund the Acquisition and pay related fees and expenses, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "11 3/4% PCW Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million (the "Credit Facility"). On October 6, 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans.

      The Acquisition was also funded in part through a $44.0 million equity contribution from the Company (the "PCC Equity Contribution") which was in the form of cash and common stock of the Company. An additional amount of the purchase price for the Acquisition was raised out of the proceeds from the issuance and sale for $80.0 million of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 of Holdings (the "13 1/2% Holdings Notes") and warrants (the "Warrants") to purchase shares of Common Stock of the Company, par value $.01 per share (the "PCC Shares").

Refinancing

      In June 1998, PCW issued $525.0 million of 9 1/8% Senior Secured Notes (the "91/8% Notes") due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9 1/8% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The proceeds of these notes were used principally to replace the then existing Credit Facility.

      In August 1998, Holdings redeemed all of the outstanding 13 1/2% Holdings Notes. The notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. The redemption was financed out of the proceeds of a new $200.0 million Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008. The notes are exchangeable, at the Exchange Price, in the event the daily high price of the Company's shares equals or exceeds 115% of the Exchange Price for 10 out of 15 consecutive trading days. The current Exchange Price, after giving effect to stock splits, is $16.00 per share.

Certain Considerations

      In addition to the other matters described herein, holders of PCC's Common Stock should carefully consider the following risk factors.

      Leverage and Liquidity. The Company is highly leveraged which could limit significantly its ability to make acquisitions, withstand competitive pressures or adverse economic conditions, obtain necessary financing or take advantage of business opportunities that may arise.

      The Company at year-end had approximately $205.0 million in cash or cash equivalents. Its ability to borrow additional funds is limited by the covenants contained in the three debt instruments. The Company's cash interest requirement is approximately $68.5 million for the year ending December 31, 1999. The Company expects to generate sufficient cash flow to meet its liquidity needs for the next 12 months. The Company intends to use working capital for general corporate purposes and funding of capital expenditures and if the Company's tax planning strategy is unsuccessful, the financing for the tax payment which may be due with respect to the Fort Myers Sale and Georgia Sale which liability should be partially offset by losses generated by the Company in the period subsequent to the Acquisition. See "Notes to Consolidated Financial Statements. In addition, the Company intends to pursue opportunities to acquire additional cellular telephone systems which, if successful, will possibly require the Company to obtain additional equity or debt financing to fund such acquisitions. There can be no assurances as to the availability or terms of any such financing or that the terms of the Senior Subordinated Notes, the Senior Secured Notes or the Senior Exchangeable Payable-in-Kind Notes will not restrict or prohibit any such debt financing.

      The Company's ability to meet its debt service requirements will require significant and sustained growth in the Company's cash flow. In addition, the Company expects to fund its growth strategy with cash from operations. There can be no assurance that the Company will be successful in improving its cash flow by a sufficient magnitude or in a timely manner or in raising additional equity or debt financing to enable the Company to meet its debt service requirements or to sustain its growth strategy.

      Limitations on Access to Cash Flow of Subsidiaries. The Company does not have, and may not in the future have, any significant assets other than the common stock of its subsidiaries, all but $16.8 million of the cash and cash equivalents reflected on the Consolidated Balance Sheets are held by the Company's subsidiaries. The currently in place financing instruments to which the Company and its subsidiaries are or may in the future be a party and in the future may impose substantial restrictions on the ability of the Company's subsidiaries to pay dividends to the Company. Any payment of dividends to the Company is subject to the satisfaction of certain financial conditions set forth in the current financing documents as well as restrictions under applicable state corporation law. Under these financing documents, the Company's subsidiaries are currently prohibited for the foreseeable future from dividending an aggregate of more than $15.0 million to the Company. The Company has not in the past paid any dividends to its common shareholders and does not expect to pay any dividends to common shareholders in the foreseeable future. The ability of the Company and its subsidiaries to comply with the conditions of its financial obligations may be affected by events that are beyond the control of the Company. The breach of any such conditions could result in a default under the financing agreements and in the event of any such default, the lenders under the current financing instruments could elect to accelerate the maturity of the loans under such facility or such other indebtedness. In the event of such acceleration, all such outstanding debt would be required to be paid in full before any cash could be distributed to the Company. There can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay all outstanding indebtedness or meet other financial obligations.

      Net Losses. For the years ended December 31, 1998 and 1997, the Company incurred net losses of approximately $41.6 million and $8.9 million, respectively. The Company expects to incur net losses for several years. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Competition. Although current policies of the FCC authorize only two licensees to operate cellular telephone systems in each cellular market, there is, and the Company expects there will continue to be, competition from various wireless technology licensees authorized to serve each market in which the Company operates, as well as from resellers of cellular service. Competition for subscribers between the two cellular licensees in each market is based principally upon the services and enhancements offered, the technical quality of the cellular telephone system, customer service, system coverage and capacity and price. The Company competes with a wireline licensee in each of its cellular markets, some of which are larger and have access to more substantial capital resources than the Company.

      The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR") systems and paging services and to a limited extent, satellite systems for mobile communications. The Company also faces limited competition from and may in the future face increased competition from PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS may be capable of offering, and PCS operators claim they will offer, additional services not offered by cellular providers. There can be no assurances that the Company will be able to provide nor that it will choose to pursue, depending on the economics thereof, such services and features. The FCC has also completed or announced plans for auctions in wireless services such as narrowband PCS, local multipoint multichannel distribution service ("LMDS"), interactive video distribution service ("IVDS"), wireless communication service ("WCS") and general wireless communication service ("GWCS") spectrum. Some of this spectrum might be used for services competitive in some manner with cellular service. The Company cannot predict the effect of these proceedings and auctions on the Company's business. However the Company currently believes that traditional tested cellular is economically proven unlike many of these other technologies and therefore does not intend to pursue such other technologies.

      Although the Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest, there can be no assurance that one or more of the technologies currently utilized by the Company in its business will not become obsolete at some time in the future. See "Business of the Company--Competition."

      Potential for Regulatory Changes and Need for Regulatory Approvals. The FCC regulates the licensing, construction, operation, acquisition, assignment and transfer of cellular telephone systems, as well as the number of licensees permitted in each market. Changes in the regulation of cellular activities could have a material adverse effect on the Company's operations. In addition, all cellular licenses in the United States are granted for an initial term of up to 10 years and are subject to renewal. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2000
(two); 2001 (four); 2002 (two); 2006 (one); 2007 (four) and 2008 (three). While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a renewal expectancy in favor of licensees that have complied with their regulatory obligations during the relevant license period, there can be no assurance that all of the Company's licenses will be renewed in due course. In the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. The non-renewal of licenses could have a material adverse effect on the Company's results of operations. See "Business of the Company--Regulation."

      Fluctuations in Market Value of License. A substantial portion of the Company's assets consists of its interests in cellular licenses. The assignment of interests in such licenses is subject to prior FCC approval and may also be subject to contractual restrictions, future competition and the relative supply and demand for radio spectrum. The future value of the Company's interests in its cellular licenses will depend significantly upon the success of the Company's business. While there is a current market for the Company's licenses, such market may not exist in the future or the values obtainable may be significantly lower than at present. As a consequence, in the event of the liquidation or sale of the Company's assets, there can be no assurance that the proceeds would be sufficient to pay the Company's obligations and a significant reduction in the value of the licenses could require a charge to the Company's results of operations.

      Reliance on Use of Third Party Service Mark. The Company currently uses the registered service mark CELLULARONE to market its services. The Company's use of this is and has historically been governed by five-year contracts between the Company and Cellular One Group, the owner of the service mark, for each of the markets in which the Company operates. See "--Description of Cellular One Agreements." Such contracts currently in effect are expiring at different times through December 1, 2001. If for some reason beyond the Company's control, the name CELLULARONE were to suffer diminished marketing appeal, the Company's ability both to attract new subscribers and to retain existing subscribers could be materially affected. AT&T Wireless Services, Inc., which has been the single largest user of the CELLULARONE service mark, has significantly reduced its use of the service mark as a primary service mark as has Centennial Cellular. There can be no assurance that such reduction in use by any of such parties will not have an adverse effect on the marketing appeal of the brand name.

      Dependence on Key Personnel. The Company's affairs are managed by a small number of key management and operating personnel, the loss of whom could have an adverse impact on the Company. The success of the Company's operations and expansion strategy depends on its ability to retain and to expand its staff of qualified personnel in the future.

      Radio Frequency Emission Concerns. Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones may be linked to certain types of cancer. In addition, recently a limited number of lawsuits have been brought, not involving the Company, alleging a connection between cellular telephone use and certain types of cancer. Concerns over RF emissions and interference may have the effect of discouraging the use of cellular telephones, which could have an adverse effect upon the Company's business. As required by the Telecom Act, in August 1996, the FCC adopted new guidelines and methods for evaluating RF emissions from radio equipment, including cellular telephones. While the new guidelines impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently marketed and in use comply with the new standards.

      The Company carries $2.0 million in General Liability insurance and $25.0 million in umbrella liability coverage. This insurance would cover (subject to coverage limits) any liability suits with respect to human exposure to radio frequency emissions.

      Potential Antitakeover Effect of Class A Preferred Stock. Although the Board of Directors and Compensation Committee of the Company believe that the provisions of the Company's Series A Preferred Stock provide the Company's President and Chief Executive Officer with incentive to maximize shareholder value by providing such officer with significant profit upon the consummation of various business combination transactions providing the holders of the Common Stock with a payment per share (or upon the Common Stock trading at such prices for certain periods) significantly in excess of the market price of the Company's Common Stock at the time such Preferred Stock was issued, the Series A Preferred Stock may be viewed as having the potential effect of discouraging a bidder's proposal to acquire control of or merge with the Company in that such Preferred Stock would increase the cost to a bidder of certain of such transactions. In addition, the votes cast by such shares of Preferred Stock and the President's Common Stock holdings together (a total of approximately 10.9 million votes including 3.6 million attributable to the preferred stock, or 35.6% of the total votes cast by all outstanding shares of Common Stock and Preferred Stock as of March 2, 1999) would make it more difficult for a bidder to elect directors or enact shareholder proposals opposed by management of the Company.

      Equipment Failure, Natural Disaster. Although the Company carries "business interruption" insurance, a major equipment failure or a natural disaster affecting any one of the Company's central switching offices or certain of its cell sites could have a significant adverse effect on the Company's operations.

Operations

General

      The Company is currently engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1998, the Company provided cellular telephone service to 381,977 subscribers in Georgia, Alabama, Florida and South Carolina in a total of 16 licensed service areas composed of eight MSAs and eight RSAs with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories, including pagers, principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE. The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers. Through its participation in the North American Cellular Network ("NACN"), the Company is able to offer ten-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico serves by other NACN participants. By marketing its products and services under the CELLULARONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

      The following table sets forth information, at the dates indicated after giving effect to the Acquisition, regarding the Company's subscribers, penetration rate, cost to add a net subscriber, average monthly churn rate and average monthly service revenue per subscriber.

                                                                            Year ended December 31,
                                                                            -----------------------
                                                         1998           1997           1996           1995           1994
                                                         ----           ----           ----           ----           ----
Subscribers at end of period(1) .................       381,977        309,606        243,204        187,870         99,626
Penetration at end of period(2) .................         11.57%          9.40%          7.73%          6.61%          4.54%
Cost to add a net subscriber(3) .................   $       448    $       461    $       436    $       275    $       247
Average monthly churn(4) ........................          1.91%          1.88%          1.89%          1.51%          1.54%
Average monthly service revenue per subscriber(5)   $     51.67    $     52.06    $     52.20    $     56.68    $     60.02

----------

(1)   Each billable telephone number in service represents one subscriber.

(2) Determined by dividing the aggregate number of subscribers by the estimated population.

(3) Determined for the periods, by dividing (i) all costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period by (ii) the net subscribers added during such period.

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

Subscribers and System Usage

      The Company's subscribers have increased to 381,977 at December 31, 1998. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non-business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers thereby further enhancing revenues. In 1998, cellular telephone service revenues represented 93.6% of the Company's total revenues with equipment sales and installation representing the balance.

Marketing

      The Company's marketing strategy is designed to generate continued net subscriber growth by focusing on subscribers who are likely to generate lower than average deactivations and delinquent accounts, while simultaneously maintaining a low cost of adding net subscribers. Management has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of high penetration levels and minimum costs per net subscriber addition. The Company's sales staff has a two-tier structure. A retail sales force handles walk-in traffic, and a targeted sales staff solicits certain industry and government subscribers.

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

      The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 1998, the Company maintained 37 retail stores and 3 offices. Retail stores, which range in size up to 11,000 square feet, are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Eight of the newer and larger stores are promoted by the Company as "Superstores," seven of which are located in the Company's Georgia/Alabama service areas and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. In addition, to enhance convenience for its customers, the Company has begun to open smaller stores in locations such as shopping malls. The Company's stores provide subscriber-friendly retail environments-extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations-which make the sales process quick and easy for the subscriber.

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

Products and Services

      In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling, no answer and busy transfer. Several rate plans are presented to prospective subscribers so that they may choose the plan that will best fit their expected calling needs. Generally, these rate plans include a high user plan, a medium user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package that offers value to the subscriber while enhancing airtime use and revenues for the Company. In general, rate plans that include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness. As appropriate, revisions to pricing of service plans and equipment are made to meet the demands of the local marketplace. In addition, the Company has recently added Paging as an accessory to its offered services.

      The following table sets forth a breakdown of PCW's revenues after giving effect to the Fort Myers and Georgia Sales from the sale of its services and equipment for the periods indicated.

                                                              PCW                                    Predecessor (Palmer)
                                          --------------------------------------------      ----------------------------------------
                                                                                                For the Years Ended December 31,
                                                                                                --------------------------------
                                                        For the Period
                                            For the     October 1, 1997  For the Nine
                                           Year Ended       Through       Months Ended
                                          December 31,    December 31,   September 30,
                                              1998            1997            1997            1996            1995           1994
                                              ----            ----            ----            ----            ----           ----
                                                                                                         ($ in thousands)
Service Revenue:
 Access and usage (1) ..............        $140,024        $ 31,786        $ 89,339        $105,006        $ 61,607        $ 37,063
 Roaming(2) ........................          27,029           5,691          14,447          13,099          11,157           5,844
 Long distance(3) ..................          13,045           2,014           5,949           6,632           3,634           2,218
 Other(4) ..........................           4,554             891           2,061           2,596           2,585           2,745
                                            --------        --------        --------        --------        --------        --------
 Total service revenue .............         184,652          40,382         111,796         127,333          78,983          47,870
 Equipment sales and installation(5)          12,677           2,308           6,242           7,027           6,830           6,381
                                            --------        --------        --------        --------        --------        --------
   Total ...........................        $197,329        $ 42,690        $118,038        $134,360        $ 85,813        $ 54,251
                                            ========        ========        ========        ========        ========        ========

----------

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

      Reciprocal roaming agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. Roamers are charged usage fees, which are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company. In 1998, roaming revenues accounted for 14.6% of the Company's service revenues and 13.7% of the Company's total revenue. This level of roaming revenue is due in part to the fact that the Company's market in Panama City, Florida is a regional shopping and vacation destination and a number of the Company's cellular telephone systems in the Georgia and Alabama market are located along major interstate travel corridors.

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

      The Company is currently developing several new services, which it believes will provide additional revenue sources. Packet-switching technology will allow data to be transmitted much more quickly and efficiently than the current circuit-switching technology. Packet-switching uses the intervals between voice traffic on cellular channels to send packets of data instead of tying up dedicated cellular channels. The packets of information, which may be transmitted using several different channels, are subsequently reassembled and directed to the correct party at the receiving end. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services, including facsimile and electronic mail transmissions, point-of-sale credit authorizations, package tracking, remote meter reading, alarm monitoring and communications between laptop computer units and local area computer networks or other computer databases. During 1999, the Company intends to utilize minicells to supplement capacity requirements in heavily populated areas, such as downtown locales, shopping malls, business centers and other densely populated areas. These minicells are low-power, self-contained units that can be mounted on rooftops or small poles that will be able to support areas approximating one mile of densely populated areas.

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

      To ensure high-quality customer service, the Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum customer satisfaction level in order to be permitted to continue using the CELLULARONE service mark. In 1998, the Company was awarded the #1 MSA in CELLULARONE's National Customer Satisfaction Survey. The Company has held number one ranking in its category in six out of the last seven years. The Company believes it has achieved this first place ranking through effective implementation of its direct sales and customer service support strategy.

      The Company has implemented a software package to combat cellular telephone service fraud. This software system can detect counterfeit cellular telephones while they are being operated and enable the Company to terminate service to the fraudulent user of the counterfeit cellular telephone. The Company also helps protect itself from fraud with pre-call customer validation and subscriber profiles specifically designed to combat the fraudulent use of subscriber accounts.

Networks

      The Company strives to provide its subscribers with virtually seamless coverage throughout its cellular service market areas, thereby permitting subscribers to travel freely within this region and have their calls and custom calling features, such as voicemail, call waiting and call forwarding, follow them automatically without having to notify callers of their location or to rely on special access codes. The Company has been able to offer virtually seamless coverage by implementing a switch interconnection plan to mobile telephone switching offices ("MTSO") located in adjoining markets. The Company's equipment is built by NORTEL, formerly Northern Telecom, Inc. ("NTI"), and interconnection between MTSOs is achieved by using the IS-41, Rev.C, standard protocol.

      Through its participation in NACN since 1992 and other special networking arrangements, the Company has pursued its goal of offering seamless regional and national cellular service to its subscribers. NACN is the largest wireless telephone network system in the world-linking non-wireline cellular operators throughout the United States and Canada. Membership in NACN has aided the Company in integrating its cellular telephone systems within its region and has permitted the Company to offer cellular telephone service to its subscribers throughout a large portion of the United States, Canada, Mexico and Puerto Rico. NACN has provided the Company with a number of distinct advantages: (i) lower costs for roaming verification, (ii) increased roaming revenue, (iii) more efficient roaming service and (iv) integration of the Company's markets with over 4,600 cities in more than 40 states in the United States, Canada, Mexico and Puerto Rico.

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

      The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                                                 At December 31
                                                 --------------
                               1998       1997       1996       1995       1994
                                ---        ---        ---        ---        ---
Georgia/Alabama ........        223        207        181        121         70
Panama City, FL ........         13         12         11          9          7
                                ---        ---        ---        ---        ---
     Total .............        236        219        192        130         77
                                ===        ===        ===        ===        ===

      The Company constructed 17 cell sites in 1998 and plans to construct 30 additional cell sites with respect to its existing cellular systems during 1999 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone networks and further enhance the overall efficiency of the network. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

      Microwave networks enable the Company to connect switching equipment and cell sites without making use of local landline telephone carriers, thereby reducing or eliminating fees paid to landline carriers. During 1996, Palmer spent $1.0 million to build additional microwave connections. In addition, in 1996, Palmer spent $2.6 million to build a fiber optic network between Dothan, Alabama and Panama City, Florida. The installation of this network resulted in savings to the Company from a reduction in fees paid to telephone companies for landline charges, as well as giving the Company the ability to lease out a significant portion of capacity.


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

      The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. The widespread use of digital cellular telephones is likely to occur only over a substantial period of time and there can be no assurance that this technology will replace analog cellular telephones. In addition, since most of the Company's existing subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support and if necessary, increase the number of analog radio channels within the network for many years.

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

      On June 20, 1996, Palmer acquired the cellular telephone system of USCOC of Georgia RSA #1, Inc. ("USCOC") for an aggregate purchase price of $31.6 million including the cellular telephone system in the Georgia-1 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of northwest Georgia between Chattanooga and Atlanta.

      On July 5, 1996, two of Palmer's majority-owned subsidiaries acquired the cellular telephone system of Horizon Cellular Telephone Company of Spalding, L.P. ("Horizon") for an aggregate purchase price of $36.0 million including the cellular telephone system in the Georgia-6 RSA. The cellular telephone system in the acquired RSA serves a geographic territory of west central Georgia adjacent to Palmer's Macon and Columbus, Georgia MSAs.

      On January 31, 1997, a majority-owned subsidiary of Palmer acquired the cellular telephone system serving the Georgia-13 RSA from Mobile Communications Systems L.P. for a total purchase price of $31.5 million, which serves a geographic territory of southwest Georgia adjacent to Palmer's Albany, Georgia and Dothan, Alabama MSAs.

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

                  Market                   Wireline Competitor
                  ------                   -------------------
     Albany, GA.........................   ALLTEL
     Augusta, GA........................   ALLTEL
     Columbus, GA.......................   Public Service Cellular
     Macon, GA..........................   BellSouth
     Savannah, GA.......................   ALLTEL
     Georgia-6 RSA......................   BellSouth
     Georgia-7 RSA......................   ALLTEL and BellSouth(1)
     Georgia-8 RSA......................   ALLTEL
     Georgia-9 RSA......................   ALLTEL and Public Service Cellular(1)
     Georgia-10 RSA.....................   ALLTEL
     Georgia-12 RSA.....................   ALLTEL
     Georgia-13 RSA.....................   ALLTEL
     Dothan, AL.........................   BellSouth (2)
     Montgomery, AL.....................   ALLTEL
     Alabama-8 RSA......................   Intercel (3)
     Panama City, FL....................   ALLTEL
----------

(1) The purchasers of the authorization have subdivided the wireline service area into two service areas for the RSA.

(2)   Under contract to be acquired by ALLTEL.

(3)   Under contract to be acquired by Public Service Cellular.

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

      The FCC allocated 120 MHz of spectrum for licensed broadband PCS. The allocations for licensed PCS services are split into six blocks of frequencies--blocks "A" and "B" being two 30 MHz allocations for each of the 51 Major Trading Areas

("MTAs") throughout the United States; block "C" being one 30 MHz allocation in each of 493 Basic Trading Areas ("BTAs") in the United States; and blocks "D," "E" and "F" being three 10 MHz allocations in each of the BTAs. The FCC has concluded the initial auction of all broadband PCS frequency blocks, although a limited number of PCS licenses are from time to time reauctioned due to a failure of the initial auction winner to complete the required payments for the licenses.

      The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, SMR, and ESMR systems and paging services.

      In addition, the FCC has licensed operators to provide mobile satellite service in which transmissions from mobile units to satellites would augment or replace transmissions to land-based stations. Although such a system is designed primarily to serve remote areas and is subject to transmission delays inherent in satellite communications, a mobile satellite system could augment or replace communications with segments of land- based cellular systems. Based on current technologies, however, satellite transmission services are not expected to be competitively priced with cellular telephone services.

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

Service Marks

      CELLULARONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULARONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 1998, the Company paid $290,000 in licensing and advertising fees under these agreements. See "Risk Factors--Reliance on Use of Third-Party Service Mark."

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

      Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2000 (two); 2001 (four); 2002
(two); 2006 (one); 2007 (four) and 2008 (three). The FCC has issued a decision confirming that current licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits renewal expectancy. The Company believes that the licenses it controls will continue to be renewed in a timely manner. However, in the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. A non-renewal of all licenses that are currently pending would have a material adverse effect on the Company's results of operations.

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

      The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which more than 20% of the capital stock is owned directly or beneficially by aliens. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have more than 25% of its capital stock owned directly or beneficially by aliens, in each case, if the FCC finds that the public interest would be served by such prohibitions. These limitations have been relaxed with regard to certain foreign investors pursuant to a World Trade Organization treaty and FCC actions implementing the treaty. Failure to comply with these requirements may result in the FCC issuing an order to the Company requiring divestiture of alien ownership to bring the Company into compliance with the Communications Act. In addition, fines or a denial of renewal, or revocation of the license are possible.

      From time to time, federal and state legislators may propose legislation, which could potentially affect the Company, either beneficially or adversely. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecom Act") was signed into law, revising the Communications Act to eliminate unnecessary regulation and to increase competition among providers of communications services. The Company cannot predict the future impact of this or other legislation on its operations.

      The major provisions of the Telecom Act potentially affecting the Company are as follows:

      Interconnection. The Telecom Act required state public utilities commissions and the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers ("LEC") for interconnection services.

      On August 8, 1996, the FCC released its First Report and Order in the matter of Implementation of the Local Competition Provisions in the Telecommunications Act of 1996 ("FCC Order") establishing the rules for the costing and provisioning of interconnection services and the offering of unbundled network elements by incumbent local exchange carriers. The FCC Order established procedures for the Company's renegotiations of interconnection agreements with the incumbent local exchange carrier in each of the Company's markets. LECs and state regulators filed appeals of the FCC Order, which were consolidated in the US Court of Appeals for the Eighth Circuit. The Court rejected most of the rules promulgated in the FCC Order. However, on further appeal, the United States Supreme Court reversed most of the Court's actions and remanded the case to the Court and the FCC for further consideration. Pending further court action, much of the FCC Order will take effect.

      The Company has renegotiated certain interconnection agreements with LECs in most of the Company's markets. These negotiations have resulted in a substantial decrease in interconnection expenses incurred by the Company.

      Facilities siting for personal wireless services. The siting and construction of cellular transmitter towers, antennas and equipment shelters are often subject to state or local zoning, land use and other regulation. Such regulation may require zoning, environmental and building permit approvals or other state or local certification.

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

      Environmental effect of radio frequency emissions. The Telecom Act provides that state and local authorities cannot regulate personal wireless facilities based on the environmental effects of radio frequency emissions if those facilities comply with the federal standard.

      Universal service. The Telecom Act also provides that all communications carriers providing interstate communications services, including cellular carriers, must contribute to the federal universal service support mechanisms established by the FCC. The FCC also provided that any cellular carrier is potentially eligible to receive universal service support. The universal service support fund will support telephone service in high-cost and low-income areas and support access to telecommunications facilities by schools, libraries and rural health care facilities. States will also be implementing requirements that carriers contribute universal service funding from intrastate telecommunications revenues. The Company has revised its customer billing to reflect additional costs related to these universal service fund requirements. There can be no guarantee that the Company will be able to continue to pass the costs of the fund requirements on to its subscribers in the future.

      The FCC has eliminated its cellular-PCS cross ownership rule, but retained a spectrum cap on aggregation of CMRS spectrum. A cellular licensee and its affiliates may not hold an attributable interest in more than 45 MHz of licensed cellular, broadband PCS and SMRS in a particular geographic area.

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service.

Certain Terms

      Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served with each person in the market area referred to as a "Pop." The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 1998 population of an MSA or RSA, as derived from the 1998 Donaldson, Lufkin & Jenrette Market Information Service. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system. The term "CTIA" means the Cellular Telecommunications Industry Association.

Employees

      At December 31, 1998, the Company had approximately 572 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

Item 2. Properties

      For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 1998, the Company had approximately 35 leases for retail stores used in conjunction with its operations and 4 leases for administrative offices. The Company also had approximately 142 leases to accommodate cell transmitters and antennas as of December 31, 1998.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable


Item 5. Market for Company's Common Stock and related Stockholder Matters

      (a) Market for Common Stock

      The Company's Common Stock is listed for trading on the American Stock Exchange ("AMEX") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the AMEX as adjusted to reflect its December 1997, April 1998 (2 in April), and January 1999 5 for 4 stock splits and the August 1998 2 for 1 stock split for each of the four quarters of 1998 and 1997, as reported by the AMEX was:

                                     1999              1998             1997
                                     ----              ----             ----
     Quarter                    High      Low     High      Low     High    Low
     -------                    ----      ---     ----      ---     ----    ---
First (through March 2) .....  $12.90   $ 9.75   $ 4.21   $ 2.08  $ 2.05  $ 1.72
Second ......................                      6.30     4.13    1.98    1.29
Third .......................                      8.00     5.60    1.89    1.51
Fourth ......................                     10.35     4.90    2.28    1.63

      The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B".

      (b) Holders

      On March 2, 1999, there were approximately 400 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 1,700 persons.

      (c) Dividends

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

                     Consolidated Operating Statement Items

                                                                                                Company
                                                                      -------------------------------------------------------------
                                                                                          Year ended December 31,
                                                                      -------------------------------------------------------------
                                                                         1998         1997         1996         1995         1994
                                                                      ---------    ---------    ---------    ---------    ---------
Total Revenue .....................................................   $ 197,329    $  43,713    $   2,962    $  29,155    $  24,039
Engineering, Technical and Other Direct Expenses ..................      30,022        5,978           --           --           --
Cost of Equipment .................................................      23,710        5,259           --           --           --
Media Operating Expenses ..........................................          --           --        2,233       16,685       14,962
Selling, General and Administrative Expenses ......................      59,193       16,750        2,373        2,687        4,475
Depreciation and Amortization .....................................      43,625       11,107          467        3,919        3,958
                                                                      ---------    ---------    ---------    ---------    ---------
Operating Income (Loss) ...........................................      40,779        4,619       (2,111)       5,864          644
Other Income (Expense):
     Interest, net ................................................     (76,926)     (20,063)       4,367       (2,099)        (813)
     Other, net ...................................................      15,279        1,400       92,995        7,114       16,245
                                                                      ---------    ---------    ---------    ---------    ---------
          Total Other Income (Expense) ............................     (61,647)     (18,663)      97,362        5,015       15,432
Minority Interest .................................................      (2,178)        (414)          --           --           --
Extraordinary Item -Loss on early extinguishment of debt (net
   of tax benefit of $15,893) .....................................     (27,061)          --           --           --           --
Income Tax Benefit (Expense) ......................................       8,523        5,509      (24,584)          47       (1,652)
                                                                      ---------    ---------    ---------    ---------    ---------
Net Income (Loss) .................................................   $ (41,584)   $  (8,949)   $  70,667    $  11,126    $  14,424
                                                                      =========    =========    =========    =========    =========
Per Share Amounts (1):
Basic (Loss) Earning  Per Share ...................................   ($   1.49)   $    (.29)   $    1.54    $     .23    $    0.24
Diluted (Loss) Earning  Per Share .................................   ($   1.49)   $    (.29)   $    1.53    $     .22    $    0.24

(1) Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in January 1999, April 1998, April 1998, December 1997 and April 1995 and to reflect the 2 for 1 stock split in August 1998. All per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See notes to consolidated financial statements.

                        Consolidated Balance Sheet Items

                                                                                   As of December 31,
                                                  ----------------------------------------------------------------------------------
                                                      1998              1997              1996              1995              1994
                                                  ----------        ----------        ----------        ----------        ----------
Total Current Assets .....................        $  239,242        $   79,949        $  114,809        $   10,047        $    9,093
Total Assets .............................         1,287,652         1,173,608           115,888            95,985            90,852
Total Current Liabilities (2) ............            48,482            55,603             7,109            36,309             9,076
Long-Term Debt ...........................           909,432           690,300                --                --            21,310
Shareholders' Equity .....................             4,379            60,926           108,779            40,876            39,079

----------

(2) Includes in 1995 $28.0 million of a note payable to Bank of Montreal which was repaid upon the sale of three television stations on February 2, 1996.

                                                             PCW                                 Predecessor
                                                      ------------------------------------------------------------------------------
                                                                  For the
                                                                  Period
                                                               May 29, 1997   For the Nine
                                                                  Through     Months Ended
                                                                December 31,  September 30,
                                                      1998          1997          1997         1996(3)      1995(2)        1994(1)
                                                      ----          ----          ----         ------       -------        -------
                                                               ($ In Thousands, Except Percentages and Subscriber Data)
Consolidated statement of operations data:
Revenue:
Service ........................................   $ 184,652     $  41,365      $ 134,123     $ 151,119     $  96,686     $  61,021
   Equipment sales and installation ............      12,677         2,348          7,613         8,624         8,220         7,958
                                                   ---------     ---------      ---------     ---------     ---------     ---------
     Total revenue .............................     197,329        43,713        141,736       159,743       104,906        68,979
                                                   ---------     ---------      ---------     ---------     ---------     ---------
   Engineering, technical and other
     direct expenses ...........................      30,022         5,978         23,301        28,717        18,184        12,776
   Cost of equipment ...........................      23,710         5,259         16,112        17,944        14,146        11,546
   Selling, general administrative expenses ....      55,002        12,805         41,014        46,892        30,990        19,757
   Depreciation and amortization ...............      43,569        11,055         25,498        25,013        15,004         9,817
                                                   ---------     ---------      ---------     ---------     ---------     ---------
   Operating income ............................      45,026         8,616         35,811        41,177        26,582        15,083
                                                   ---------     ---------      ---------     ---------     ---------     ---------
   Other income (expense):
     Interest, net .............................     (77,510)      (22,198)       (24,467)      (31,462)      (21,213)      (12,715)
     Other, net ................................         (19)           15            208          (429)         (687)          (70)
                                                   ---------     ---------      ---------     ---------     ---------     ---------
       Total other expenses ....................     (77,529)      (22,183)       (24,259)      (31,891)      (21,900)      (12,785)
                                                   ---------     ---------      ---------     ---------     ---------     ---------
   Minority interest share of (income) .........      (2,178)         (414)        (1,310)       (1,880)       (1,078)         (636)
       Income tax benefit (expense) ............      12,831         5,129         (4,153)       (2,724)       (2,650)            0
                                                   ---------     ---------      ---------     ---------     ---------     ---------
       Net income (loss) before
           extraordinary item ..................   $ (21,850)    $  (8,852)     $   6,089     $   4,682     $     954     $   1,662
                                                   =========     =========      =========     =========     =========     =========

Other Data:
Capital expenditures ...........................   $  14,725     $  14,499      $  40,757     $  41,445     $  36,564     $  22,541
Operating income before depreciation and
     Amortization ("EBITDA")(4) ................   $  88,595     $  19,671      $  61,309     $  66,190     $  41,586     $  24,900
EBITDA margin on service revenue ...............        48.0%         47.6%          45.7%         43.8%         43.0%         40.8%
Net cash provided by (used in):
   Operating activities ........................   $  15,571     $  11,313      $  38,791     $  30,130     $  27,660     $   7,238
   Investing activities ........................     (12,725)     (321,030)       (73,759)     (110,610)     (196,610)     (116,850)
   Financing activities ........................      78,365       337,643         36,851        78,742       169,554       110,940
Penetration(5) .................................       11.60%         9.40%          8.60%         7.45%         6.41%         4.58%
Subscribers at the end of period(6) ............     381,977       309,606        337,345       279,816       211,985       117,224
Cost to add a net subscriber(7) ................   $     448     $     370      $     514     $     407     $     276     $     247
Average monthly service revenue
     per Subscriber (8) ........................   $   51.67     $   50.59      $   53.99     $   52.20     $   56.68     $   60.02
Average monthly churn(9) .......................        1.91%         1.84%          1.89%         1.84%         1.55%         1.55%
Ratio of earnings to fixed charges (10) ........         N/A           N/A           1.45x         1.28x         1.21x         1.17x

----------

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. References to the Company also include its predecessor, Palmer.

      Results for the Predecessor for the year ended December 31, 1996 are based solely on the historical operations of the Predecessor prior to the Merger. The discussion for 1997 is based upon the results of the Predecessor through September 30, 1997 and the results of the Company from May 29, 1997 to December 31, 1997. The comparison for the year ended December 31, 1998 versus December 31, 1997 is for the full twelve-month periods and combines the results of the predecessor with the results for the Company in 1997. The audited financial statements of the company do not include such combined financial statements, as this would not be in conformity with GAAP.

Overview

      PCW, a wholly-owned subsidiary of Holdings, a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly-owned subsidiary of PCC, was incorporated on May 29, 1997 in connection with the purchase of Palmer.

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378.0 million. As a result, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880.0 million. PCW refinanced all of the Palmer Existing Indebtedness concurrently with the consummation of the Merger.

      PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million (the "Fort Myers Sale"). In October 1997, the Fort Myers Sale was consummated and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

      On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. which provided for the sale by PCW for $25.0 million of substantially all of the assets of the non- wireline cellular telephone system serving the Georgia-1-Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 for $24.2 million. The proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Georgia Sale.

      In order to fund the Acquisition and pay related fees and expenses, in July 1997, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of

$200.0 million. In October 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans.

      The acquisition of Palmer was also funded in part through a $44.0 million equity contribution from the Company. An additional amount of approximately $76.0 million was raised out of the proceeds from the issuance and sale by Holdings for $80.0 million of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 and warrants to purchase shares of common stock of the PCC.

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of December 31, 1998, the Company provided cellular telephone service to 381,977 subscribers in Alabama, Florida and Georgia in a total of 16 licensed service areas, composed of eight MSA's and eight RSA's, with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

      As stated above, the Fort Myers and GA-1 markets were sold during the latter part of 1997 thereby making operating results for PCW for the year ended December 31, 1998 versus the year ended December 31, 1997 not comparable. The following highlights compare the operations of PCW for the years ended December 31, 1998 and 1997 after adjusting 1997 for the results of these markets:

                                                        Years Ended December 31,
                                                        ------------------------
                                                            ($ in thousands)
                                                            ----------------
                                                           1998          1997
                                                           ----          ----
Service revenue (in thousands) ...................       $184,652      $152,178
Operating cash flow ("EBITDA") ...................         88,595        70,033
EBITDA % (% of service revenue) ..................           48.0%         46.0%
Subscriber growth ................................         72,385        55,632
Average monthly revenue per sub ..................       $  51.67      $  52.06
Average monthly operating costs per sub ..........       $  23.17      $  24.67
Local minutes of use (in thousands) ..............        768,707       506,097

Results of Operations

      The following table sets forth for PCW, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                                                   PCW                          Predecessor
                                                                         ------------------------               -----------
                                                                                      For the Period       For the
                                                                         For the       May 29, 1997      Nine Months      For the
                                                                       Year Ended         Through           Ended        Year Ended
                                                                       December 31,     December 31,    September 30,   December 31,
                                                                           1998             1997             1997           1996
                                                                          ------           ------           ------         ------
Revenue:
     Service ...................................................            93.6%            94.6%            94.6%          94.6%
     Installation ..............................................             6.4              5.4              5.4            5.4
                                                                          ------           ------           ------         ------
Total revenue ..................................................           100.0            100.0            100.0          100.0
                                                                          ------           ------           ------         ------
Operating Expenses:
     Engineering, technical and other direct:
        Engineering and technical(1) ...........................             7.3              7.2              8.0            7.9
        Other direct costs of services(2) ......................             8.0              6.5              8.4           10.1
     Cost of equipment(3) ......................................            12.0             12.0             11.4           11.2
     Selling, general and administrative:
        Selling and marketing(4) ...............................             9.9              8.9              8.4            8.6
        Customer service(5) ....................................             6.3              6.2              6.3            5.9
        General and administrative(6) ..........................            11.6             14.2             14.2           14.9
     Depreciation and amortization .............................            22.1             25.3             18.0           15.7
                                                                          ------           ------           ------         ------
Total Operating Expenses .......................................            77.2             80.3             74.7           74.3
                                                                          ------           ------           ------         ------
Operating Income ...............................................            22.8%            19.7%            25.3%          25.7%
Operating Income Before Depreciation And
   Amortization(7) .............................................            44.9%            45.0%            43.3%          41.4%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.

(3) Consists primarily of the costs of the cellular telephones and accessories sold, sales and marketing personnel, employee and agent commissions.

(4) Consists primarily of salaries and benefits of advertising and promotional expenses.

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

Year ended December 31, 1998 compared to Year ended December 31, 1997

      The results of operations for the Company for the year ended December 31, 1998 are not comparable to the results of the prior year principally due to the fact that 1998 includes a full year of operations for the Acquisition, a full year of interest to fund the Acquisition and certain extraordinary items net of tax benefits, resulting from the refinancing in the current year. Included in other income for the current year are the gains realized from the sale of common stock and warrants of PriCellular Corporation (the total of which amounted to $
15.2 million). For the year ended December 31, 1998 the Company recorded a net loss of $41.6 million principally because of the extraordinary item of $27.1 million related to the early extinguishment of debt and the additional interest expense for the full year. Basic and diluted earnings per share for 1998 were a loss of $1.49 compared to a loss of $0.29 for 1997.

Year ended December 31, 1997 compared to Year ended December 31, 1996

      The Company's revenues, operating expenses and interest expense for the year ended December 31, 1997 are not comparable to the year ended December 31, 1996 due to the Merger between PCC, PCW and Palmer which took place on October 6, 1997, the issuance of the 11 3/4% Senior Subordinated Notes by PCW in July, 1997, the debt incurred by PCW under the syndicated loan facility and the issuance by Holdings of the 13 1/2% Senior Secured Discount Notes in August 1997. During the first quarter of the year ended December 31, 1996, the Company sold its four network affiliated television stations. The Company's revenue and operating expenses for 1996 represent the results of those television stations through their respective dates of sale. During 1996, the Company recognized a $95.0 million pretax gain on the sale of the television stations, which is included in other income (expense) and recorded tax expense related primarily to the gain of approximately $25.6 million. The Company recorded net income of $70.7 million in 1996 or $7.45 per share. For 1997, the Company recorded a net loss of $8.9 million, primarily as a result of the increased depreciation and amortization charges related to the assets acquired in the Merger, and interest expense of $24.4 million for the year incurred to complete the Merger as described above. Basic and diluted earnings per share for 1997 were a loss of $0.29 after adjustment for stock splits through January 1999.

Results of Operations of Price Communications Wireless, Inc. and Subsidiaries compared to Palmer Wireless, Inc. and Subsidiaries (Predecessor)

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company's indirectly wholly owned subsidiary. This discussion should be read in conjunction with Price Communications Wireless, Inc.'s Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and Notes thereto of Palmer Wireless, Inc. and Subsidiaries (the "Predecessor") included as a supplement to this report. References to the Company where appropriate also include its subsidiaries, PCW, Holdings and the Predecessor.

      Results for the Predecessor for the year ended December 31, 1996 and the nine months ended September 30, 1997 are based solely on the historical operations of the Predecessor prior to the Merger. The discussion for 1997 is based on the combination of results of the Predecessor through September 30, 1997 and the results of PCW for the period May 29, 1997 through December 31, 1997. As a result, the combined information has not been prepared in accordance with generally accepted accounting principles. The 1998 and 1997 results do not include operations at the parent company level of PCC.

Price Communications Wireless and Predecessor Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

      Revenue. Service revenues totaled $184.7 million for 1998, an increase of 5.2% over $175.5 million for 1997. The increase is primarily attributable to a 24.5% increase in the average number of subscribers to 345,490 for 1998 versus 277,487 for 1997 after adjusting for the sale of the Fort Myers and GA-1 markets. Substantially offsetting this increase is the loss of service revenue of the cellular telephone systems resulting from the sale of Fort Myers and GA-1, which approximated $21.1 million. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts. In addition to the subscriber base growth, service revenues also increased because of a significant increase in the minutes of use for the Company's subscribers.

      Average monthly revenue per subscriber decreased 2.5% to $44.54 for 1998 from $45.70 for 1997, which excluded incollect revenue. This modest decrease is due to a common trend in the cellular telephone industry, where on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets. The decrease however is below the industry average.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $12.7 million for 1998 from $10.0 million for 1997. As a percentage of total cellular revenue, equipment sales and installation revenue increased to at 6.4% of service revenue from 5.4% for 1997, reflecting the increased recurring revenue base as well as the ability to obtain increased prices for our cellular equipment sold to customers.

      Operating Expenses. Engineering and technical expenses decreased slightly by 2.1% to $14.3 million for 1997 from $14.6 million in 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.3 % of total revenue from 7.9% for 1997. This reflects the increased costs associated with increased minutes of usage by our subscribers offset by the expenses associated with the markets sold which approximated $1.3 million.

      Other direct costs of services increased to $15.7 million in 1998 from $14.7 million in 1997. As a percentage of revenue, other direct costs of service was basically flat increasing from 7.9% in 1997 to 8.0% in 1998, reflecting the increase in minutes of usage by our customers as they roam in other markets. Other direct costs of service related to the Fort Myers and GA-1 markets approximated $3.0 million.

      The cost of equipment increased 10.7% to $23.7 million for 1998 from $21.4 million for 1997, due primarily to the increase in gross subscriber activations. Equipment sales resulted in losses of $11.0 million in 1998 versus $11.4 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. The Company was able to reduce its losses by obtaining better prices from its customers as well as obtaining better prices from our suppliers.

      Selling, general and administrative expenses increased a modest 2.2% to $55.0 million in 1998 from $53.8 million in 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 23.4% to $19.5 million for 1998 from $15.8 million for 1997. This increase is primarily due to an 8.0% increase in gross subscriber activations (excluding prepaids) and the costs to acquire them and higher advertising costs in response to market competition. As the level of penetration increases, the sales and marketing costs associated with acquiring additional subscribers increases. As a percentage of total revenue, sales and marketing costs increased to 9.9% for 1998 compared to 8.5% for 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $448 for 1997 from $469 for 1997. Sales and marketing expenses associated with the Fort Myers and GA-1 markets approximated $1.2 million.

      Customer service costs increased 6.8% to $12.5 million for 1998 from $11.7 million for 1997. As a percentage of revenue, customer service costs amounted to 6.3% for 1998 and for 1997. The increase in actual dollars was due primarily to an increase in license and maintenance costs for the Company's billing systems due to the increase in the number of subscribers that receive invoices on a monthly basis, partially offset by the expenses incurred for the Fort Myers and GA-1 markets which approximated $1.1 million in 1997.

      General and administrative expenditures decreased 12.5% to $23.0 million for 1998 from $26.3 million for 1997. General and administrative expenses decreased as a percentage of total revenue to 11.7% in 1998 from 14.2% in 1997. Payroll and its related fringe benefits were the largest line items that reflected a decrease. General and administrative expenses attributable to the cellular telephone systems sold in Fort Myers and GA-1 amounted to $1.8 million in 1997. The Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should continue to decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

      Depreciation and amortization increased 19.1% to $43.6 million for 1998 from $36.6 million for 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to PCW in October 1997. As a percentage of revenue, depreciation and amortization increased to 22.1% for 1998 from 19.7% compared to 1997.

      Operating income increased 1.4% to $45.0 million in 1998, from $44.4 million for 1997. This improvement in operating results is primarily due to increases in revenue and on cost containment. The actual improvement in operating income was negatively effected by the increase in the non-cash charges for depreciation and amortization, which exceeded the 1997 amount, by approximately $7.0 million.

      Net interest expense increased to $77.5 million in 1998 from $46.7 million in 1997 primarily because of the additional borrowings incurred as a result of the acquisition and the inclusion of interest for the debt associated with Holdings.

      The income tax benefit for 1998 amounted to $12.8 million representing the reduction of the accrued tax liability associated with the sale of the Ft. Meyers and GA-1 properties, which was established as the result of purchase accounting. The income tax benefit for 1997 approximately $1.0 million based on the loss for the year.

      The net loss for the year ended December 31, 1998 was $47.2 million compared to $2.8 million for the year ended December 31, 1997. The increased net loss is a result of the additional interest expense, increased depreciation and amortization expense and 25.3 million of extraordinary items (net of tax benefit). These items are comprised of the write-off of deferred finance charges and the premium associated with the early retirement of the Holdings notes and interest paid for the early termination of the interest rate swap contracts

Price Communications Wireless and Predecessor
Year ended December 31, 1997 compared to Year ended December 31, 1996

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

      Average monthly revenue per subscriber decreased 10.5% to $45.70 for 1997 from $52.20 for 1996. This is due to a common trend in the cellular telephone industry, where on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets.

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

      Other direct costs of services declined to $14.7 million for 1997 from $16.1 million in 1996. As a percentage of revenue, other direct costs of service decreased to 7.9% in 1997 from 10.1% in 1996, reflecting the decrease in interconnection costs as a result of the Company's renegotiations of interconnection agreements with the local exchange carriers ("LECs") in most of the Company's markets, offset somewhat by more competitive roaming rates for Company's customer roaming in adjacent areas.

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

      Operating income increased 7.9% to $44.4 million in 1997, from $41.2 million for 1996. This improvement in operating results is attributable primarily to increases in revenue, which exceeded increases in operating expenses.

      Net interest expense increased 48.3% to $46.7 million for 1997 from $31.5 million for 1996 primarily due to rate increases and additional borrowings incurred as a result of the recent acquisition of Palmer.

      Income tax benefit was $976,000 in 1997 compared to income tax expense of $2.7 million in 1996.

      Net loss for 1997 was $6.8 million compared to net income in 1996 of $4.7 million. The loss was due to increased interest and amortization incurred as a result of the Merger.

Liquidity and Capital Resources

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, long-term debt, and to a lesser extent, operating cash flow.

      In 1998, the Company spent approximately $14.7 million for capital expenditures. The Company expects to spend approximately $16 million for capital expenditures for the year ended December 31, 1999. The Company expects to use net cash provided by operating activities to fund such capital expenditures.

      In July 1997, PCW issued $175.0 million of $11.75% Senior Subordinated Notes due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. Such Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

      In June 1998, PCW issued $525.0 million of 9.125% Senior Secured Notes due June 15, 2002 with interest payable semi-annually commencing December 5, 1998. These notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. These notes replaced the existing credit facility.

      In August 1997, in connection with the Acquisition, Holdings issued 153,400 units consisting of Holdings' Notes and Warrants of PCC, in exchange for $80.0 million. The Notes accrete at a rate of 13.5% compounded semi-annually, to an aggregate principal amount of approximately $153.4 million by August 1, 2002. In August 1998, the notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. In addition, a premium of 20% of the outstanding indebtedness or approximately $18.2 million was also paid. The redemption was financed out of the net proceeds of a new Holdings offering of 11.25% Senior Payable-in-Kind notes due 2008. Interest is payable semi-annually in arrears on each February 15 and August 15. Cash interest will begin to accrue on the notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. Commencing February 15, 1999 the Company may elect to pay cash interest whereupon all future interest becomes cash pay and the interest rate will be reduced by 0.5%.

      Accounting Policies

      For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides cellular telephone service. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' share of income or losses in those markets are reflected in the consolidated financial statements as "minority interest share of (income) losses," except for losses in excess of their capital accounts and cash call provisions which are not eliminated in consolidation. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%) in each.

Year 2000 Impact

      The Company is in the process of reviewing the full impact that the Year 2000 could have on its operational and financial systems. The Company has chosen our current billing provider to coordinate the testing of all of the operating and financial systems that could affect the Company's operations. Several of these systems such as the point of sale system, the prepaid calling system, wide area network and local area network, and the general ledger system are currently integrated into the billing system.

      The Company's current billing vendor has committed to test the compliance of the above systems with the Year 2000 requirements by reviewing each system's upgrade releases which these third party providers maintain will make them Year 2000 compliant. Most of these system party providers deal with other cellular companies, which enables the Company to leverage the knowledge obtained from servicing other cellular and telecommunications companies. The Company anticipates that this will reduce the testing and validation time necessary for a comprehensive review.

      In addition to the testing of third party provider systems, the current billing provider will review their own internal operating systems to verify Year 2000 compliance. They will then test the integration of the updated Year 2000 versions with their upgraded version to ensure compliance.

      The Company, with the billing provider's guidance, has formulated its strategy after analyzing all systems that could have an effect on our operations and prioritizing the impact into high, medium, and low risk. The Company estimates that the total costs of these testing and upgrading procedures will be less than $2.0 million. However, the Company is unable to predict all of the implications of the Year 2000 issue as it relates to its suppliers and other entities. It is anticipated that the substantial portion of these costs will be incurred during 1999 and will be expensed when incurred.

      The Company has investigated the possibility of establishing a contingency plan in the event the above is not successful. Its dependence on a few key third party providers for most companies in the industry and therefore the lack of accessibility of alternative systems make a contingency plan impractical.

      Inflation

      The Company believes that inflation affects its business no more than it generally affects other similar businesses.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The Company utilizes fixed rate debt instruments to fund its acquisitions. Management believes that the use of fixed rate debt minimizes the Company's exposure to market conditions and the ensuing increases and decreases that could arise with variable rate financing. See notes to consolidated financial statements for description and terms of long term debt.

Item 8. Financial Statements and Supplementary Data

                  See Index to Financial Statements on page 41.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                    PART III

      The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 1999 Meeting of Shareholders.

                                    Item                                    Incorporated from
                                    ----                                    -----------------
ITEM 10.      Directors and Executive Officers of the          "Directors and Executive Officers"
              Company

ITEM 11.      Executive Compensation                           "Executive Compensation" and "Related
                                                               Transactions"

ITEM 12.      Security Ownership of Certain Beneficial         "Principal Shareholders" and "Security
              Owners and Management                            Ownership of Management"

ITEM 13.      Certain Relationships and Related Transactions   "Executive Compensation" and "Related
                                                                Transactions"

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

(b)   Reports on Form 8-K.

      None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

Auditor's  Report .........................................................................................................     F-1
Consolidated Balance Sheets at December 31, 1998 and 1997 .................................................................     F-2
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996 .......     F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 ................................     F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 ......................     F-5
Notes to Consolidated Financial Statements ................................................................................     F-6

                                        PALMER WIRELESS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED FINANCIAL STATEMENTS
Auditors' Reports .........................................................................................................     F-20
Consolidated Statements of Operations for the Nine Months Ended September 30, 1997 and for the
   Year Ended December 31, 1996 ...........................................................................................     F-22
Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 1997 and
   for the Year Ended December 31, 1996 ...................................................................................     F-23
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and for the Year
   Ended December 31, 1996 ................................................................................................     F-24
Notes to Consolidated Financial Statements ................................................................................     F-26
Price Communications Corporation and Subsidiaries Financial Statement Schedules
Schedule No
I. Condensed Financial Information of Registrant ..........................................................................     F-33
II. Valuation and Qualifying Accounts .....................................................................................     F-37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Price Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Price Communications Corporation (a New York Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /S/ ARTHUR ANDERSEN LLP

New York, New York
March 3, 1999

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                       ($ in thousands except share data)

                                                                                                              1998           1997
                                                                                                              ----           ----
Current assets:
  Cash and cash equivalents ..........................................................................    $   204,999     $   29,451
  Accounts receivable, net of allowance for doubtful accounts of $1,596 in 1998 and $818 in 1997 .....         20,509         15,951
  Receivables from other cellular carriers ...........................................................          2,282          3,902
    Available for sale securities ....................................................................          5,608         22,849
  Inventory ..........................................................................................          3,940          1,280
  Deferred income taxes ..............................................................................          1,383          5,402
  Prepaid expenses and other current assets ..........................................................            521          1,114
                                                                                                          -----------     ----------
    Total current assets .............................................................................        239,242         79,949
                                                                                                          -----------     ----------
Property and equipment:
  Land and improvements ..............................................................................          6,767          6,438
  Buildings and improvements .........................................................................          8,831          8,834
  Equipment, communication systems and furnishings ...................................................        153,673        140,381
                                                                                                          -----------     ----------
                                                                                                              169,271        155,653
  Less accumulated depreciation ......................................................................         24,376          4,389
                                                                                                          -----------     ----------
    Net property and equipment .......................................................................        144,895        151,264
Licenses, net of accumulated amortization of $29,117 in 1998 and $6,016 in 1997 ......................        876,952        918,488
Other intangible and other assets, less accumulated amortization of $1,671 in 1998 and $818 in 1997...         26,563         23,907
                                                                                                          -----------     ----------
    Total assets .....................................................................................    $ 1,287,652     $1,173,608
                                                                                                          ===========     ==========

Current liabilities:
  Current installments of long-term debt .............................................................    $        --     $    2,812
  Accounts payable and accrued expenses ..............................................................         13,168         14,477
  Accrued interest payable ...........................................................................         11,779         11,361
  Accrued salaries and employee benefits .............................................................          3,256          2,977
  Deferred revenue ...................................................................................          5,535          3,755
  Customer deposits ..................................................................................            921            602
  Deferred income taxes ..............................................................................          1,655          1,156
  Other current liabilities ..........................................................................         12,168         18,463
                                                                                                          -----------     ----------
    Total current liabilities ........................................................................         48,482         55,603
Long-term debt, excluding current installments .......................................................        909,432        690,300
Accrued income taxes long-term .......................................................................         25,434         50,491
Deferred income taxes ................................................................................        290,370        308,901
Commitments and contingencies
Minority interests in cellular licenses ..............................................................          9,530          7,352
Redeemable preferred stock, Series A, par value $.01 per share; 728,133 shares authorized and
outstanding ..........................................................................................             25             25
Redeemable preferred stock, Series B, par value $.01 per share; 364,066 shares authorized and
outstanding ..........................................................................................             --             10
Shareholders' equity:
  Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no
    shares outstanding................................................................................             --             --
  Common stock, par value $.01; authorized 60,000,000 shares; outstanding 27,111,751
    shares in 1998 and 6,994,435 shares in 1997 ......................................................            218             70
  Additional paid-in-capital .........................................................................         (5,869)         9,930
  Unrealized gain on marketable equity securities, net of tax effect .................................          2,836          2,148
  Retained earnings ..................................................................................          7,194         48,778
                                                                                                          -----------     ----------
    Total shareholders' equity .......................................................................          4,379         60,926
                                                                                                          -----------     ----------
    Total liabilities and shareholders' equity .......................................................    $ 1,287,652     $1,173,608
                                                                                                          ===========     ==========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     ($ in thousands, except per share data)

                                                                                     1998               1997               1996
                                                                                 ------------       ------------       ------------
Revenue:
     Cellular operations:
          Service .........................................................      $    184,652       $     41,365       $         --
          Equipment sales and installation ................................            12,677              2,348                 --
     Net media revenue ....................................................                --                 --              2,962
                                                                                 ------------       ------------       ------------
               Total revenue ..............................................           197,329             43,713              2,962
Operating expenses:
     Engineering, technical and other direct ..............................            30,022              5,978                 --
     Cost of equipment ....................................................            23,710              5,259                 --
     Media operating expenses .............................................                --                 --              2,233
     Selling, general and administrative ..................................            59,193             16,750              2,373
     Depreciation and amortization ........................................            43,625             11,107                467
                                                                                 ------------       ------------       ------------
               Total operating expenses ...................................           156,550             39,094              5,073
                                                                                 ------------       ------------       ------------
Operating income (loss) ...................................................            40,779              4,619             (2,111)
                                                                                 ------------       ------------       ------------
Other income (expense)
     Interest income ......................................................             6,194              4,378              4,583
     Interest expense .....................................................           (83,120)           (24,441)              (216)
                                                                                 ------------       ------------       ------------
          Interest expense, net ...........................................           (76,926)           (20,063)             4,367
     Other income .........................................................            15,279              1,400             92,995
                                                                                 ------------       ------------       ------------
               Total other income (expense) ...............................           (61,647)           (18,663)            97,362
                                                                                 ------------       ------------       ------------
Income (loss) before minority interest and income taxes ...................           (20,868)           (14,044)            95,251
Minority interest .........................................................            (2,178)              (414)                --
                                                                                 ------------       ------------       ------------
Income (loss) before income taxes .........................................           (23,046)           (14,458)            95,251
Income tax benefit (expense) ..............................................             8,523              5,509            (24,584)
                                                                                 ------------       ------------       ------------
Income (loss) before extraordinary item ...................................           (14,523)            (8,949)            70,667
Extraordinary item -loss on early extinguishment of debt (net of
  income tax benefit of $15,893) ..........................................           (27,061)                --                 --
                                                                                 ------------       ------------       ------------
Net income (loss) .........................................................      $    (41,584)      $     (8,949)      $     70,667
                                                                                 ------------       ------------       ------------
Other comprehensive income, net of tax
          Unrealized gains (losses) on available for sale securities ......             2,836                211              1,937
          Reclassification adjustment .....................................            (2,148)                --                 --
                                                                                 ------------       ------------       ------------

Comprehensive income (loss) ...............................................      $    (40,896)      $     (8,738)      $     72,604
                                                                                 ============       ============       ============
Per share data:
     Basic (loss) earnings per share ......................................      $      (1.49)      $       (.29)      $       1.54
     Weighted average shares outstanding ..................................        27,953,000         30,665,000         45,811,000
     Diluted (loss) earnings per share ....................................      $      (1.49)      $       (.29)      $       1.53
     Weighted average shares outstanding ..................................        27,953,000         30,665,000         46,328,000

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                ($ in thousands)

                                                                                             1998            1997            1996
                                                                                          ---------       ---------       ---------
Cash Flows From Operating Activities:
Net income (loss) ..................................................................      $ (41,584)      $  (8,949)      $  70,667
                                                                                          ---------       ---------       ---------
Adjustments to reconcile net income to net cash provided by (used in)
   Operating activities:
     Deprecation and amortization ..................................................         45,830          11,107             467
     Minority interest share of income .............................................          2,178             414              --
     Deferred income taxes .........................................................         (8,945)         (2,505)             --
     Interest deferred and added to long-term debt .................................          9,432           4,400              --
     (Gain) loss on sale of investments ............................................        (15,659)            791           1,794
     Extraordinary item ............................................................         42,954              --              --
     (Increase) decrease in accounts receivable ....................................         (4,558)            (70)          3,191
     (Increase) decrease in other current assets ...................................         (1,040)            936             392
     (Decrease) increase in accounts payable and accrued expenses ..................         (1,309)          1,602            (937)
     Increase (decrease) in accrued interest payable ...............................            418           9,394            (510)
     (Decrease) increase in other current liabilities ..............................         (2,217)         (8,153)             53
     Increase (decrease) in deferred revenue .......................................          1,780          (1,046)             --
     Gain on sale of properties, net ...............................................             --              --         (94,998)
     (Purchase) of trading securities, net .........................................             --              --          (4,601)
     (Decrease) in accrued income tax long-term ....................................        (15,843)         (2,675)             --
     Other .........................................................................            929           1,205             334
                                                                                          ---------       ---------       ---------
          Total adjustments ........................................................         53,950          15,400         (94,815)
                                                                                          ---------       ---------       ---------
          Net cash provided by (used in) operating activities ......................         12,366           6,451         (24,148)
                                                                                          ---------       ---------       ---------
Cash Flows From Investing Activities:
Capital expenditures ...............................................................        (14,725)        (14,515)           (137)
Acquisition of cellular operation ..................................................          2,000        (497,856)             --
Proceeds from sales of businesses and equipment ....................................             --         193,799         155,706
Purchase of available-for-sale securities and long-term investments ................        (10,401)         (2,010)        (16,570)
Proceeds from sale of available-for-sale securities and long-term investments ......         44,487           8,097              --
Other ..............................................................................             --             (92)             --
                                                                                          ---------       ---------       ---------
          Net cash provided by (used in) investing activities ......................         21,361        (312,577)        138,999
                                                                                          ---------       ---------       ---------
Cash Flows From Financing Activities:
Repayment of long-term debt ........................................................       (518,112)       (385,000)        (28,000)
Proceeds from long-term debt .......................................................        725,000         695,712              --
Costs associated with early extinguishment of debt .................................        (28,080)             --              --
Payment of debt issuance costs .....................................................        (20,185)        (19,412)             --
Paid in kind preferred stock dividends .............................................             --          (1,176)             --
Issuance of warrants ...............................................................             --           4,288              --
Issuance of preferred stock ........................................................             --              35              --
Issuance of common stock ...........................................................             --           6,047              --
Repurchase of paid in kind preferred stock .........................................             --         (28,225)             --
Repurchase of Company common stock .................................................        (17,412)        (20,241)         (5,103)
Exercise of stock options and warrants .............................................            610             192             402
                                                                                          ---------       ---------       ---------
          Net cash provided by (used in) financing activities ......................        141,821         252,220         (32,701)
                                                                                          ---------       ---------       ---------
          Net increase (decrease) in cash and cash equivalents .....................        175,548         (53,906)         82,150
Cash and Cash Equivalents, beginning of year .......................................         29,451          83,357           1,207
                                                                                          ---------       ---------       ---------
Cash and Cash Equivalents, end of year .............................................      $ 204,999       $  29,451       $  83,357
                                                                                          =========       =========       =========

          See accompanying notes to consolidated Financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       ($ and share amounts in thousands)

                                                                                                 Unrealized
                                                                                                    Gain
                                        Preferred Stock            Common Stock                 on Marketable
                                    -----------------------     -----------------                  Equity
                                    Number                      Number              Additional   Securities,
                                      of                          of                  Paid-in       Net of     Retained
                                    Shares            Value     Shares      Value     Capital     Tax Effect   Earnings       Total
                                    ------            -----     ------      -----     -------     ----------   --------       -----
Balance, December 31, 1995 ......       --         $    --      9,580      $   96     $16,935      $   --     $ 23,845     $ 40,876
  Net income ....................       --              --         --          --          --          --       70,667       70,667
  Net unrealized gain on
    marketable equity securities,
    net of tax effect ...........       --              --         --          --          --       1,937           --        1,937
  Purchase and retirement of
    Common stock ................       --              --       (644)         (7)     (5,096)         --           --       (5,103)
  Stock options exercised .......       --              --        103           1         401          --           --          402
                                    ------         -------     ------      ------     -------      ------      -------     --------
Balance, December 31, 1996 ......       --              --      9,039          90      12,240       1,937       94,512      108,779
  Net (loss) ....................       --              --         --          --          --          --       (8,949)      (8,949)
  Change in unrealized gain on
    Marketable equity securities,
    net of tax effect ...........       --              --         --          --          --         211           --          211
  Purchase and retirement of
    Common stock ................       --              --     (2,468)        (25)     (6,674)         --      (13,542)     (20,241)
  Exchange of preferred stock for
    Common stock ................    1,129          28,225     (2,292)        (23)     (6,140)                 (22,062)          0
  Purchase of preferred stock ...   (1,129)        (28,225)        --          --          --          --           --      (28,225)
  Dividends on preferred stock ..       --              --         --          --          --          --       (1,176)      (1,176)
  Stock options exercised .......       --              --        456           5         192          --           (5)         192
  Issuance of common stock ......       --              --        750           8       6,039          --           --        6,047
  Issuance of warrants ..........       --              --         --          --       4,288          --           --        4,288
  Exercise of warrants ..........       --              --         78           1          (1)         --           --           --
  Five-for-four stock split .....       --              --      1,431          14         (14)         --           --           --
                                    ------         -------     ------      ------     -------      ------      -------     --------
Balance, December 31, 1997 ......       --              --      6,994          70       9,930       2,148       48,778       60,926
   Net (loss) ...................       --              --         --          --          --          --      (41,584)     (41,584)
  Change in unrealized gain on
    Marketable equity securities,
    Net of tax effect ...........       --              --         --          --          --         688           --          688
Purchase and retirement of
    Common stock ................       --              --     (2,249)        (22)    (17,390)         --           --      (17,412)
Exchange of preferred stock for
    Common stock ................       --              --        411           4           6          --           --           10
  Stock options exercised .......       --              --        189           2         608          --           --          610
  Tax benefit of exercise of
    Stock options ...............       --              --         --          --         641          --           --          641
  Issuance of common stock for
    Payment of bonus ............       --              --         62           1         499          --           --          500
  Issuance of warrants ..........       --              --        626           6          (6)         --           --           --
  Stock splits ..................       --              --     21,079         157        (157)         --           --           --
                                    ------         -------     ------      ------     -------      ------      -------     --------
Balance, December 31, 1998 ......       --         $    --     27,112      $  218     $(5,869)     $2,836      $ 7,194     $  4,379
                                    ======         =======     ======      ======     =======      ======      =======     ========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Acquisition

      Price Communications Corporation ("Price" or the "Company") owns 100% of Price Communications Cellular, Inc., which owns 100% of Price Communications Cellular Holdings, Inc. ("Holdings"), which owns 100% of Price Communications Wireless, Inc. ("PCW"). In May 1997, Price and PCW entered into an Agreement and Plan of Merger (the "Merger Agreement") with Palmer Wireless, Inc. ("Palmer"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer, with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications, Wireless, Inc." Pursuant to the Merger Agreement, Price acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and director stock purchase plans for an aggregate price of approximately $486.4 million. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378.0 million. The aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880.0 million. PCW refinanced all of the Palmer existing indebtedness concurrently with the consummation of the Merger.

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

      Also in connection with the Merger, on October 21, 1997, Price and PCW entered into an Asset Purchase Agreement which provided for the sale by PCW of substantially all of the assets used in the operation of the non-wireline cellular telephone system serving the Georgia Whitfield Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The Georgia Sale was consummated on December 30, 1997 for $24.2 million. In January 1998, the proceeds from the Georgia Sale were used to retire a portion of the debt used to fund a portion of the Palmer acquisition. Accordingly, no gain or loss was recognized on the Georgia Sale.

      In order to fund the Merger and pay related fees and expenses, in July 1997, PCW issued $175.0 million aggregate principal amount of 11.75% Senior Subordinated Notes due 2007 and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving borrowings of $200.0 million. In October 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans. In August 1997, Holdings issued 153,400 units, consisting of notes and warrants of the Company, in exchange for $80.0 million. The remaining acquisition price of Palmer was funded through a $44.0 million equity contribution by the Company.

      The acquisition of Palmer was accounted for under the purchase method of accounting. Accordingly, the results of operations of PCW are included in the consolidated financial statements since the date of acquisition. The consolidated financial statements as of December 31, 1997 and from the acquisition date through December 31, 1997 reflected a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. Additional purchase liabilities recorded include approximately $6.5 million for severance and related costs and $6.0 million for costs associated with the shutdown of certain acquired facilities. The preliminary allocation of the purchase price resulted in licenses of approximately $924.5 million on the balance sheet, as of December 31, 1997, which are being amortized on a straight-line basis over a period of 40 years. During 1998, the purchase price allocation was finalized and approximately $2.3 million of unused purchase accounting reserves accrued in 1997 were reversed against the licenses. In addition, $2.0 million was received in 1998 from an escrow deposit made in 1997, which further reduced the value of the licenses in 1998.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      The following unaudited pro forma condensed consolidated financial information was prepared assuming (i) Palmer was acquired on January 1, 1996,
(ii) Palmer's acquisition of the Georgia--1 RSA on June 20, 1996, the Georgia--6 RSA on July 5, 1996 and the Georgia-13 RSA on January 31, 1997 occurred on January 1, 1996 and (iii) the Fort Myers Sale and Georgia Sale occurred on January 1, 1996.

      The pro forma results may change as purchase price allocations change. Pro forma information is presented for comparative purposes only and does not purport to be indicative of the results which could have been achieved had this acquisition occurred as of January 1, 1996, nor does it purport to be indicative of results that may be achieved in the future.

                                                              Unaudited
                                                              Pro Forma
                                                       Year Ended December 31,
                                                       -----------------------
                                                           ($ in thousands)
                                                           ----------------
                                                       1997               1996
                                                       ----               ----
     Total Revenue ........................         $ 161,468          $ 148,605
                                                    ---------          ---------
     Income (Loss) Before Income Taxes ....         $ (52,009)         $  40,722
                                                    ---------          ---------
     Net Income (Loss) ....................         $ (44,008)         $  21,772
                                                    ---------          ---------
     Basic earnings (loss) per share ......         $   (1.43)         $    0.48
                                                    ---------          ---------
     Diluted earnings (loss) per share ....         $   (1.43)         $    0.47
                                                    ---------          ---------

2. Operations

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

      Available for Sale Securities

      At December 31, 1998 and 1997, all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

      Subsequent to the acquisition of the licenses, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Other Intangible Assets

      Other intangible assets consist principally of deferred financing costs. These costs are being amortized by the straight-line method over the lives of the related debt agreements, which range from 5 to 10 years.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

      Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the total of net income (loss) and all other nonowner changes in a given period. Reclassification of prior year's financial statements is required.

      Per Share Data

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude the dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. All earnings per share amounts have been presented or restated to conform to the SFAS No. 128 requirements. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options and warrants.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

      Impact of new accounting pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

4. Dispositions

      On February 2, 1996, the Company sold substantially all of the assets, except cash and accounts receivable, together with certain liabilities, of its three NBC affiliated television stations, for approximately $40.7 million in cash. The Company recognized a pre-tax gain of approximately $29.4 million.

      On March 1, 1996, the Company sold substantially all of the assets except cash and accounts receivable, together with certain liabilities of WHTM-TV, its ABC affiliated television station serving the Harrisburg-Lancaster-Lebanon-York, Pennsylvania television market, for $115.0 million in cash. The Company recognized a pre-tax gain of approximately $65.6 million.

      The gains and losses on the dispositions outlined above have been included in other (income) expense, net on the Company's Consolidated Statements of Operations and Comprehensive Income.

5. Other Assets

      Included in other assets are investments in notes receivable, which include the following:

      During 1996, the Company loaned $1.0 million to the Hamilton Group LLC ("Hamilton") in the form of a Promissory Note bearing interest at the rate of 6% and payable on December 31, 1999. The maturity date is extendable at the Maker's option until December 31, 2001. A Director of the Company is a participant in Hamilton. During 1997, the Company set up a reserve for the full amount of this note.

      During 1994, in connection with the sale of Eimar Realty Corporation, the Company received a note from the buyer, TLM Corporation (a former subsidiary of the Company), in the amount of $540,000. The note bears interest at the rate of 5% per annum, payable quarterly, with principal payable on May 20, 1998. During the year ended December 31, 1998 the Company received the full proceeds of the note.

      In connection with the sale in 1987 of seven radio stations to Fairmont Communications Corporation ("Fairmont") for an aggregate sales price of $120.0 million, the Company loaned $50.0 million to Fairmont (the "Fairmont Notes") and acquired a 27% equity interest in Fairmont. The Fairmont Notes were issued in three series of 12.5% increasing rate subordinated notes due in 1992, extendible at Fairmont's option to 1994. Interest on the notes was payable quarterly in cash or additional notes at Fairmont's election.

      During 1992, Fairmont filed for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its equity interest in Fairmont and the Fairmont Notes.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      During 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Chapter 11 Plan of Reorganization (the "Fairmont Plan") for Fairmont and its subsidiaries. Essentially, the Fairmont Plan provided for the orderly liquidation of the assets of Fairmont and its subsidiaries, and the distribution of the proceeds derived therefrom according to the relative priorities of the parties asserting interests therein. In 1998, 1997 and 1996 the Company received net cash payments totaling approximately $225,000, $250,000 and $63,000 from the proceeds of the liquidation of Fairmont, respectively. This amount has been treated as income and included in other income (expense) on the Company's Consolidated Statements of Operations and Comprehensive Income.

6. Investment in Partially Owned Companies

      On December 21, 1995, the Company acquired warrants for $8.4 million to purchase approximately 1.8 million shares of PriCellular Corporation's ("PriCellular") Class B Common Stock. During 1996, the Company purchased 1,726,250 shares of PriCellular Class A Common Stock for approximately $13.1 million. During 1997, the Company sold 640,500 of these shares for approximately $5.5 million and recognized a gain of approximately $409,000. During 1998, PriCellular was sold to American Cellular Corporation. The Company's warrants and remaining Class A Common Stock were redeemed at $14.00 per share and in the case of the Warrants net of the exercise price of $5.42 per warrant. The gains on these transactions ($15.2 million) are included in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

      The President of the Company was a director and Chairman of PriCellular.

7. Other Current Liabilities

      Other current liabilities consist of:

                                                               December 31,
                                                               ------------
                                                             ($ in thousands)
                                                             ----------------
                                                            1998           1997
                                                            ----           ----
     Accrued telecommunication expenses ..........        $ 1,861        $ 2,176
     Accrued local taxes .........................          1,368          3,973
     Accrued severance payments ..................             --          6,155
     Accrued shutdown and consolidation costs
          of certain acquired facilities .........             --          3,818
     Miscellaneous accruals ......................          8,939          2.341
                                                          -------        -------
                                                          $12,168        $18,463
                                                          =======        =======

8. Long-Term Debt

      Long-term debt consists of the following:

                                                                                 December 31,
                                                                                 ------------
                                                                               ($ in thousands)
                                                                               ----------------
                                                                            1998               1997
                                                                            ----               ----
     Credit Agreement ............................................        $     --           $438,000
     11.75% Senior Subordinated Notes ............................         175,000(b)         175,000(b)
     13.5% Senior Secured Discount Notes .........................              --             80,112(c)
     9.125% Senior Secured Notes .................................         525,000(d)              --
     11.25% Senior Exchangeable Payable-in-Kind Notes ............         209,432(e)              --
                                                                          --------           --------
                                                                           909,432            693,112
     Less current installments ...................................              --              2,812
                                                                          --------           --------
     Long-term debt, excluding current installments ..............        $909,432           $690,300
                                                                          ========           ========

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a) In October 1997, PCW entered into a credit agreement ("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525.0 million. The Credit Agreement included a $325.0 million term loan facility and a $200.0 million revolving credit facility. The term loan facility was composed of tranche A loans of up to $100.0 million, which were to mature on September 30, 2005, and tranche B loans of up to $225.0 million, which were to mature on September 30, 2006. The revolving credit facility was to terminate on September 30, 2006. The Credit Agreement bore interest at the alternate base rate, as defined in the Credit Agreement, or at the reserve adjusted Euro-Dollar rate plus, in each case, applicable margins of (i) in the case of tranche A term loans and revolving loans (x) 2.5% for Euro-Dollar rate loans and (y) 1.5% for base rate loans and (ii) in the case of tranche B loans (x) 2.75% for Euro-Dollar rate loans and (y) 1.75% for base rate loans. As of December 31, 1997, the Credit Agreement was bearing interest at 8.5% for the tranche A loan and revolving credit facility and 8.7% for the tranche B loan. Holdings and all existing or future subsidiaries of PCW were guarantors of the Credit Agreement.

      The Credit Agreement also contained financial covenants which required PCW to maintain a minimum total debt service coverage test, a minimum EBITDA test, a minimum interest coverage test, a minimum fixed charge coverage test and a maximum leverage test.

(b) In July 1997, PCW issued $175.0 million of 11.75% Senior Subordinated Notes ("11.75% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11.75% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The fair market value of these notes approximated $166.3 million as of December 31, 1998.

(c) In August 1997, Holdings issued 153,400 units, consisting of notes and warrants to purchase approximately 2.6 million shares of the Company's $.01 par common stock (the "Warrants"), in exchange for $80.0 million. The notes accrete at a rate of 13.5%, compounded semi-annually, to an aggregate principal amount of $153.4 million by August 1, 2002. The notes are redeemable, under certain circumstances, at the option of the Company, in whole or in part, at any time after August 1, 1998 in cash at the redemption price as defined, plus accrued and unpaid interest, if any, thereon to the redemption date. The notes mature on August 1, 2007 and contain covenants that restrict payments of dividends, incurrence of debt and sale of assets. The Warrants have been assigned a value of approximately $4.3 million, which amount is accounted for as original issue discount, resulting in an effective interest rate of 14.13% per annum.

      The Company entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 1997, the Company had outstanding seven interest rate swap agreements and one interest rate cap agreement having a total notional value of $370.0 million. All interest rate swap contracts were liquidated as of December 31, 1998. Included as an extraordinary item is approximately $3.7 million (net of taxes) of additional interest relating to the liquidation of these contracts.

(d) In June 1998, the Company issued $525.0 million of 9.125% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9.125% notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. The net proceeds of the notes were used to retire the outstanding indebtedness under the credit facility. In addition, the unamortized deferred finance costs relating to the credit agreement were written off and accordingly, approximately $6.2 million is included as an extraordinary item in the Consolidated Statements of Operations and Comprehensive Income. The fair market value of these notes approximated $535.5 million as of December 31, 1998.

(e) In August 1998, the Company redeemed all of Holdings outstanding 13.5% Senior Secured Discount Notes due 2007 (the "13.5% Notes"). The 13.5% Notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the 13.5% Notes approximated $91.0 million. In addition, the Company was required to pay a premium of 20% of the outstanding balance or approximately $18.2 million. Included as an extraordinary item in the Consolidated Statements of Operations and Comprehensive Income is the premium, the write off of unamortized finance costs and additional interest relating to the carve out for accounting purposes of the value of the warrant. The total of these items approximated $24.5 million ($15.4 million after tax benefit).

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      The Company financed the redemption out of the proceeds of a new $200.0 million Holdings offering of 11.25% Senior Exchangeable Payable-in-Kind Notes ("the Payable-in-Kind Notes") due 2008. Cash interest will begin to accrue on the Payable-in-Kind Notes on February 15, 2003 whereupon the interest rate will be reduced by 0.5%. Commencing February 15, 1999 the Company may elect to pay cash interest whereupon all future interest becomes cash pay and the interest rate would be reduced by 0.5%. In the event the daily high price of the Company's shares equals or exceeds 115.0% of the Exchange Price for 10 out of 15 consecutive trading days, each outstanding note will be mandatorily exchanged on the fifth trading day immediately succeeding such 10th trading day (unless the Company elects on or prior to the second trading day immediately succeeding such 10th trading day to permanently terminate this mandatory provision) for shares of the Company's par value $.01 common stock. The current exchange price is $16 per share after giving effect to the 2 for 1 stock split in September 1998 and the 5 for 4 stock split in January 1999.

     The aggregate maturities of long-term debt are as follows:

                                                                     Amount
                                                                     ------
December 31,                                                    ($ in thousands)
------------                                                    ----------------
1999 to 2003 ......................................                $     --
Thereafter ........................................                 909,432
                                                                   --------
                                                                   $909,432
                                                                   ========

9. Extraordinary Item

      In June and August 1998, the Company and Holdings retired the outstanding indebtedness under its credit facility and the 13 1/2% Notes. The additional costs incurred to retire the credit facility and the 13 1/2% Notes, as well as the write off of deferred financing costs associated with these financings resulted in an extraordinary loss of $27.1 million net of a tax benefit of $14.9 million.

10. Income Taxes

      Provision (benefit) for income taxes is approximately:

                                                     Year Ended December 31,
                                                     -----------------------
                                                        ($ in thousands)
                                                        ----------------
                                                  1998        1997        1996
                                                --------    --------    --------
     Current:
          Federal ...........................   $    364    $ (2,406)   $ 13,673
          State and local ...................         58        (432)     10,219
                                                --------    --------    --------
                                                     422      (2,838)     23,892
                                                --------    --------    --------
     Deferred:
          Federal ...........................     (7,713)     (2,090)        692
          State and local ...................     (1,232)       (415)         --
                                                --------    --------    --------
                                                  (8,945)     (2,505)        692
     Adjustment to valuation reserve ........         --        (166)         --
                                                --------    --------    --------
     Tax provision (benefit) ................   $ (8,523)   $ (5,509)   $ 24,584
                                                ========    ========    ========

      For the years ended December 31, 1998, 1997 and 1996, the provision for income taxes differs from the amount computed by applying the federal income tax rate (34%) because of the following items:

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      ($ in thousands)
                                                                      ----------------
                                                                 1998        1997        1996
                                                               --------    --------    --------
     Tax at federal income tax rates .......................   $ (7,836)   $ (4,916)   $ 33,338
     State taxes, net of federal income tax benefit ........       (648)       (551)      7,487
     Non deductible interest expense .......................        234         155          --
     Benefits of utilization of operating loss carryforwards         --          --     (33,729)
     Basis difference and goodwill on sold properties ......         --          --      17,088
     Reversal of valuation reserve .........................         --        (166)         --
     Other .................................................       (273)        (31)        400
                                                               --------    --------    --------
                                                               $ (8,523)   $ (5,509)   $ 24,584
                                                               ========    ========    ========

      Deferred tax assets and liabilities and the principal temporary differences from which they arise are:

                                                                                         December 31,
                                                                                         ------------
                                                                                       ($ in thousands)
                                                                                       ----------------
                                                                                       1998         1997
                                                                                       ----         ----
     Deferred tax assets:
          Accounts receivable, principally due to allowance for doubtful accounts   $     591    $     327
          Inventory reserve .....................................................         133          144
          Deferred revenue ......................................................          --          400
          Non-deductible accruals ...............................................       4,149        6,495
          Net operating loss carryforwards ......................................      30,500        3,638
          Reserve on long-term investments ......................................          --          490
                                                                                    ---------    ---------
               Total ............................................................      35,373       11,494
     Less valuation allowance ...................................................     (30,500)      (3,560)
                                                                                    ---------    ---------
               Total deferred tax assets ........................................       4,873        7,934
                                                                                    ---------    ---------
     Deferred tax liabilities:
          Accumulated depreciation ..............................................      12,808        8,559
          Licenses ..............................................................     281,052      302,306
          Unrealized gain on marketable equity securities .......................       1,655        1,156
                                                                                    ---------    ---------
               Total deferred tax liabilities ...................................     295,515      312,021
                                                                                    ---------    ---------
     Net deferred tax liabilities ...............................................   $ 290,642    $ 304,087
                                                                                    =========    =========

      The net operating loss carryforwards applicable to the operations of the Company and its subsidiaries totaled approximately $82.4 million at December 31, 1998 and expire in amounts ranging from approximately $300,000 to $70.0 million through 2013. For these carryforwards, utilization is limited to the subsidiary that generated the carryforwards, unless the Company utilizes alternative tax planning strategies.

11. Other Income (Expense)

      Other income (expense) consists of the following:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                                ($ in thousands)
                                                                                ----------------
                                                                          1998        1997        1996
                                                                        --------    --------    --------
     Gains on sales of properties, net ..............................   $     --    $     --    $ 94,998
     Loss on write-down of long-term investments and notes receivable         --      (1,400)     (1,000)
     Realized gain (loss) on marketable securities, net .............     15,767         609        (794)
     Other, net .....................................................       (488)      2,191        (209)
                                                                        --------    --------    --------
                                                                        $ 15,279    $  1,400    $ 92,995
                                                                        ========    ========    ========

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12. Shareholders' Equity

      In October 1994, the Company declared a dividend distribution of one Common Share Purchase Right (a "Right") for each outstanding share of the Company's common stock. Until exercisable, the Rights will not be transferable apart from the common stock. When exercisable, each Right will entitle its holder to buy one share of the Company's common stock at an exercise price of $3.69 until October 17, 2004. The Rights will become exercisable only if a person or group acquires 20 percent of more of the Company's common stock. In the event the Company is acquired in a merger, each Right entitles the holder to purchase common stock of the surviving company having a market value of twice the exercise price of the Rights. The Rights may be redeemed by the Company at a nominal price prior to the acquisition of 20 percent of the outstanding shares of the Company's common stock.

      In March 1995, at the Company's Annual Meeting, the shareholders authorized the creation of 20 million shares of undesignated Preferred Stock for acquisitions and other purposes. In May 1997, approximately 1.1 million shares were issued to the President of the Company.

      The following represents the various stock splits authorized by the Company's Board of Directors including the approximate number of shares issued. In each case, the stated par value per share of $.01 was not changed.

                                    Holders of                                                   Number
Date Authorized                     Record Date                        Type                      of Shares
---------------                     -----------                        ----                      ---------
April 8, 1995                       March 27, 1995                     5 for 4                    2,000,000
December 4, 1997                    December 10, 1997                  5 for 4                    1,400,000
April 1, 1998                       March 19, 1998                     5 for 4                    1,815,000
April 30, 1998                      April 17, 1998                     5 for 4                    2,279,000
August 31, 1998                     August 17, 1998                    2 for 1                   11,561,000

      Subsequent to December 31, 1998, the Company's Board of Directors authorized a five for four stock spilt (see subsequent events note).

      All presentations of amounts per share have been restated for the above stock splits including the January 1999 stock split.

      In March 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 1.3 million shares of its common stock. In February 1997, an additional 3.0 million shares were authorized for repurchase. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. Approximately 2.5 million, 644,000 and 1.7 million shares were purchased and retired in 1997, 1996 and 1995, respectively, under these new authorizations and previous authorizations. During 1998 the Company's Board of Directors authorized the repurchase of an additional 2.5 million shares of its common stock. Approximately 2.1 million shares were repurchased at an average cost of $8.48 per share.

      In June 1997, the Company entered into a transaction with NatWest Capital Markets Limited ("NatWest"), whereby the Company issued to NatWest 1,129 units (the "PIK Units") of PIK Preferred Stock and warrants ("PIK Warrants") in exchange for 2.3 million shares of common stock held by NatWest. On October 6, 1997, the Company repurchased the PIK Units.

      In August 1997, in connection with the issuance, by a subsidiary of the Company, of the 13.5% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock (adjusted for all splits through January 1999) at an exercise price of less than $0.01 per share. The Warrants expire on August 1, 2007. As of December 31, 1998, approximately 2.0 million warrants remain unexercised.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

13. Redeemable Preferred Stock

      In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Robert Price, President of the Company, of approximately 728,000 shares of the Company's Series A Preferred Stock, in respect of which, in the event of (i) a merger of the Company, the sale or exchange of all or substantially all of the Company's assets or the occurrence of any other transaction or events as a result of which the holders of common stock receive at least $4.51 per share or (ii) the acquisition of more than 50% of the voting power of the securities of the Company then outstanding by any person, entity or group, provided the market value of the common stock of the Company at such time is at least $4.51 per share (the amount per share received by holders of common stock or the market price per share of common stock described above being referred to as the "Transaction Price"), Mr. Price would receive payments per each share of the Series A Preferred Stock which increase as the Transaction Price per share increases.

      Each share of Series A Preferred Stock is entitled to 4.9 votes per share and to receive dividends and liquidation distributions (other than in a transaction resulting in a payment as described above) at the rate of 4.9% of the dividends and liquidation distributions payable with respect to a share of common stock.

      The shares of Series A Preferred Stock will be repurchased by the Company upon Mr. Price's request, provided that the trading price of the Company's common stock during any 10 consecutive trading days prior to such request was at least $4.51 per share, for a purchase price equal to its then fair market value. The Company's repurchase obligation may be satisfied, at the option of the Company's Board of Directors, with common stock of the Company valued at its then trading price, provided that (i) the Company's total indebtedness at such time is at least $200.0 million and (ii) such transaction is a tax-free exchange to Mr. Price. The shares of Series A Preferred Stock will be repurchased by the Company in the event of Mr. Price's death or termination of employment prior to a transaction resulting in payment as aforesaid, under certain conditions. The Company estimates as of December 31, 1998, the value of the Series A Preferred Stock to be approximately $14.0 million, based upon a closing price on that date of $10.35 per share for the Company's common stock. Mr. Price has waived his right to receive such value in cash. common stock to be issued in exchange for the Series A Preferred Stock will vest over a ten-year period, or immediately upon a change of control or other events.

      In May 1997, the Company's Board of Directors and Compensation Committee authorized the issuance to Mr. Price of approximately 364,000 shares of the Company's Series B Preferred Stock. In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have redeemed by the Company such shares of Series B Preferred Stock. Accordingly, the Company issued 411,423 shares (the equivalent of 1,028,557 shares after giving effect to the Company's stock splits in August 1998 and January 1999) of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The common stock vests over a ten-year period or immediately upon a change of control or other events.

      Both the Series A Preferred Stock (for 1998 and 1997) and the Series B Preferred Stock (for 1997) have been shown outside of Shareholders' Equity as the redemption of these issues are outside the control of the Company.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

14. Stock Option Plan

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

      In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% in all years; risk free interest rate of 5.70%, 5.85%, and 5.8% in 1998, 1997 and 1996, respectively; and an expected life of 7 years for all years. Expected volatility was assumed to be 67.4%, 56.8%, and 43.7% in 1998, 1997 and 1996, respectively.

      A summary of plan transactions is presented in the table below:

                                                                                          Weighted
                                                                          Number of        Average        Weighted Average
                                                                           Shares       Exercise Price        Fair Value
                                                                           ------       --------------        ----------
     Outstanding at December 31, 1995.............................        4,025,928         $0.99
          Granted.................................................          107,423         $1.53               $.49
          Exercised...............................................         (501,300)        $0.44
          Canceled................................................         (190,888)        $1.15
                                                                         ----------
     Outstanding at December 31, 1996.............................        3,441,163         $1.01
          Granted.................................................        3,886,719         $2.03              $1.01
          Exercised...............................................       (3,226,319)        $0.64
                                                                         ----------
     Outstanding at December 31, 1997.............................        4,101,563         $1.98
          Granted.................................................           67,500         $5.20              $3.63
          Exercised...............................................         (371,916)        $1.64
          Canceled................................................       (2,519,529)        $2.00
                                                                        -----------
     Outstanding at December 31, 1998.............................        1,277,618         $2.21

      The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                      Weighted                Weighted
                                                                           Number     Average      Number     Average
                                                                        Outstanding  Remaining  Exercisable   Exercise
         Exercise Price                                                 at 12/31/98     Life    at 12/31/98    Price
         --------------                                                 -----------     ----    -----------    -----
      $1.06  .........................................................      13,828     6years      13,828       $1.06
      $2.15...........................................................   1,196,290     9years     488,283       $2.15
      $5.20...........................................................      67,500     9years      --           $5.20

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized. Had the fair value method of accounting been applied, the tax-effected impact would be as follows:

                                                                                                  ($ in thousands)
                                                                                             1998      1997       1996
                                                                                             ----      ----       ----
     Net income (loss), as reported....................................................    $(41,584)  $(8,949)  $70,667
     Estimated fair value of the
        Years net option grants, net of tax............................................         (12)      372        50
     Proforma
     Net income (loss).................................................................    $(41,572)  $(9,321)  $70,617
     Proforma basic earnings (loss)
     Per share.........................................................................    $  (1.49)  $ (0.30)  $  1.54
     Proforma diluted earnings (loss)
     Per share.........................................................................    $  (1.49)  $ (0.30)  $  1.52

15. Commitments and Contingencies

      The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

      The Company has an employment agreement with its President covering base salary and incentive compensation. The agreement has a term of three years expiring in October 2000, at a base salary of $300,000 subject to adjustment, and can be extended for periods of three years at the Company's option. Cash performance bonuses and stock option awards are determined solely at the discretion of the Board of Directors or the Stock Option Committee, respectively.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      The Company and its subsidiaries lease a variety of assets used in their operations, including office space. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 1998 and in the aggregate.

Year ending December 31,:                                       ($ in thousands)
      1999 ...................................................       $3,218
      2000 ...................................................        2,803
      2001 ...................................................        2,263
      2002 ...................................................        1,587
      2003 ...................................................        1,125
      Thereafter .............................................        1,746

      Rental expense, net of sublease income, for operating leases was approximately $3.2 million, $4.2 million and $158,000 for the years ended December 31, 1998, 1997 and 1996.

16. Subsequent Events

      In January 1999, the Company's Board of Directors approved a five-for-four stock split of the Company's Common Stock to shareholders of record as of the close of business on January 19, 1999. The stated par value of each share was not changed from $.01.

17. Supplemental Cash Flow Information

      The following is supplemental disclosure cash flow information for the years ended December 31, 1998, 1997 and 1996.

                                                         ($ in thousands)
                                                      1998      1997      1996
                                                     -------   -------   -------
     Cash paid for:
          Income taxes paid, net of refunds ......   $   780   $   136   $23,275
          Interest paid ..........................   $81,379   $25,150   $   713

18. Selected Quarterly Financial Data (Unaudited):

                                                                        ($ in thousands Except Per Share Amounts)
                                                        First           Second            Third           Fourth
                                                       Quarter          Quarter          Quarter          Quarter            Total
                                                       -------          -------          -------          -------            -----
Year Ended December 31, 1997
     Total revenue ............................       $      --        $      --        $      --        $  43,713        $  43,713
     Operating income (loss) ..................       $    (921)       $    (433)       $    (553)       $   6,526        $   4,619
     Net income (loss) ........................       $     172        $     437        $  (2,332)       $  (7,226)       $  (8,949)
     Net income (loss) per share:
          Basic and Diluted ...................       $      --        $    0.01        $   (0.10)       $   (0.27)       $   (0.29)
Year Ended December 31, 1998
     Total revenue ............................       $  43,275        $  48,918        $  51,920        $  53,216        $ 197,329
     Operating income .........................       $   6,670        $  10,825        $  11,151        $  12,133        $  40,779
     Net income (loss) ........................       $  (6,845)       $  (7,164)       $ (18,858)       $  (8,076)       $ (40,943)
     Net income (loss) per share:
          Basic and Diluted ...................       $   (0.25)       $   (0.26)       $   (0.66)       $   (0.29)       $   (1.47)

      Financial data for the fourth quarter in 1997 includes results from the acquisition of Palmer.

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

Des Moines, Iowa
January 30, 1997

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                                    For the nine
                                                            For the year ended      months ended
                                                             December 31, 1996   September 30, 1997
                                                             -----------------   ------------------
Revenue:
     Service ...........................................        $    151,119         $    134,123
     Equipment sales and installation ..................               8,624                7,613
                                                                ------------         ------------
          Total revenue ................................             159,743              141,736
Operating expenses:
     Engineering, technical and other direct ...........              28,717               23,301
     Cost of equipment .................................              17,944               16,112
     Selling, general and administrative ...............              46,892               41,014
     Depreciation and amortization .....................              25,013               25,498
                                                                ------------         ------------
          Total operating expenses .....................             118,566              105,925
                                                                ------------         ------------
          Operating income .............................              41,177               35,811
                                                                ------------         ------------
Other income (expense):
     Interest income ...................................                  62                   30
     Interest expense ..................................             (31,524)             (24,497)
                                                                ------------         ------------
          Interest expense, net ........................             (31,462)             (24,467)
     Other (expense) income, net .......................                (429)                 208
                                                                ------------         ------------
          Total other expense ..........................             (31,891)             (24,259)
                                                                ------------         ------------
     Income before minority interest share of income and
        income taxes ...................................               9,286               11,552
Minority interest share of income ......................               1,880                1,310
                                                                ------------         ------------
     Income before income tax expense ..................               7,406               10,242
Income tax expense .....................................               2,724                4,153
                                                                ------------         ------------
Net income .............................................        $      4,682         $      6,089
                                                                ============         ============
Earnings per share:
     Basic earnings per share ..........................        $       0.18         $       0.22
                                                                ============         ============
     Weighted average # shares outstanding .............          25,983,000           27,826,000
                                                                ============         ============
     Diluted earnings per share ........................        $       0.18         $       0.22
                                                                ============         ============
     Weighted average # shares outstanding .............          26,132,000           27,826,000
                                                                ============         ============


          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in thousands)

                                                               Common Stock          Common Stock
                                                                 Class A                Class B         Additional
                                                                 -------                -------         Paid-in    Retained
                                                            Shares      Amount     Shares      Amount   Capital    Earnings
                                                            ------      ------     ------      ------   -------    --------
Balances at December 31, 1995..........................    6,095,772      $61    17,293,578     $173     $72,466     $1,853
Public offering, net of issuance costs of
   $5,826..............................................    5,000,000       50            --       --      94,124         --
Exercise of stock options..............................        6,666       --            --       --          95         --
Employee and non-employee director
   stock purchase plans................................       17,243       --            --       --         290         --
Treasury shares purchased..............................           --       --            --       --          --         --
Net income.............................................           --       --            --       --          --      4,682
                                                          ----------     ----    ----------     ----    --------    -------
Balances at December 31, 1996..........................   11,119,681      111    17,293,578      173     166,975      6,535
Exercise of stock options..............................       70,000        1            --       --         998         --
Net income.............................................           --       --            --       --          --      6,089
                                                          ----------     ----    ----------     ----    --------    -------
Balances at September 30, 1997.........................   11,189,681     $112    17,293,578     $173    $167,973    $12,624
                                                          ==========     ====    ==========     ====    ========    =======

                                                                                           Treasury Stock          Total
                                                                                           --------------       Stockholders'
                                                                                        Shares        Amount       Equity
                                                                                        ------        ------       ------
Balances at December 31, 1995...................................................             --            --      $74,553
Public offering, net of issuance costs of $5,826................................             --            --       94,174
Exercise of stock options.......................................................             --            --           95
Employee and non-employee director stock purchase plans.........................             --            --          290
Treasury shares purchased.......................................................        600,000       (8,864)       (8,864)
Net income......................................................................             --            --        4,682
                                                                                        -------      --------     --------
Balances at December 31, 1996...................................................        600,000       (8,864)      164,930
                                                                                        -------      --------     --------
Exercise of stock options.......................................................             --            --          999
Net income......................................................................             --            --        6,089
                                                                                        -------      --------     --------
Balances at September 30, 1997..................................................        600,000      $(8,864)     $172,018
                                                                                        =======      =======      ========

          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                       For the nine
                                                                   For the year ended  months ended
                                                                      December 31,     September 30,
                                                                           1996            1997
                                                                           ----            ----
Cash flows from operating activities:
     Net income ................................................        $   4,682         $  6,089
                                                                        ---------         --------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..........................           25,013           25,498
        Minority interest share of income ......................            1,880            1,310
        Deferred income taxes ..................................            1,855            3,939
        Interest deferred and added to long-term debt ..........              355               --
        Payment of deferred interest ...........................           (1,080)          (1,514)
        Changes in current assets and liabilities:
        (Increase) decrease in trade accounts receivable .......           (1,561)             473
        Decrease (increase) in inventory .......................           (2,595)           2,800
        Increase (decrease) in accounts payable ................             (841)          (1,390)
        (Decrease) in accrued interest payable .................             (167)            (374)
        Increase in accrued salaries and employee benefits .....              165              251
        Increase (decrease) in other accrued liabilities .......             (507)           2,049
        Increase in deferred revenue ...........................              912                4
        (Decrease) increase in customer deposits ...............              134              (94)
        Other ..................................................            1,885             (250)
                                                                        ---------         --------
          Total adjustments ....................................           25,448           32,702
                                                                        ---------         --------
               Net cash provided by operating activities .......           30,130           38,791
                                                                        ---------         --------
Cash flows from investing activities:
     Capital expenditures ......................................          (41,445)         (40,757)
     Increase in other intangible assets and other assets ......           (2,180)            (778)
     Proceeds from sales of property and equipment .............                5              201
     Purchase of cellular systems ..............................          (67,588)         (31,469)
     Collection of purchase price adjustment ...................            2,452               --
     Purchases of minority interests ...........................           (1,854)            (956)
                                                                        ---------         --------
               Net cash used in investing activities ...........         (110,610)         (73,759)
                                                                        ---------         --------
Cash flows from financing activities:
     Payment on advances from Palmer Communications
        Incorporated ...........................................               --               --
     Increase (decrease) in short term notes payable ...........            1,366           (1,366)
     Repayment of long-term debt ...............................         (108,319)          (3,782)
     Proceeds from long-term debt ..............................          100,000           41,000
     Payment of debt issuance costs ............................               --               --
     Public offering proceeds, net .............................           95,000               --
     Proceeds from stock options exercised .....................               95              999
     Payment of deferred offering costs ........................             (826)              --
     Purchase of treasury stock ................................           (8,864)              --
     Proceeds from sales under stock purchase plans ............              290               --
                                                                        ---------         --------
               Net cash provided by financing activities .......           78,742           36,851
                                                                        ---------         --------
               Net increase (decrease) in cash and cash
                  equivalents ..................................           (1,738)           1,883
Cash and cash equivalents at the beginning of period ...........            3,436            1,698
                                                                        ---------         --------
Cash and cash equivalents at the end of period .................        $   1,698         $  3,581
                                                                        =========         ========

          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

       Supplemental Schedule of Noncash Investing and Financing Activities

      During 1996, the Predecessor increased the purchase obligations related to the final purchase price adjustment for the controlling interest in a non-wireline cellular telephone system purchased in 1991. This increase amounted to $899 and resulted in an increase in licenses.

      Acquisitions of non-wireline cellular telephone systems in 1996 and 1997:

                                                For the year ended     For the nine
                                                    December 31,       months ended
                                                        1996        September 30, 1997
                                                        ----        ------------------
Cash payment ...................................       $67,588           $31,469
                                                       =======           =======
Allocated to:
     Fixed assets ..............................       $ 5,678           $ 3,197
     Licenses and goodwill .....................        61,433            27,738
     Deferred income taxes .....................            --                --
     Current assets and liabilities, net .......           477               534
                                                       -------           -------
                                                       $67,588           $31,469
                                                       =======           =======

                Supplemental disclosure of cash flow information

                                         For the year ended     For the nine
                                             December 31,       months ended
                                                1996         September 30, 1997
                                                ----         ------------------
Income taxes paid (received), net .......     $  1,591           $   (736)
                                              ========           ========
Interest paid ...........................     $ 29,733           $ 25,102
                                              ========           ========

          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)

(1) Summary of Significant Accounting Policies

Organization and Acquisition

      Basis of Presentation

      The consolidated financial statements reflect the historical cost of assets and liabilities and results of operations of Palmer Wireless, Inc. and Subsidiaries ("Palmer"). On October 6, 1997, Palmer was merged into Price Communications Wireless, Inc., an indirect wholly owned subsidiary of Price Communications Corporation ("PCC").

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

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

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

      Subsequent to the acquisition of the licenses, Palmer continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. Palmer utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

Other Intangible Assets

      Other intangibles consist principally of deferred financing costs and other items. These costs are being amortized by the interest or straight- line method over their respective useful lives, which range from 5 to 10 years.

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

Operating Expenses--Engineering, Technical and Other Direct

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

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

Per Share Data

      In 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude the dilutive effects of options, warrants and convertible securities. Diluted earnings per share give effect to all dilutive securities that were outstanding during the period. All earnings per share amounts have been presented or restated to conform to SFAS No. 128 requirements. The only difference between basic and diluted earnings per share of Palmer is the effect of dilutive stock options.

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

      The activity in Palmer's allowance for doubtful accounts for the year ended December 31, 1996 and the nine months ended September 30, 1997 consisted of the following:

                                                             Balance at     Charged    Allowance at  Deductions,
                                                             beginning        to         dates of       net of     Balance at
                                                             of period     expenses    acquisitions  recoveries   end of period
                                                             ---------     --------    ------------  ----------   -------------
Year ended December 31, 1996.............................      $1,880       $3,946        $1,270       $(5,305)      $1,791
                                                               ======       ======        ======       =======       ======
Nine months ended September 30, 1997.....................      $1,791       $3,614        $  147       $(4,212)      $1,340
                                                               ======       ======        ======       =======       =======

(3) Acquisitions and Purchase of Licenses

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

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

      On January 31, 1997, a majority-owned subsidiary of Palmer acquired the assets of and the license to operate the non-wireline cellular telephone system serving the Georgia-13 RSA for an aggregate purchase price of $31,486. The acquisition was accounted for by the purchase method of accounting. In connection with the acquisition, $27,650 of the purchase price was allocated to licenses.

(4) Income Taxes

Components of income tax expense consist of the following:

                                                   Federal     State      Total
                                                   -------     -----      -----
Year ended December 31, 1996:
          Current.................................  $   --       $869     $  869
          Deferred................................   1,795         60      1,855
                                                    ------       ----     ------
                                                    $1,795       $929     $2,724
                                                    ======       ====     ======
Period ended September 30, 1997:
          Current.................................  $   --       $214     $  214
          Deferred................................   3,553        386      3,939
                                                    ------       ----     ------
                                                    $3,553       $600     $4,153
                                                    ======       ====     ======

      The consolidated effective tax rate differs from the statutory United States federal tax rate for the following reasons and by the following percentages:

                                                                                              Nine Months
                                                                               Year Ended        ended
                                                                               December 31,   September 30,
                                                                                  1996           1997
                                                                                  ----           ----
Statutory United States federal tax rate ................................         34.0%          34.0%
Partnership loss prior to corporate status ..............................           --             --
License amortization not deductible for tax .............................         32.5             --
Net operating loss carryforwards ........................................        (42.8)            --
State taxes .............................................................          8.3            6.0
Recognition of deferred taxes related to the difference between financial statement and income tax bases of certain assets and liabilities in
   connection with the Exchange .........................................           --             --
Other ...................................................................          4.8            1.0
                                                                                  ----           ----
Consolidated effective tax rate .........................................         36.8%          41.0%
                                                                                  ====           ====

      In 1997, Palmer recorded additional deferred tax liability and a corresponding increase in licenses for timing differences attributable to pre-1997 acquisitions.

(5) Common Stock and Stock Plans

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

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

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

      Palmer applies APB Opinion No. 25 in accounting for its Stock Option Plan and Director's Stock Option Plan ("the Plans") and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Palmer determined compensation cost based on the net income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                            Year Ended
                                            December 31,         Nine Months
                                                1996         September 30, 1997
                                                ----         ------------------
Net income-as reported ...............       $   4,682            $   6,089
Net (loss) income-pro forma ..........       $   2,850            $   4,753
Basic Earnings Per Share .............       $     .11            $     .17
Diluted Earnings Per Share ...........       $     .11            $     .17

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions as follows: dividend yield of 0.0%; expected volatility of 101%; risk-free interest rate of 5.5%; and expected lives of five years. The fair value of the option grants in 1996 were $13.36 per share.

      Stock option activity during the periods indicated is as follows:

                                                          ($'s not in thousands)
                                               Number        Weighted Average
                                              Of Shares        Exercise Price
                                              ---------        --------------
Balance December 31, 1995 ..............       672,500              14.25
     Granted ...........................        72,500              17.25
     Exercised .........................        (6,666)             14.25
                                               -------
Balance December 31, 1996 ..............       738,334              14.54
     Exercised .........................       (70,000)             14.25
                                               -------
Balance September 30, 1997 .............       668,334              14.60
                                               =======

      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $14.25--$17.25 ($'s not in thousands) and 8.3 years, respectively.

      At December 31, 1996, the number of options exercisable was 250,000, and the weighted average exercise price of those options was $14.34 ($'s not in thousands).

      Palmer adopted a stock purchase plan for employees (the "Employee Stock Purchase Plan") and a stock purchase plan for non-employee directors (the "Non-Employee Director Stock Purchase Plan"). Under the Employee Stock Purchase Plan, 160,000 shares of Class A Common Stock are available for purchase by eligible employees of Palmer or any of its subsidiaries. Under the Non-Employee Director Stock Purchase Plan, 25,000 shares of Class A Common Stock are available for purchase by

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR) non-employee directors of Palmer. The purchase price of each share of Class A Common Stock purchased under the Employee Stock Purchase Plan or the Non-Employee Director Stock Purchase Plan will be the lesser of 90 percent of the fair market value of the Class A Common Stock on the first trading day of the plan year or on the last day of such plan year; provided, however, that in no event shall the purchase price be less than the par value of the stock. Both plans will terminate in 2005, unless terminated at an earlier date by the board of directors. During the year ended December 31, 1996, 15,541 shares were issued under the Employee Stock Purchase Plan and 1,702 shares were issued under the Non-Employee Director Stock Purchase Plan at a purchase price of $16.85 ($'s not in thousands). Compensation cost computed under the provisions of SFAS No. 123 related to the shares issued under the Employee Stock Purchase Plan and the Non-Employee Director Stock Purchase Plan is immaterial to the consolidated financial statements.

(6) Related Party Transactions

      On January 1, 1997 Palmer purchased a building and certain towers from PCI for $6,243. These assets were previously leased from PCI.

      Concurrently with the Offering and the Exchange, Palmer and PCI entered into both a transitional management and administrative services agreement and a computer services agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees from these arrangements amounted to a total of $534 and $88 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively, and are include as a reduction of selling, general and administrative expenses.

      Concurrently with the Offering and the Exchange, Palmer and PCI entered into a tax consulting agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees for tax consulting services amounted to a total of $120 and $97 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively, and are included in selling, general and administrative expenses.

      PCI has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. Palmer participated in this plan and was allocated 401(k) retirement and matching expense of $696 and $544 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

(7) Commitments and Contingencies

Leases

      Palmer occupies certain buildings and uses certain tower sites, cell sites and equipment under noncancelable operating leases which expire through 2013.

      The operating leases for a building and certain tower sites and cell sites are with related parties.

      Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                                                  Related parties         Others
                                                  ---------------         ------
1997 ...................................             $   285             $ 3,429
1998 ...................................                 285               2,899
1999 ...................................                  52               2,507
2000 ...................................                  14               2,011
2001 ...................................                  --               1,348
Later years through 2014 ...............                  --               4,522
                                                     -------             -------
                                                     $   636             $16,716
                                                     -------             -------

      Rental expense was $3,551 and $3,123 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively of which $278 was paid to related parties for 1996.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

Contingencies

      Palmer is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Palmer's consolidated financial statements.

(8) Selected Quarterly Financial Data (Unaudited)

                                                                       First      Second      Third       Fourth
     Year Ended December 31, 1996                                     Quarter    Quarter     Quarter      Quarter     Total
     ----------------------------                                     -------    -------     -------      -------     -----
     Total Revenue(a)............................................     $36,950     $40,031    $41,171      $41,591    $159,743
                                                                      =======     =======    =======      =======    ========
     Operating Income............................................     $ 8,514     $11,281    $11,977      $ 9,405    $ 41,177
                                                                      =======     =======    =======      =======    ========
     Net Income (Loss)...........................................     $    76     $ 1,684    $ 2,976      $   (54)   $  4,682
                                                                      =======     =======    =======      =======    ========
                                                                                              First        Second      Third
     Nine Months Ended September 30, 1997                                                    Quarter      Quarter     Quarter
     ------------------------------------                                                    -------      -------     -------
     Total Revenue......................................................................     $44,683      $48,545     $48,508
                                                                                             =======      =======     =======
     Operating Income...................................................................     $ 9,805      $13,022     $12,984
                                                                                             =======      =======     =======
     Net Income.........................................................................     $ 1,177      $ 2,523     $ 2,389
                                                                                             =======      =======     =======

----------

(a) Certain reclassifications were made to conform to the current year presentation.

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                                ($ in thousands)

                                                           1998           1997
                                                         --------       --------
ASSETS:
Cash and cash equivalents .........................      $ 16,781       $  1,525
Short-term investments ............................         5,608         22,848
Prepaid expenses and other current assets .........           219            224
                                                         --------       --------
     Total current assets .........................        22,608         24,597
Investments in and receivables from subsidiaries* .       (10,880)        33,851
Property and equipment ............................            67            123
Other Assets ......................................         1,243          4,406
                                                         --------       --------
                                                         $ 13,038       $ 62,977
                                                         ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses .............      $    600       $    760
Other current liabilities .........................         8,034          1,256
                                                         --------       --------
     Total current liabilities ....................         8,634          2,016
Redeemable preferred stock ........................            25             35
Shareholders' equity ..............................         4,379         60,926
                                                         --------       --------
                                                         $ 13,038       $ 62,977
                                                         ========       ========

* Eliminated in consolidation

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                             1998           1997           1996
                                                                             ----           ----           ----
Corporate expenses ................................................      $ (4,191)      $ (3,946)      $ (2,373)
Other income (expense) ............................................          (361)           908         94,998
Interest income ...................................................           759          2,183          3,755
Interest expense ..................................................          (175)           (48)          (216)
Depreciation and amortization .....................................           (56)           (52)           (48)
Realized gain (loss) on marketable securities .....................        15,659            478           (794)
Loss of unconsolidated subsidiaries ...............................       (47,194)        (8,852)           (91)
                                                                         --------       --------       --------
     Income (loss) before income taxes ............................       (35,559)        (9,329)        95,251
Income tax benefit (expense) ......................................        (6,025)           380        (24,584)
                                                                         --------       --------       --------
     Net income (loss) ............................................      $(41,584)      $ (8,949)      $ 70,667
                                                                         ========       ========       ========
Other comprehensive income, net of tax:
     Unrealized gains (losses) on available for sale securities             2,836            211          1,937
     Reclassification adustment ...............................            (2,148)            --             --
                                                                         --------       --------       --------
Comprehensive income (loss) .......................................      $(40,896)      $ (8,738)      $ 72,604
                                                                         ======================================

Per share data:
     Basic earnings (loss) per share ..............................      $  (1.49)      $   (.29)      $   1.54
     Diluted earnings (loss) per share ............................      $  (1.49)      $   (.29)      $   1.53

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                                  Year Ended December 31,
                                                                                                  -----------------------
                                                                                          1998              1997             1996
                                                                                          ----              ----             ----
Cash flows from operating activities:
     Net income (loss) ..........................................................        $(41,584)        $ (8,949)        $ 70,667
                                                                                        ---------         --------         --------
Adjustments to reconcile net income to cash provided by (used in) operating activities:
     Depreciation and amortization ..............................................              56               52               49
     Loss of unconsolidated subsidiaries ........................................          47,194            8,852               91
     Decrease (increase) in prepaid expenses and other assets ...................           3,169           (3,281)             (65)
     Increase (decrease) in accounts payable and accrued expenses ...............           4,600           (1,338)             480
     Increase (decrease) in other liabilities ...................................           2,659             (790)              --
     (Gain) loss on sale of securities, net .....................................         (15,659)             791            1,937
     Recovery on note receivable ................................................              --              250               --
                                                                                         --------         --------         --------
          Total adjustments .....................................................          42,019            4,536            2,492
                                                                                         --------         --------         --------
          Net cash provided by (used in) operating activities ...................             435           (4,413)          73,159
                                                                                         --------         --------         --------
Cash flows from investing activities:
     Purchase of Palmer Wireless ................................................              --          (44,015)              --
     Net sales of marketable securities .........................................          34,086            6,087           14,626
     Capital expenditures and other .............................................              --             (387)            (707)
     Advances to subsidiaries ...................................................          (2,463)             (25)              --
          Net cash provided by (used in) investing activities ...................          31,623          (38,340)          13,919
                                                                                         --------         --------         --------
Cash flows from financing activities:
     Issuance of preferred stock ................................................              --               35               --
     Payment of PIK Preferred Stock dividend ....................................              --           (1,176)              --
     Issuance and exercise of warrants ..........................................              --            4,288               --
     Issuance of common stock ...................................................              --            6,047               --
     Repurchase of paid in kind preferred stock .................................              --          (28,225)              --
     Purchase of common stock ...................................................         (17,412)         (20,241)          (5,103)
     Proceeds from stock options exercised ......................................             610              193              402
                                                                                         --------         --------         --------
          Net cash used in financing activities .................................         (16,802)         (39,079)          (4,701)
                                                                                         --------         --------         --------
Net (decrease) increase in cash and cash equivalents ............................          15,256          (81,832)          82,377
Cash and cash equivalents at beginning of year ..................................           1,525           83,357              980
                                                                                         ========         ========         ========
Cash and cash equivalents at end of year ........................................        $ 16,781         $  1,525         $ 83,357
                                                                                         ========         ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes, net of refunds ...............................................        $     --         $    872         $ 23,275
                                                                                         ========         ========         ========
     Interest ...................................................................        $     --         $     48         $    713
                                                                                         ========         ========         ========

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                ($ in thousands)

                                                                                         Allowance
                                                            Balance at    Additions      at Dates                         Balance at
                                                            Beginning     Charged to  of Acquisitions    Deductions         at End
Description                                                 of Period      Expenses    (Dispositions)  Net of Recoveries   of Period
-----------                                                 ---------      --------     ------------   -----------------   ---------
For the year ended December 31, 1997:
     Allowance for doubtful accounts ..............         $   474         $ 1,202       $ 1,134        $(1,992)          $   818
For the year ended December 31, 1996:
     Allowance for doubtful accounts ..............         $   295         $   179            --        $    --           $   474
For the year ended December 31, 1995:
     Allowance for doubtful accounts ..............         $   395         $    84            --        $  (184)          $   295

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRICE COMMUNICATIONS CORPORATION


                                        By:        /S/ ROBERT PRICE
                                           -------------------------------------
                                                     Robert Price,
                                                      President

Dated: March 16, 1999

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

                 Signature                                  Title                           Date
                 ---------                                  -----                           ----
BY:          /S/ ROBERT PRICE                       Director and President                March 16, 1999
    --------------------------------------          (Principal Executive
               Robert Price                         Officer)


By:          /S/ GEORGE H. CADGENE                  Director                              March 16, 1999
    --------------------------------------
              George H. Cadgene


BY:          /S/ ROBERT F. ELLSWORTH                Director                              March 16, 1999
   ---------------------------------------
             Robert F. Ellsworth


BY:          /S/ KIM I. PRESSMAN                    Executive Vice President              March 16, 1999
   ---------------------------------------          And Principal Financial
               Kim I. Pressman                      and Accounting Officer

                                  EXHIBIT INDEX

Exhibit
  No.                              Description
  ---                              -----------
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