Form 10-K/A
period 1998-12-31
PRICE COMMUNICATIONS CORP
filed 1999-03-30
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                   FORM 10-K/A
                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934
                                  ------------

(Mark One)

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
    For the fiscal year ended December 31, 1998 or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

         For the transition period from        to

                         Commission file number 1-8309.

                                  ------------

                        Price Communications Corporation
             (Exact name of registrant as specified in its charter)

                  New York                                   13-2991700
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                  Identification Number)

                                  ------------

           45 Rockefeller Plaza,                               10020
             New York, New York                              (Zip code)
  (Address of principal executive offices)

                                  ------------

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

================================================================================

The Form 10-K/A is being filed in order to amend the Exhibit Index originally filed on Form 10-K. The following exhibits are added to the original listing:

  4.4 Indenture to Senior Exchangeable Payable-in-Kind Notes due 2008 between Holdings and the Bank of Montreal Trust Company, as trustee (including form of Note), incorporated by reference to Registration Statement on Form S-1 of Holdings (File No. 333-57363).

  4.5 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form of Note, form of Guarantee and form of Security Agreement) incorporated by reference to Registration Statement on Form S-4 of Wireless (333-64773).

10.20 Indenture to Senior Exchangeable Payable-in-Kind Notes due 2008 between Holdings and the Bank of Montreal Trust Company, as trustee (including form of Note), incorporated by reference to Registration Statement on Form S-1 of Holdings (File No. 333-57363).

10.21 Indenture of 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form of Note and Guarantee) incorporated by reference to Registration Statement on Form S-4 of Wireless (333-64773).

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

  4.3 Indenture to 11 3/4% Senior Subordinated Notes due 2007 between Wireless and Bank of Montreal Trust Company, as Trustee (including form of Note), incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36254)

  4.4 Indenture to Senior Exchangeable Payable-in Kind Notes due 2008 between Holdings and the Bank of Montreal Trust Company, as trustee (including form of Note), incorporated by reference to Registration Statement on Form S-1 of Holdings (File No. 333-57363).

  4.5 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form of Note, form of Guarantee and form of Security Agreement) incorporated by reference to Registration Statement on Form S-4 of Wireless (333-64773).

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

 10.3 Georgia Sale Agreement, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)

 10.4 Ryan Agreement, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)

 10.5 Wisehart Agreement, incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36253)

                                          EXHIBIT INDEX

Exhibit
No.                                        Description
---                                        -----------

10.6 Meehan Agreement, incorporated by reference to Registration Statement on Form S-4 Wireless (File No. 333-36253)

10.7 The Registrant's 1992 Long Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Registrant's Form 10-K for the year ended December 31, 1992

10.20 Indenture to Senior Exchangeable Payable-In Kind Notes due 2008 between Holdings and the Bank of Montreal Trust Company, as trustee (including form of Note), incorporated by reference to Registration Statement on Form S-1 of Holdings (File No. 333-57363).

10.21 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form of Note and Guarantee) incorporated by reference to registration Statement on Form S-4 of Wireless (333-64773).