Form 10-K/A
period 1998-12-31
PRICE COMMUNICATIONS CORP
filed 1999-04-30
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 Amendment No. 2
                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

                                 ---------------

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1998 or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

                         Commission file number 1-8309.

                                 ---------------

                        Price Communications Corporation
             (Exact name of registrant as specified in its charter)

                 New York                                  13-2991700
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                 Identification Number)

                                       ---------------

          45 Rockefeller Plaza,                              10020
           New York, New York                              (Zip code)
(Address of principal executive offices)

                                       ---------------

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

The number of shares outstanding of the Company's common stock as of March 2, 1999 was 27,096,846

                      DOCUMENTS INCORPORATED BY REFERENCE:
    None.

================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information with respect to the directors and executive officers of the Company and certain executive officers of PCW:

----------------------------------------------------------------------------------------------
NAME                                   AGE          OFFICE
----------------------------------------------------------------------------------------------
Robert Price.......................    66           Director, President, Chief Executive
                                                    Officer and Treasurer
Kim I. Pressman....................    42           Executive Vice President, Chief Financial
                                                    Officer, Secretary and Assistant Treasurer
George H. Cadgene..................    80           Director
Robert F. Ellsworth................    72           Director
Dennis W. Stone....................    40           President of PCW
Michael N. Bruno...................    30           Executive Vice President of PCW
----------------------------------------------------------------------------------------------

      The following is a biographical summary of the experience of the executive officers and directors of the Company, and the executive officers of PCW named above.

      Robert Price has served concurrently as a Director and the Chief Executive Officer and President of the Company since 1979, has served as Treasurer of the Company since 1990, and has been a Director of Price Communications Wireless Holdings, Inc. ("Holdings") and PCW since 1997. Mr. Price was a Director of PriCellular Corporation ("PriCellular") from 1990 until it was acquired by American Cellular Corporation in June 1998. Mr. Price was the President and Assistant Treasurer of PriCellular from 1990 until May 1997 and served as Chairman of PriCellular from May 1997 until June 1998. Mr. Price, an attorney, is a former General Partner of Lazard Freres & Co. He has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. In the early sixties, Mr. Price served as President and Director of Atlantic States Industries, a corporation owning weekly newspapers and four radio stations. After leaving public office, Mr. Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Mr. Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Mr. Price serves as the Representative of the Majority Leader and President Pro Tem of the New York Senate and as a member of the Board of Directors of the Municipal Assistance Corporation for the City of New York. Mr. Price is also a Director and president of TLM Corporation.

      Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Ms. Pressman was elected Chief Financial Officer in May 1998. Before assuming her other present offices as Executive Vice President and Secretary in October 1994 (in which she served until August 1997 and again from February 1998 to the present), Ms. Pressman was Vice President and Treasurer of the Company from November 1987 to December 1989, and Senior Vice President of the Company from January 1990 to September 1994. She was also Secretary of the Company from July 1989 to February 1990. Ms. Pressman was Vice President--Broadcasting and Vice President, Controller, and Assistant Treasurer of the Company from 1984 to October 1987. Prior to joining the Company in 1984, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting of Dun & Bradstreet Company, a large group owner of broadcasting stations. Ms. Pressman is a Director, Vice President, Treasurer and Secretary of TLM Corporation. Until June 1998, she served as a Director, Vice President and Secretary of PriCellular for more than the past five years.

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

      Robert F. Ellsworth has been a director of the Company since 1981. He is President of Robert Ellsworth & Co., Inc., Washington, D.C., a private investment firm, and Managing Director of The Hamilton Group, LLC, a private venture group. From 1974 to 1977 he served as an Assistant Secretary and then Deputy Secretary of Defense. He was a General Partner of Lazard Freres & Co. from 1971 to 1974, and served in the United States House of Representatives from 1961 to 1967. His professional affiliations include the International Institute for Strategic

Studies, London; Atlantic Council of the United States, Washington, D.C.; The Council on Foreign Relations, New York; and the American Council on Germany, New York.

      Dennis Stone has been employed by Price Communications Wireless since August, 1998 First as Vice President and General Manager of the Company's Columbus, GA MSA. He was promoted to President in November, 1998. Prior to that, he was employed by PriCellular Corporation since July, 1991, most recently as Regional General Manager in that Company's New York cluster. During his tenure with PriCellular, Dennis has held increasingly responsible positions as General Manager of the New York and Alabama properties. Mr. Stone will reside in Atlanta, Georgia with his wife and daughter. He attended the University of Texas at Tyler.

      Michael Bruno joined Price Communications Wireless in September, 1998 as Corporate Consultant and was promoted to Executive Vice President in November, 1998. Previously, he was employed by PriCellular Corporation as Vice President and General Manager of certain Ohio and New York properties from 1995 to 1998. From 1993 to 1995, he was a Sales Manager for Sterling Cellular Corporation in its Ohio-9 RSA. He attended the State Univeristy of New York at Albany where he received a Bachelor of Science degree in Business Administration.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

      Directors are compensated for their reasonable travel and related expenses in attending in-person Board of Directors or committee meetings, and directors who are not officers or employees of the Company receive fees of $25,000 per annum, and also received a bonus of $15,000 for services during 1998 and 1997 due to the significant demands made on such directors during the year.

EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the compensation paid to the executive officers of the Company for the three years ended December 31, 1998 and compensation paid to the named executive officers of PCW for the period from and after its acquisition of Palmer on October 6, 1997.

                                                                                               LONG-TERM
                                                    ANNUAL COMPENSATION                      COMPENSATION
                                            ---------------------------------------------------------------------
                                                                                     SECURITIES
                NAME AND                                                              UNDERLYING      ALL OTHER
           PRINCIPAL POSITION               YEAR        SALARY ($)    BONUS ($)       OPTIONS(3)     COMPENSATION
Robert Price,
Chief Executive Officer and Treasurer       1998         $375,000     $500,000 (1)            0
                                            1997         $375,000     $500,000 (1)      244,140
                                            1996         $349,900     $564,300                0

Kim I. Pressman                             1998         $197,000     $50,000  (1)       17,500
Vice President, Chief Financial  Officer    1997          $90,900          $0           244,140        $155,000 (4)
and Secretary                               1996         $125,000    $150,000            42,969              --
                                                                                                             --
William Ryan, Chairman - PCW (2)            1998         $134,616          $0                 0        $918,453 (4)
                                            1997         $119,178          $0           488,282              --

M. Wayne Wisehart, President and            1998         $281,877          $0                 0      $1,656,343 (4)
Chief Executive Officer of PCW (2)          1997          $71,507          $0                 0               --

----------

(1)   Paid in Common Stock of the Company.

(2) Prior to their promotions to such positions effective April 1, 1998, Mr. Ryan served as President and Chief Executive Officer of PCW and Mr. Wisehart served as Executive Vice President, Treasurer and Chief Financial Officer of PCW.

(3) Gives effect to five-for-four stock splits of the Company's Common Stock, in the form of stock dividends, paid on December 23, 1997, April 1, 1998, April 30, 1998, and January 23, 1999, and a two-for-one stock split payable August 31, 1998.

(4)   Consists primarily of amounts paid under former employment agreement.

STOCK OPTIONS

      The following table reflects the number of options for shares of the Company's Common Stock subject to options granted under the Company's 1992 Long Term Incentive Plan (the "LTIP") during the year ended December 31, 1998 to executive officers of the Company and the named executive officers of PCW.

                        OPTION GRANTS IN LAST FISCAL YEAR

                       NUMBER OF                                                          POTENTIAL REALIZED VALUE
                       SECURITIES         % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                       UNDERLYING         OPTIONS GRANTED                                 OF STOCK PRICE
                       OPTIONS GRANTED    TO EMPLOYEES IN   EXERCISE                      APPRECIATION FOR
NAME                   (1)(2)             FISCAL YEAR       PRICE (2)   EXPIRATION DATE   OPTION TERM (3)
-------------------------------------------------------------------------------------------------------------------
                                                                                            5%              10%
                                                                                          -------------------------
Kim I. Pressman           17,500             25.9%            $5.20          05/08           57,225         145,075

----------

(1) Upon the occurrence of a "change in control" of the Company, as defined in the LTIP, the Company's Stock Option and Compensation Committee may, in its discretion, provide for the purchase of any then outstanding options by the Company or a designated subsidiary for an amount of cash equal to the excess of (i) the product of the "change in control price" (as defined below) and the number of shares of the Company's Common Stock subject to the options over (ii) the aggregate exercise price of such options. The change in control price means the higher of (1) the highest price per share of the Company's Common Stock paid in any transaction related to a change in control of the Company and (ii) the "highest fair market value," as defined in the LTIP, of the Company's Common Stock at any time during the 60-day period preceding the change in control. (No material change in the foregoing "change in control" provisions will be effected by the proposed amendments to the LTIP described under Proposal 2 below.)

(2) Number of options and exercise price give effect to a two-for-one stock split and a five-for-four stock split, in the form of stock dividends, paid on August 31, 1998 and January 25, 1999, respectively.

(3) In order to realize these potential values, the closing price of the Company's Common Stock on May 4, 2008 would have to be $8.47 and $13.49 per share, respectively.

      The following table reflects the number of stock options held by the executive officers of the Company and the named executive officers of PCW on December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                            NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED OPTIONS   VALUE OF UNEXERCISED IN-THE-MONEY OPTION
                             SHARES        VALUE             AT FISCAL YEAR END(1)                 AT FISCAL YEAR END
                          ACQUIRED ON     REALIZED     -------------------------------------------------------------------------
NAME                      EXERCISE (1)      ($)           EXERCISABLE  UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------------------
Robert Price                                                244,141                        $2,050,784                    -
Kim I. Pressman             239,260                         244,141       17,500           $2,050,784                9,765

----------
(1) Numbers of shares gives effect to five-for-four stock splits, in the form of stock dividends, paid on April 1, 1998, April 30, 1998, January 25, 1999 and a two-for-one stock split paid on August 31, 1998.

EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with Robert Price, the President of the Company, for a term ending October 6, 2000, subject to extension. The agreement provides for base compensation at the rate of $375,000 per annum, subject to certain cost of living increases, and such performance bonuses as may be determined by the Board of Directors in its sole discretion. Under the agreement, if the Company terminates Mr. Price's employment for Cause (as defined therein), or if Mr. Price terminates his employment at his option, Mr. Price will be entitled to a severance payment from the Company equal to one year's base salary. If the Company terminates Mr. Prices' employment without Cause, or if Mr. Price terminates his employment for Good Reason (as defined in the employment agreement), Mr. Price will be entitled to a severance payment from the Company equal to three years' base salary. Good Reason is defined to include the occurrence of a Change in Control (as defined in the agreement).

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 1999 by (i) each person or group known to the Company who beneficially owns more than five percent of the Company's Common Stock and (ii) all directors and executive officers of the Company as a group:

---------------------------------------------------------------------------------------------
        NAME OF                                         NUMBER OF
   BENEFICIAL OWNER           CLASS OF STOCK           SHARES(1)(4)       PERCENTAGE OF CLASS
---------------------------------------------------------------------------------------------
Robert Price.........     Common Stock                      6,180,051 (5)            21.6%
                          Series A Preferred
                          Stock (2)                           728,133                 100%
---------------------------------------------------------------------------------------------
George H. Cadgene....     Common Stock                         10,780                  (3)
---------------------------------------------------------------------------------------------
Robert F. Ellsworth..     Common Stock                          5,125                  (3)
---------------------------------------------------------------------------------------------
Kim I. Pressman......     Common Stock                        445,281                 1.6%
---------------------------------------------------------------------------------------------
Dennis W. Stone           Common Stock                          1,375                  (3)
---------------------------------------------------------------------------------------------
Michael N. Bruno.....     Common Stock                          2,000                  (3)
---------------------------------------------------------------------------------------------
All directors and execu-
tive officers and named
executive officers of
PCW as a group (6
persons).............     Common Stock                      6,644,612                 23.2%
                          Series A Preferred
                          Stock                               728,133                  100%
Dimensional Fund
Advisors, Inc........     Common Stock                       1,695,144                 6.3%
---------------------------------------------------------------------------------------------

(1) Under the applicable rules of the Securities and Exchange Commission (the "SEC"), each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Information as to number of shares of the Company's Common Stock and voting power of Preferred Stock gives effect to five-for-four stock splits of the Company's Common Stock, in the form of stock dividends payable on December 23, 1997, April 1, 1998, April 30, 1998 and January 25, 1999 and a
      two-for-one stock split on August 31, 1998.

(2) Each share of Series A Preferred Stock votes with the Common Stock on the basis of 4.9 votes for each vote cast by a share of the Common Stock.

(3)   Less than 1%.

(4) Does not include the five-for-four stock split payable May 4, 1999 to holders of record on April 21, 1999 and does not include approximately 2 million warrants which are convertible into 2 million shares of the Company's common stock. The warrants were issued in connection with the 13 1/2% Senior Secured Discount Notes issued in August 1997. The warrants expire on August 2007.

(5) Adjusted to reflect 1,698,193 shares of the company's common stock issuable upon conversion on March 31 of 3,555,337 shares (stock split affected) of the Company's Series A Preferred Stock.

(6)   Based on 13-G filing on February 12, 1999.

ITEM 13. RELATED PARTY TRANSACTIONS

      On May 21, 1997, the Board of Directors of the Company authorized the sale to Mr. Price of 364,066 shares of the Company's Series B Preferred Stock. The purpose of such shares was to provide Mr. Price with incentive to maximize shareholder value by permitting him to receive value from such shares if, among other things, the trading price of the Company's Common Stock during any ten consecutive trading days exceeded $15.00 per share (the equivalent of $7.68 per share after giving effect to the aforesaid stock splits). The trading price of the Company's Common Stock on May 21, 1997 was $9.375 per share (the equivalent of $4.80 per share after giving effect to such stock splits). On June 11, 1998, Mr. Price notified the Company that he was considering the exercise of his right to have redeemed by the Company such shares of Series B Preferred Stock. The trading price of such Common Stock on June 11, 1998 was $12. Under the provisions of the Series B Preferred Stock as originally approved by the Board of Directors, Mr. Price would have received a cash payment of $5.0 million in respect of such redemption. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment the Company would issue 411,423 shares of its Common Stock to Mr. Price in exchange for his shares of Series B Preferred Stock, valuing such shares of Common Stock at $12.16 for such purpose (the average trading price of such Common Stock during the ten consecutive trading days ended June 23, 1998).

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 and 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRICE COMMUNICATIONS CORPORATION


                                    By: /s/ Robert Price
                                        -----------------------------------
                                        Robert Price, President