Form 10-Q
period 1999-03-31
PRICE COMMUNICATIONS CORP
filed 1999-05-14
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of May 3, 1999 was 33,420,928.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets- March 31, 1999 and
               December 31, 1998 ..........................................  I-1

      Condensed Consolidated Statements of Operations - Three months ended March 31, 1999 and 1998 ..............................  I-2

      Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998 ..............................  I-3

      Condensed Consolidates Statement of Stockholders' Equity - Three
               months ended March 31, 1999 ................................  I-4

      Notes to Condensed Consolidated Financial Statements ................  I-5

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations ......................................  I-7

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings ............................................... II-1

  ITEM 2. Changes in Securities ........................................... II-1

  ITEM 3. Defaults Upon Senior Securities- None ........................... II-1

  ITEM 4. Submission of Matters to a Vote of Security Holders ............. II-1

  ITEM 5. Other Information ............................................... II-1

  ITEM 6. Exhibits and Reports on Form 8-K ................................ II-1

SIGNATURES ................................................................ II-2

Item 1. Financial Statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                     (Unaudited)        (Audited)
                                                                      March 31,        December 31,
                                                                         1999             1998
                                                                     -----------       -----------
                                     Assets
Current assets:
  Cash and cash equivalents                                          $   211,075       $   204,999
  Trade accounts receivable, net                                          20,914            20,509
  Receivable from other cellular carriers                                  2,412             2,282
  Available for sale securities                                           10,421             5,608
  Prepaid expenses and deposits                                            1,045               521
  Inventory                                                                2,710             3,940
                                                                     -----------       -----------

    Total current assets                                                 248,577           237,859

Net property and equipment                                               145,674           144,895
Licenses, net of amortization                                            871,263           876,952
Other intangible assets and other assets,
  at cost less accumulated amortization                                   26,747            26,563
                                                                     -----------       -----------
                                                                     $ 1,292,261       $ 1,286,269
                                                                     ===========       ===========

                        Liabilities and Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses                              $    26,558       $    25,336
  Accrued interest payable                                                18,462            11,779
  Accrued salaries and employee benefits                                   2,382             3,256
  Deferred revenue                                                         5,799             5,535
  Customer deposits                                                        1,105               921
  Deferred tax liability, net                                              2,823               272
                                                                     -----------       -----------

    Total current liabilities                                             57,129            47,099

Long-term debt                                                           915,065           909,432
Accrued income taxes - long term                                          25,077            25,434
Deferred income taxes                                                    287,825           290,370
Minority interests                                                        10,148             9,530
                                                                     -----------       -----------

    Total liabilities                                                  1,295,244         1,281,865
                                                                     -----------       -----------

Commitments and contingencies

Redeemable preferred stock, Series A, par value $.01 per share;
  728,133 shares authorized and outstanding                                   25                25

Shareholders' equity (deficit)                                            (3,008)            4,379
                                                                     -----------       -----------
                                                                     $ 1,292,261       $ 1,286,269
                                                                     ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    Condensed Consolidated Statements of Operations and Comprehensive Income

                                ($ in thousands)

                                   (Unaudited)

                                                               For the three months
                                                                 ended March 31,
                                                         -------------------------------
                                                             1999               1998
                                                         ------------       ------------
Revenue:
  Service                                                $     52,821       $     40,684
  Equipment sales and installation                              3,770              2,591
                                                         ------------       ------------
    Total revenue                                              56,591             43,275
                                                         ------------       ------------

Operating expenses:
  Engineering, technical and other direct                       8,313              6,751
  Cost of equipment                                             6,840              5,496
  Selling, general and administrative                          14,663             12,341
  Depreciation and amortization                                10,734             11,396
                                                         ------------       ------------
    Total operating expenses                                   40,550             35,984
                                                         ------------       ------------

    Operating income                                           16,041              7,291
                                                         ------------       ------------

Other income (expense):
  Interest expense, net                                       (21,072)           (17,875)
  Other income (expense), net                                     399                183
                                                         ------------       ------------

    Total other expense                                       (20,673)           (17,692)
                                                         ------------       ------------

    Income (loss) before minority interest
      share of income and income taxes                         (4,632)           (10,401)

Minority interest share of income                                (617)              (460)
                                                         ------------       ------------

      Income (loss) before income taxes                        (5,249)           (10,861)

Income tax  benefit                                             1,942              4,016
                                                         ------------       ------------

  Net income (loss)                                      $     (3,307)      $     (6,845)
                                                         ------------       ------------

Other comprehensive income, net of tax
  Unrealized gains on available for sale securities             2,864              5,927
  Reclassification adjustment                                     (52)                --
                                                         ------------       ------------
Comprehensive income (loss)                              $       (495)      $       (918)
                                                         ============       ============

Per share data:
  Basic and diluted earnings (loss) per share            $      (0.10)      $      (0.20)
  Weighted average shares outstanding                      33,923,000         34,221,000

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                                                  For the three months
                                                                                     ended March 31,
                                                                                -------------------------
                                                                                  1999            1998
                                                                                ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                                             $  (3,307)      $  (6,845)
                                                                                ---------       ---------
  Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
      Depreciation and amortization                                                10,734          11,396
      Minority interest share of income                                               617             460
      Deferred income taxes                                                        (1,734)         (1,037)
      Gain on sale of investments                                                    (731)             --
      Interest deferred and added to long-term debt                                 5,633           2,886
      Amortization of deferred finance                                                594             621
      Increase in trade accounts receivable                                          (535)           (491)
      Increase (decrease) in accounts payable and accrued expenses                    585          (4,289)
      Increase (decrease) in accrued interest payable                               6,683          (6,076)
      Change in other accounts                                                      1,530              23
                                                                                ---------       ---------
        Total adjustments                                                          23,376           3,493
                                                                                ---------       ---------
          Net cash provided by (used in) operating activities                      20,069          (3,352)
                                                                                ---------       ---------

Cash flows from investing activities:
  Capital expenditures                                                             (5,814)           (704)
  Sale of available-for-sale securities                                             1,443              --
  Purchase of available-for-sale securities                                          (921)         (4,144)
  Increase in other intangible assets and other assets                               (788)           (497)
                                                                                ---------       ---------
    Net cash used in investing activities                                          (6,080)         (5,346)
                                                                                ---------       ---------

Cash flows from financing activities:
  Repayment of long-term debt                                                          --         (12,124)
  Purchase of common stock                                                         (7,928)             --
  Exercise of employee stock options                                                   15              --
                                                                                ---------       ---------
    Net cash used in financing activities                                          (7,913)        (12,124)
                                                                                ---------       ---------

    Net increase (decrease) in cash and cash equivalents                            6,076         (20,822)
Cash and cash equivalents at the beginning of period                              204,999          29,451
                                                                                ---------       ---------
Cash and cash equivalents at the end of period                                  $ 211,075       $   8,629
                                                                                =========       =========

Supplemental disclosure of cash flow information:
  Non-cash transactions - stock bonus                                           $     595       $     500
                                                                                =========       =========

  Income taxes paid, net                                                        $     167       $      63
                                                                                =========       =========

  Interest paid                                                                 $  10,281       $  20,577
                                                                                =========       =========

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Stockholders' Equity

                                ($ in thousands)

                                  (Unaudited)

                                                Common Stock
                                                   Class A              Additional                                  Total
                                            ----------------------       paid-in      Unrealized     Retained    stockholders'
                                             Shares        Amount        capital         Gain        earnings       equity
                                            --------      --------      --------       --------      --------      --------
Balances at December 31, 1998                 21,670      $    218      $ (5,869)      $  2,836      $  7,194      $  4,379
                                            --------      --------      --------       --------      --------      --------
Adjustment to reflect five for four
  stock split in Jan. 1999 for which
  the shares were previously adjusted          5,321            53           (53)                                        --
Five for four stock split in May, 1999         7,050            70           (70)
Net loss                                          --            --            --             --        (3,307)       (3,307)
Change in unrealized gain on
  marketable equity securities,
  net of tax effect                                                                       2,864                        2,864
Purchase of treasury stock                      (892)           (9)       (7,919)                                     (7,928)
Cashless stock option exercise                   402             3            (3)                                        --
Stock options exercised-cash                      17             1            14                                         15
Issuance of common stock for
  payment of  prior year accrued bonus            63            --           594                                        594
Compensation associated with
  conversion of Series B Preferred                                           375                                        375
                                            --------      --------      --------       --------      --------      --------
Balances at March 31, 1999                    33,631      $    336      $(12,931)      $  5,700      $  3,887      $ (3,008)
                                            ========      ========      ========       ========      ========      ========

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 1999, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements nor that the Financial Accounting Standards Board has any authority to compel this.

Reclassifications

      Certain reclassifications have been made to the 1998 Financial Statements to conform to the 1999 presentation.

(2)   Redeemable Preferred Stock

      During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company's Series A Preferred Stock, and 364,000 shares of the Company's Series B Preferred Stock. In June 1998, Mr. Price notified the Company that he intended to exercise his right to have the Series B Preferred Stock redeemed by the Company. Accordingly, the Company issued 411,423 shares (the equivalent of 1,285,696 shares after giving effect to the Company's stock splits in August 1998, January 1999, and May 1999) of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The value of the Company's Class A Common Stock received by Mr. Price on the date of conversion approximated $5.0 million. The common stock vests over a ten-year period or immediately upon a change of control or other events. Accordingly, included as other expense in the Condensed Consolidated Statements of Operations, is a charge for $125,000, representing the amortization of such compensation.

      The shares of Series A Preferred Stock will be repurchased by the Company upon Mr. Price's request, provided that the trading price of the Company's common stock during any 10 consecutive trading days prior to such request was at least $3.61 per share, for a purchase price equal to its then fair market value. The shares of the Series A Preferred Stock will be repurchased by the Company in the event of Mr. Price's death or termination of employment prior to a transaction resulting in payment as aforesaid, under certain conditions. The Company estimated as of March 31, 1999, the value of Series A

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Preferred Stock to be approximately $20.0 million, based upon a 10 day average closing price of $9.39 per share for the Company's common stock. Mr. Price has waived his right to receive such value in cash. Common stock to be issued in exchange for the Series A Preferred Stock will vest over a ten-year period or immediately upon a change of control or other events.

(3)   Shareholders' Equity

      In January 1999, the Company's Board of Directors approved a five-for-four stock split of the Company's Common Stock to shareholders of record as of the close of business on January 19, 1999. The stated par value of each share was not changed from $.01. Approximately $6.7 million shares were issued as a result of the stock split.

      In May 1999, the Board of Directors declared a five-for-four stock split of the Company's Class A Common Stock, payable in the form of 25% stock dividend on May 4, 1999 to shareholders of record at the close of business on April 21, 1999.

      In June 1998, the Company's Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of the Company's Class A Common Stock. During the first quarter of 1999, the company repurchased and retired 892,031 shares at an average price of $8.89 per share.

      All current and prior year earnings (loss) per common share as well at all other share data have been adjusted to reflect all stock splits through May 1999.

(4)   Subsequent Event

      In April 1999, the Company purchased existing minority interests in several of its MSA's and RSA's. Based upon the percentages acquired, the Company increased its existing POP holdings by 93,000 POPS at an aggregate purchase price of approximately $7.1 million or approximately $76.00 per POP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto.

      The discussion contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company.

      References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

OVERVIEW

      Price Communications Wireless, Inc. ("PCW"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Corporation Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. ("Palmer).

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 1999, the Company provided cellular telephone service to 398,542 subscribers (excluding subscribers in the area where the Company had interim operating authority) in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.4 million (including the acquisition of additional Pops in April
1999). The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

      During the course of the year, the Company has been engaged and continues to be engaged in preliminary discussions and negotiations with respect to potential acquisitions and exchanges, all with the object of being accretive in the long term for shareholders and bondholders. There can be no assurance that the Company will be successful in consummating any of such transactions or as to the terms thereof.

Market Ownership

     The following is a summary of the Company's ownership interests in the cellular telephone system in each licensed service area to which the Company provided service at March 31, 1999 and December 31, 1998. The percentages for March reflect the additional minority percentages acquired in April 1999.

                                           March 31,       December 31,
                                             1999              1998
                                             ----              ----
            Dothan, Alabama .............    95.0%             94.6%
            Montgomery, Alabama .........    94.6              92.8
            Albany, Georgia .............    96.8              86.5
            Augusta, Georgia ............   100.0             100.0
            Columbus, Georgia ...........    98.9              85.2
            Macon, Georgia ..............    99.2              99.2
            Savannah, Georgia ...........    98.5              98.5
            Panama City, Florida ........    92.0              78.4
            Alabama 8 - RSA .............   100.0             100.0
            Georgia 6 - RSA .............    96.3              96.3
            Georgia 7 - RSA .............   100.0             100.0
            Georgia 8 - RSA .............   100.0             100.0
            Georgia 9 - RSA .............   100.0             100.0
            Georgia 10 - RSA ............   100.0             100.0
            Georgia 12 - RSA ............   100.0             100.0
            Georgia 13 - RSA ............   100.0              86.5

RESULTS OF OPERATIONS

      The following table sets forth for the Company the percentage which certain amounts bear to total revenue.

                                                       Three Months Ended
                                                           March 31,
                                                           ---------
                                                       1999         1998
                                                      ------       ------
      Revenue:
        Service ................................        93.3%        94.0%
        Equipment sales and installation .......         6.7          6.0
                                                      ------       ------
          Total revenue ........................       100.0        100.0
      Operating expenses:
        Engineering, technical and other direct:
          Engineering and technical (1) ........         6.4          7.5
          Other direct costs of services (2) ...         8.3          7.2
        Cost of equipment (3) ..................        12.1         12.7
        Selling, general and administrative:
          Sales and marketing (4) ..............         8.8         10.7
          Customer service (5) .................         6.4          6.7
          General and administrative (6) .......        10.8         12.0
        Depreciation and amortization ..........        18.9         26.3
                                                      ------       ------
            Total operating expenses ...........        71.7         83.1
        Operating income .......................        28.3%        16.9%
        Operating income before depreciation and
          amortization (7) .....................        47.3%        43.2%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of net costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Revenue. Service revenues totaled $52.8 million for the first quarter of 1999, an increase of 29.8% from $40.7 million for the same period in 1998. The increase is attributable to a combination of several factors which showed positive trends when comparing the current quarter to 1998's first quarter. A significant increase in the average number of subscribers to 389,467 from 316,906, a significant increase in the number of minutes subscribers are using (60.8%) and an increase in the average local revenue per subscriber, which consists primarily of a monthly access fee and billable airtime (including roaming revenue) all contributed to the significant increase.

      Average monthly revenue per subscriber (based upon service revenue only) includes local revenue as well as roaming revenue, but does not include incollect revenue from subscribers, as this revenue offsets the Company's direct cost of service. Such revenue increased to $44.38 for the current quarter from $42.80 for the same period last year or an increase of 3.7%. The significant increase in total minutes used per subscriber from 148 minutes to 198 minutes is noteworthy since this increase does indicate a greater acceptance by customers of the use of cellular service which may manifest itself in increased revenue in the future.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased from $2.6 million for the first quarter of 1998 to $3.8 million for the first quarter of 1999. The increase is primarily due to a 19.4% increase in gross subscriber activations in the current quarter of 1999 compared to 1998. Also contributing to the increase is an increase in accessory sales, as well as an increase in the price point for phone sales, as the Company continues to sell more digital phones compared to analog phones. As a percentage of revenue, equipment sales and installation revenue increased to 6.7% in the current quarter of 1999 from 6.0% in the same quarter of 1998.

      Operating Expenses. Total operating expenses increased from $36.0 million in the first quarter of 1998 to $40.6 million in the current quarter. As a percentage of total revenue, however, operating expenses decreased to 71.7% for the current quarter in 1999 from 83.1 % for the same quarter in 1998.

      Engineering, technical and other direct expenses increased by $1.5 million to $8.3 million in the current quarter from $6.8 million in the first quarter of 1998. Included in engineering, technical and other direct is the expense which represents the difference between the amount the Company charges its subscribers when they roam in other markets compared to the amount the Company is charged by other cellular providers. The increase in this expense for the current quarter in 1999 compared to the same quarter in 1998 amounted to approximately $739,000 as a result of the increased subscribers in 1999. The ratio of revenue to cost remained relatively constant. The significant increase in subscribers and minutes of use resulted in an increase in long distance telephone charges ($672,000), increases in fixed span lines to provide additional capacity ($192,000), and increases in the variable telephone costs from charges per minute of use ($355,000).

      The increase in cost of equipment from $5.5 million in the first quarter of 1998 to $6.8 million in the first quarter of 1999 is a direct result of additional phone sales to the increased number of subscribers added in the current quarter over the same period last year. In the current period, the Company was able to recover approximately 55% of its cost which compares favorably to the 47% recovery in the same quarter of 1998.

      Selling, general and administrative expenses increased only $1.3 million, and as a percentage of revenue decreased from 29.4% to 26.0% when comparing the current three month period to the same period in 1998. Sales and marketing (including the cost of installation) increased $336,000 when comparing the current quarter to last year's first quarter. Advertising and commissions were variable expenses that contributed to the increase. The cost to add a gross subscriber, which includes sales and marketing costs combined with the loss on equipment sales, an important statistic in the cellular industry, decreased from approximately $223 per subscriber for the first three months of 1998 to approximately $199 in the first quarter of 1999. General and administrative expenses, which include customer service expenses, amounted to $8.4 million for the current three month period versus $7.5 million for the same period last year. Customer service, which consists primarily of costs relating to the generation of the subscriber's monthly invoice and payroll costs, increased $681,000 for the current period. The cost per subscriber, however, remained flat at approximately $3 per subscriber.

      General and administrative expenses (including Corporate) increased only $922,000 for the current quarter compared to the same quarter in 1998. The increase was related to additional "MIS" support expenses, due to the increase in the average number of subscribers, as well as increased license and maintenance fees related to the various systems maintained by the Company, including the Company's fraud prevention system and prepay system. General and administrative expenses without customer service costs decreased to 10.8% of total revenue for the 1999 quarter compared to 12.0% for the same period in 1998.

      Depreciation and amortization decreased 5.9% to $10.7 million for the first quarter of 1999 from $11.4 million for the first quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 18.9% for the first quarter of 1999 compared to 26.3% for the first quarter of 1998. The reduction reflects the adjustment of the value of the licenses in the fourth quarter of 1998 to finalize purchase accounting.

      Operating income increased approximately 119% to $16.0 million in the first quarter of 1999 from $7.3 million for the same period in 1998. Operating income before depreciation and amortization amounts to 47.3% of total revenue in the current quarter compared to 43.2% of total revenue in the same quarter of 1998. This increase in operating margin is attributable primarily to the strong increase in revenue as a result of significant subscriber growth, increases in roaming revenue, and management's emphasis on cost control, which has resulted in an average operating cost (total operating costs before depreciation and amortization) of $21.20 for the current three month period compared to $22.48 for the first quarter of 1998.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense increased to $21.1 million for the first quarter of 1999 from $17.9 million in the first quarter of 1998 primarily due to the increased level of debt from the refinancings which took place in the second and third quarters of 1998. Somewhat offsetting the increase in interest expense is the increase in interest income, as a result of the higher level of available cash during the first quarter of 1999 compared with the first quarter of 1998.

      The current period income tax benefit of $1.9 million compared to the income tax benefit of $4.0 million in the first quarter of 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting. This reduction is lower for the current quarter due to the smaller loss before income taxes.

      The net loss for the first quarter of 1999 was $3.3 million compared to a net loss of $6.8 million for the first quarter of 1998 represents a decrease of approximately 52%. The decrease in the net loss is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, and, to a lesser extent, operating cash flow. During the three month period ended March 31, 1999, the Company generated $20.1 million of cash provided by operations as shown in the Condensed Consolidated Statements of Cash Flows. The Company's EBITDA (earnings before interest, depreciation, and amortization) was $26.8 million for the current quarter. The Company's debt service requirements for the current year consists of cash interest payments of 68.5 million of which $10.3 million was paid in January 1999. The remaining cash interest requirements are approximately $24.0 million during the second quarter, $10.3 million during the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash position, there does not appear to be any necessity to provide additional funding for the current level of operations. The Company's outstanding debt instruments consist of $525 million 9 1/8% Senior Secured Notes due June 15, 2002, $175 million and 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

YEAR 2000 IMPACT

      The Company is in the process of reviewing the full impact that the Year 2000 could have on its operational and financial systems. The Company has chosen its current billing and MIS outsource provider to coordinate the testing of all of the operating and financial systems that could effect the Company's operations. Several of these systems such as the point of sale system, the prepaid calling system, wide area network and local area network, and general ledger system are currently integrated into the billing system.

      The Company's current billing vendor and MIS outsource provider has committed to test the compliance of the above systems with the Year 2000 requirements by reviewing each system's upgrade releases which these third party providers maintain will make their systems Year 2000 compliant. Most of these third party providers deal with other cellular companies which enable the Company to leverage the knowledge obtained from servicing these other cellular and telecommunications companies. The Company anticipates that this will reduce the testing and validation time necessary for a comprehensive review.

      In addition to the testing of third party provider systems, the current billing vendor will review their own internal operating systems to verify Year 2000 compliance. They will then test the integration of the updated Year 2000 versions with their own updated version to ensure compliance and operational compatibility.

      The Company, with the billing provider's guidance, has formulated its strategy after analyzing all systems that could have an effect on the Company's operations and prioritizing the impact into high, medium and low risk. The Company estimates that the total costs of these testing and upgrading procedures will be less than $2.0 million. However, the Company is unable to predict all of the implications of the Year 2000 issue as it relates to the Company's suppliers and other entities. It is anticipated that the substantial portion of these costs will be incurred during 1999 and will be expensed when incurred.

      The Company has investigated the possibility of establishing a contingency plan in the event the above is not successful. The Company's dependence on a few key third party providers which providers service most of the cellular industry to a great extent and therefore the lack of accessibility of alternative systems make a contingency plan impractical.

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

                                     PRICE COMMUNICATIONS CORPORATION


Date: May 10, 1999                   By: /s/ Robert Price
                                         ---------------------------------------
                                     Robert Price
                                     Director, President and Treasurer


                                     By: /s/ Kim I Pressman
                                         ---------------------------------------
                                     Kim I Pressman
                                     Vice President and Chief Financial Officer


                                     By: /s/ Michael Wasserman
                                         ---------------------------------------
                                     Michael Wasserman
                                     Vice President and Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

  27                         Financial Data Schedule