Form 10-K/A
period 1998-12-31
PRICE COMMUNICATIONS CORP
filed 1999-07-09
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               Amendment Number 3
                  Annual Report Pursuant To Section 13 Or 15(d)
                     Of The Securities Exchange Act Of 1934

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

The number of shares outstanding of the Company's common stock as of March 2, 1999 was 27,096,846

Amendment number three is being filed solely for the purpose of inclusion of the consent form by our public accountants, Arthur Andersen LLP. In addition, the
Exhibit Index is amended to include:

Item 23.1: Consent of Public Accountants.

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

10.21 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form on Note and Guarantee) incorporated by reference to registration Statement on Form S-4 of Wireless (333-64773)..1

23.1        Consent of Public Accountants.