Form 10-Q
period 1999-06-30
PRICE COMMUNICATIONS CORP
filed 1999-07-30
CIK 355787

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

                  For the quarterly period ended June 30, 1999

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

                  Registrant's telephone number (212) 757-5600

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of July 15, 1999 was 51,279,089

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.           FINANCIAL INFORMATION

      ITEM 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets-
                 June 30, 1999 and December 31, 1998........................I-1

           Condensed Consolidated Statements of Operations -
                 Three months ended June 30, 1999 and 1998
                 and six months ended June 30 1999 and 1998.................I-2

           Condensed Consolidated Statements of Cash Flows -
                 Six months ended June 30, 1999 and 1998....................I-3

           Condensed Consolidated Statement of Shareholders'
                 Equity - Six months ended June 30, 1999....................I-4

           Notes to Condensed Consolidated Financial Statements.............I-5

      ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................I-7

      ITEM 3. Quantitative and Qualitative Disclosures about Market Risk....I-13

PART II.          OTHER INFORMATION

      ITEM 1. Legal Proceedings.............................................II-1

      ITEM 2. Changes in Securities.........................................II-1

      ITEM 3. Defaults Upon Senior Securities-None..........................II-1

      ITEM 4. Submission of Matters to a Vote of Security Holders...........II-1

      ITEM 5. Other Information.............................................II-1

      ITEM 6. Exhibits and Reports on Form 8-K..............................II-1

SIGNATURES..................................................................II-2

Item 1. Financial Statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                    (Unaudited)      (Audited)
                                                      June 30,      December 31,
                                                        1999            1998
                                                    -----------     ------------

                  Assets
Current assets:
  Cash and cash equivalents                          $  197,672     $  204,999
  Trade accounts receivable, net                         24,076         20,509
  Receivable from other cellular carriers                 3,067          2,282
  Available for sale securities                           8,145          5,608
  Prepaid expenses and deposits                             577            521
  Inventory                                               2,799          3,940
                                                     ----------     ----------

         Total current assets                           236,336        237,859

Net property and equipment                              145,306        144,895
Licenses, net of amortization                           869,511        876,952
Other intangible assets and other assets,
  at cost less accumulated amortization                  20,269         26,563
                                                     ----------     ----------
                                                     $1,271,422     $1,286,269
                                                     ==========     ==========

          Liabilities and Equity

Current liabilities:
  Accounts payable and accrued expenses              $   30,441     $   25,336
  Accrued interest payable                               11,617         11,779
  Accrued salaries and employee benefits                  3,172          3,256
  Deferred revenue                                        6,355          5,535
  Customer deposits                                       1,253            921
  Deferred tax liability, net                             1,920            272
                                                     ----------     ----------

        Total current liabilities                        54,758         47,099

Long-term debt                                          700,000        909,432
Accrued income taxes - long term                         34,032         25,434
Deferred income taxes                                   291,315        290,370
Minority interests                                        6,939          9,530
                                                     ----------     ----------

        Total liabilities                             1,087,044      1,281,865
                                                     ----------     ----------

Commitments and contingencies

Redeemable preferred stock, Series A,
  par value $.01 per share;
  364,066 in 1999 and 728,133 in
  1998, respectively                                         13             25

Shareholders' equity                                    184,365          4,379
                                                     ----------     ----------
                                                     $1,271,422     $1,286,269
                                                     ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                 ($in thousands)

                                   (Unaudited)

                                                                For the three months                     For the six months
                                                                    ended June 30,                           ended June 30,
                                                           --------------------------------        --------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Revenue:
  Service                                                  $     59,839        $     45,737        $    112,660        $     86,421
  Equipment sales and installation                                4,770               3,181               8,540               5,772
                                                           ------------        ------------        ------------        ------------
        Total revenue                                            64,609              48,918             121,200              92,193
                                                           ------------        ------------        ------------        ------------

Operating expenses:
  Engineering, technical and other direct                         8,076               6,655              16,389              13,022
  Cost of equipment                                               7,601               6,019              14,441              11,515
  Selling, general and administrative                            16,149              14,855              30,812              27,580
  Depreciation and amortization                                  10,681              11,230              21,415              22,460
                                                           ------------        ------------        ------------        ------------
        Total operating expenses                                 42,507              38,759              83,057              74,577
                                                           ------------        ------------        ------------        ------------

        Operating income                                         22,102              10,159              38,143              17,616
                                                           ------------        ------------        ------------        ------------

Other income (expense):
  Interest expense, net                                         (21,298)            (18,137)            (42,370)            (36,178)
  Other income (expense), net                                       731               6,662               1,130               6,845
                                                           ------------        ------------        ------------        ------------

        Total other expense                                     (20,567)            (11,475)            (41,240)            (29,333)
                                                           ------------        ------------        ------------        ------------

        Income (loss) before minority
          interest share of income,
          income taxes and
          extraordinary item                                      1,535              (1,316)             (3,097)            (11,717)

Minority interest share of income                                  (370)               (542)               (987)             (1,002)
                                                           ------------        ------------        ------------        ------------

        Income (loss) before income
          taxes and extraordinary item                            1,165              (1,858)             (4,084)            (12,719)

Income tax (expense) benefit                                       (431)                596               1,511               4,612
                                                           ------------        ------------        ------------        ------------

        Income (loss) before
          extraordinary item                                        734              (1,262)             (2,573)             (8,107)

Extraordinary item - write-off of
  deferred finance costs, net of
  income tax benefit of $3,935                                       --              (5,902)                 --              (5,902)
                                                           ------------        ------------        ------------        ------------

        Net income (loss)                                  $        734        $     (7,164)       $     (2,573)       $    (14,009)
                                                           ------------        ------------        ------------        ------------

Other comprehensive income, net of tax
  Unrealized gain (loss) on available
    for sale securities                                          (1,439)             (3,881)              1,425               2,639
  Reclassification adjustment                                       (32)             (1,065)                (93)             (3,026)
                                                           ------------        ------------        ------------        ------------
Comprehensive income (loss)                                $       (737)       $    (12,110)       $     (1,241)       $    (14,396)
                                                           ============        ============        ============        ============

Per share data:
  Basic earnings (loss) per share                          $       0.02        $      (0.21)       $      (0.07)       $      (0.41)
  Weighted average shares outstanding                        34,576,000          34,278,000          34,186,000          34,406,000
  Diluted earnings (loss) per share                        $       0.02        $      (0.21)       $      (0.07)       $      (0.41)
  Weighted average shares outstanding                        38,819,000          34,278,000          34,186,000          34,406,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                                                For the six months
                                                                                   ended June 30,
                                                                              ----------------------
                                                                                 1999         1998
                                                                              ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                          $  (2,573)   $ (14,009)
                                                                              ---------    ---------
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
            Depreciation and amortization                                        21,415       22,460
            Minority interest share of income                                       987        1,002
            Deferred income taxes                                                (1,734)      (8,586)
            Gain on sale of marketable securities                                (1,735)      (8,093)
            Interest deferred and added to long-term debt                        11,309        5,876
            Amortization of deferred finance costs                                1,307       10,972
            Deferred compensation expense                                           599           --
            Increase in trade accounts receivable                                (4,352)      (2,732)
            Increase (decrease) in accounts payable and accrued expenses         14,213       (7,431)
            (Decrease) increase in accrued interest payable                        (162)       1,640
            Changes in other accounts                                             2,225          925
                                                                              ---------    ---------
             Total adjustments                                                   44,072       16,033
                                                                              ---------    ---------
               Net cash provided by operating activities                         41,499        2,024
                                                                              ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                                         (10,771)      (4,171)
   Sale of available-for-sale securities                                          2,742       24,756
   Purchase of available-for-sale securities                                     (1,282)      (6,686)
   Purchase of minority interests                                                (7,177)          --
                                                                              ---------    ---------
               Net cash used in investing activities                            (16,488)      13,898
                                                                              ---------    ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                                      --      525,000
   Repayment of long-term debt                                                       --     (437,999)
   Payment of debt issuance costs                                                    --      (13,760)
   Purchase of common stock                                                     (31,565)          --
   Cash pledged for outstanding interest rate contracts                              --       (6,738)
   Increase in other intangible assets and other assets                            (788)        (575)
   Exercise of employee stock options                                                15           --
   Other                                                                             --          535
                                                                              ---------    ---------
               Net cash used in financing activities                            (32,338)      66,463
                                                                              ---------    ---------

               Net increase (decrease) in cash and cash equivalents              (7,327)      82,385
Cash and cash equivalents at the beginning of period                            204,999       29,451
                                                                              ---------    ---------
Cash and cash equivalents at the end of period                                $ 197,672    $ 111,836
                                                                              =========    =========
Supplemental disclosure of cash flow information:
   Non-cash transactions - stock bonus                                        $     595    $     500
                                                                              =========    =========
   Income taxes paid, net                                                     $     205    $      63
                                                                              =========    =========
   Interest paid                                                              $  34,234    $  20,577
                                                                              =========    =========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Shareholders' Equity

                                ($ in thousands)

                                   (Unaudited)

                                               Common Stock
                                                 Class A           Additional                                             Total
                                         ----------------------     paid-in    Unrealized    Retained     Deferred    shareholders'
                                           Shares       Amount      capital       gain       earnings   compensation     equity
                                         ---------    ---------    ---------   ----------    ---------  ------------  -------------
Balances at December 31, 1998               21,677    $     218    $  (5,869)   $   2,836    $   7,194    $       --    $   4,379
                                         ---------    ---------    ---------    ---------    ---------    ----------    ---------
Adjustment to reflect five for four
  stock split in Jan. 1999 for which
  the shares were previously adjusted        5,545           53          (53)                                                  --
Five for four stock split in May, 1999       6,470           65          (65)                                                  --
Change in unrealized gain on
  marketable equity securities,
  net of tax effect                                                                 1,425                                   1,425
Purchase of treasury stock                  (2,353)         (18)     (31,541)                                             (31,559)
Cashless stock option exercise                 323            3           (3)                                                  --
Stock options exercised-cash                    14            1           14                                                   15
Issuance of common stock for
  payment of  prior year accrued bonus          50           --          594                                                  594
Conversion of Class A and Class B
  preferred stock to common stock            1,657           17       28,831                                 (28,854)          (6)
Deferred compensation expense
  associated with the conversion of
  preferred stock to common stock                                                                                599          599
Shares issued for conversion of
  PIK notes                                 17,245          172      220,569                                              220,741
Write off of deferred finance costs
  on PIK notes                                                        (5,760)                                              (5,760)
Write off of deferred taxes related
  to PIK notes                                                        (3,490)                                              (3,490)
Net loss                                                                                        (2,573)                    (2,573)
                                                                                                                               --
                                         ---------    ---------    ---------    ---------    ---------    ----------    ---------
Balances at June 30, 1999                   50,628    $     511    $ 203,227    $   4,261    $   4,621    $  (28,255)   $ 184,365
                                         =========    =========    =========    =========    =========    ==========    =========

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

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at their fair value. This statement is effective for fiscal years beginning after June 15, 1999, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements nor that the Financial Accounting Standards Board has any authority to compel this.

Reclassifications

      Certain reclassifications have been made to the 1998 Financial Statements to conform to the 1999 presentation.

(2)   Redeemable Preferred Stock

      During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company's Series A Preferred Stock, and 364,000 shares of the Company's Series B Preferred Stock. In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have the Series B Preferred Stock redeemed by the Company. Mr. Price, pursuant to the terms of the Series B Preferred Stock, would have received a cash payment of $5 million in respect of the redemption. In order to avoid a significant cash payment to Mr. Price at a time when the company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue 411,423 shares (the equivalent of 1,285,696 shares after giving effect to the Company's stock splits in August 1998, January 1999, and May 1999) of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The value of the Company's common stock received by Mr. Price on the date of conversion approximated $5.0 million. The common stock vests over a ten-year period or immediately upon a change of control or other events. Accordingly, included as other expense in the Condensed Consolidated Statements of Operations for the six months ended June 30, 1999 is a charge for $375,000 representing the amortization of such deferred compensation.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

      In June 1999, Mr. Price notified the Company that he was considering the exercise of his right to have one half of the Series A Preferred Stock redeemed by the Company. Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have received a cash payment of $23.9 million in respect of the redemption. In order to avoid a significant cash payment to Mr. Price at a time when the company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 1.7 million shares of its $.01 par value common stock to Mr. Price in exchange for approximately 364,000 shares of Series A Preferred Stock. The value of the Company's common stock received by Mr. Price on the date of conversion approximated $23.9 million. The common stock vests over a twenty year period or immediately upon a change of control or other events. Accordingly included as other expense is $100,000 representing one month's amortization of such deferred compensation. The balance of Mr. Price's shares of Series A Preferred Stock will be repurchased by the Company upon Mr. Price's request. The shares of the Series A Preferred Stock will be repurchased by the Company in the event of Mr. Price's death or termination of employment prior to a transaction resulting in payment as aforesaid under certain conditions. As of June 30, 1999, the value of the remaining Series A Preferred Stock approximated $25.5 million which amount is convertible into approximately 1.7 million shares of the Company's common stock.

      Included as an offset to shareholders' equity is the unamortized deferred compensation related to the conversion in 1998 of the Class B Preferred Stock and the conversion in 1999 of a portion of the Class A Preferred Stock.

(3)   Shareholders' Equity

      In January 1999, the Company's Board of Directors approved a five-for-four stock split of the Company's Common Stock payable in the form of a 25% stock dividend to shareholders of record as of the close of business on January 19, 1999. The stated par value of each share was not changed from $.01. Approximately 5.5 million shares were issued as a result of the stock split.

      In May 1999, the Board of Directors declared a five-for-four stock split of the Company's common stock payable in the form of a 25% stock dividend on May 4, 1999 to shareholders of record at the close of business on April 21, 1999. Approximately 6.7 million shares were issued as a result of the stock split.

      All current and prior year earnings (loss) per common share as well as all other share data have been adjusted to reflect all stock splits through May 1999.

      In 1998 and 1999, the Company's Board of Directors authorized stock repurchase programs of up to 5.1 million shares of the Company's common stock. During the first six months of 1999, the Company repurchased and retired 2.4 million shares at an average price of $13.42 per share.

            In June 1999, the Company allowed the conversion of the outstanding indebtedness of its wholly owned subsidiary Price Communications Cellular Holding, Inc. ("PCH"). According to the indenture, in the event the daily high price of the Company's common stock equaled or exceeded 115% of the Exchange Price for 10 out of 15 consecutive trading days, the Company could convert PCH's $200 million plus accrued interest, 11 1/4% Senior Exchangeable Payable-in-Kind Notes. The terms of the indenture were met and the Company issued 17.2 million shares of its common stock in exchange for PCH's Notes which Notes included $20.7 million of accreted interest to the date of conversion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto.

      The discussion contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company and its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company.

OVERVIEW

      Price Communications Wireless, Inc. ("PCW") a wholly owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Corporation Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC" the "Company"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. ("Palmer).

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 1999, the Company provided cellular telephone service to approximately 418,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Service Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

      During the course of the year, the Company has been engaged and continues to be engaged in preliminary discussions and negotiations with respect to potential acquisitions and exchanges, all with the object of being accretive in the long term for shareholders and bondholders. There can be no assurances that the Company will be successful in consummating any of such transactions or as to the terms thereof.

Market Ownership

      The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at June 30, 1999.

                                                   June 30, 1999
                        DLJ Winter 98-9   ------------------------------
  Cellular       MSA      Estimated       Percentage            Net POPS
Service Area    Rank     Market POPS       Ownership             Owned
------------    ----     -----------       ---------             -----

Albany           270      117,984            96.8%              114,209
Augusta          105      440,864           100.0%              440,864
Columbus         165      250,845            99.1%              248,587
Macon            139      318,227            99.6%              316,954
Savannah         152      288,736            98.5%              284,405
Montgomery       138      320,687            94.6%              303,370
Dothan           252      133,618            95.0%              126,937
Panama City      230      149,953            92.0%              137,957
GA-6                      203,899            96.5%              196,763
GA-7                      135,121           100.0%              135,121
GA-8                      157,912           100.0%              157,912
GA-9                      118,111           100.0%              118,111
GA-10                     151,827           100.0%              151,827
GA-12                     215,935           100.0%              215,935
GA-13                     148,361           100.0%              148,361
AL-8                      173,677           100.0%              173,677
                        ---------                             ---------
                        3,325,757                             3,270,990
                        =========                             =========

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage which certain amounts bear to total revenue.

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                                 --------           --------
                                              1999      1998     1999      1998
                                              ----      ----     ----      ----
Revenue:
 Service .................................    92.6%     93.5%    93.0%    93.7%
 Equipment sales and installation ........     7.4       6.5      7.0      6.3
                                             -----     -----    -----    -----
      Total revenue ......................   100.0     100.0    100.0    100.0
                                             -----     -----    -----    -----

Operating expenses:
 Engineering, technical and other direct:
    Engineering and technical (1) ........     5.3       6.2      5.8      6.8
    Other  direct  costs of services(2) ..     7.2       7.4      7.7      7.3
 Cost of equipment (3) ...................    11.7      12.3     11.9     12.5
 Selling, general and administrative:
    Sales and marketing (4) ..............     8.3      12.0      8.5     11.4
    Customer service (5) .................     6.3       6.3      6.3      6.5
    General and administrative (6) .......    10.4      12.0     10.6     12.0
 Depreciation and amortization ...........    16.5      23.0     17.7     24.4
                                             -----     -----    -----    -----
       Total operating expenses ..........    65.7      79.2     68.5     80.9
                                             -----     -----    -----    -----
 Operating income ........................    34.3%     20.8%    31.5%    19.1%
 Operating income before  depreciation and
    Amortization (7) .....................    50.7%     43.7%    49.1%    43.5%

----------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber invoices.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      Revenue. Service revenues totaled $59.8 million for the second quarter of 1999, an increase of 30.8% from $45.7 million for the second quarter of 1998. The significant increase is primarily attributable to the continued improvement in the operating statistics combined with an increase in the average number of subscribers for the period. The average number of subscribers increased by approximately 76,000 for the current three months compared to last year's second quarter. In addition, roaming revenue increased by $3.8 million or 57% over last year's second quarter results.

      Average monthly revenue per subscriber (service revenue per the financial statement) excludes incollect revenue from our subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the second quarter of 1999, the average monthly revenue per subscriber amounted to $48.70 compared to $45.30 for the same period last year or an increase of 7.5%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also markedly increased improving from 187 minutes for last year's second quarter to 247 minutes for the current quarter. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $4.8 million for the second quarter of 1999 compared to $3.2 million for the second quarter of 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers. In addition, increased sales of accessories, as well as the sale of digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $4.3 million for the current three month period but decreased as a percentage of total revenue to 49.3% from 56.3% for the second quarter of 1998.

      Engineering, technical and other direct costs of service increased to $8.1 million for the second quarter of 1999 from $6.7 million for the second quarter of 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other markets and the amount charged to those subscribers. Although the cost increased by $1.3 million, the amount recovered from subscribers increased by $1.6 million which resulted in an improved recovery ratio. The recovery ratio amount may improve further based on the negotiated decreases in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase is a result of the increased subscriber base which generates increases in long distance costs, and span and inter-trunk cost increases as a result of the increase in the lines due to the additional cellular usage.

      Cost of equipment increased to $7.6 million for the second quarter of 1999 from $6.0 million for the second quarter of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones and the increase in accessories sold to subscribers. The percentage of cost recovered increased from 52.8% for the second quarter of 1998 to 62.8% for the current quarter. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased by $1.2 million from $14.9 million in the second quarter of 1998 to $16.1 million for the same period of the current year. As a percentage of revenue, SG&A for the current three month period is 25.0% of revenue compared to 30.4% for the same three month period in 1998 or an improvement of 17.8%. SG&A expenses decreased by $740,000 as a result of stronger budgetary controls initiated by management. Decreases in salaries combined with flat advertising expenditures were factors contributing to the decrease in the current three month period. The cost to add a gross subscriber, which consists of the net cost of equipment sold, installation costs and sales and marketing, has improved, decreasing from $221.67 for the second quarter of 1998 to $205.16 for the same period in 1999 or a decrease of 7.4%. General and administrative expenses, which include customer service expenses, increased to $10.8 million for the current three month period from $9.0 million for the same period in 1998. As a percentage of revenue, general and administrative expenses for the current quarter amounts to 16.7% of revenue compared to 18.3% of revenue for the second quarter of 1998. Customer service expenses increased $1.0 million for the current quarter but remained at 6.3% of revenue as it was in last year's second quarter. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses increased by $803,000 principally as a result of increased bad debts, which were partially offset by decreases in payroll and related expenses.

      Depreciation and amortization decreased $549,000 to $10.7 million in the current period from $11.2 million for the second quarter of 1998. The decrease was primarily due to the reduction in the carrying value of the licenses due to the finalization of purchase accounting in the fourth quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 16.5% for the second quarter of 1999 compared to 23.0% for the second quarter of 1998.

      Operating income increased significantly to $22.1 million in the second quarter of 1999 from $10.2 million for the second quarter of 1998. Operating income before depreciation and amortization increased to 50.7% as a percentage of revenue compared to 43.7% for the second quarter of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense increased to $21.3 million for the second quarter of 1999 from $18.1 million in the second quarter of 1998, primarily due to the increased level of debt from the refinancings which occurred in the second and third quarters of 1998. Partially offsetting this increase is the additional interest earned on the higher level of cash during the second quarter of 1999. The conversion of the PCH debt in June 1999 will reduce future interest expense by approximately $24.8 million annually.

      Other income (net) for 1999 includes the amortization of deferred compensation related to the conversion by Mr. Price of Series A and B Preferred shares as well as gains on the disposition of marketable securities. Amortization of deferred compensation expense will increase by approximately $1.2 million annually in future periods as a result of Mr. Price's conversion of Series A Preferred shares in June 1999. In 1998, other income includes the gain from the sale of PriCellular stock which is the principle component of other income for 1998.

      The provision for taxes in the current quarter of $431,000 as compared to the income tax benefit of $596,000 in the second quarter of 1998 is a result of taxable income for the current quarter compared to a loss for 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties, which was established as the result of purchase accounting.

      The net income for the current three month period of $734,000 compared to a net loss for the second quarter of 1998 of $7.2 million is a function of the items discussed above. In addition, the second quarter of 1998 includes $5.9 million net of taxes of deferred finance charges written off as the result of early extinguishment of debt.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Revenue. Service revenues totaled $112.7 million for the six month period of 1999, an increase of 30.4% from $86.4 million for the same period of 1998. The significant increase is primarily attributable to the increase in the average number of subscribers for the period. The average number of subscribers increased by approximately 73,000 for the current six month period compared to last year's comparable period. In addition, roaming revenue increased by $7.0 million or 58% over last year's six month results.

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since the revenue is offset against incollect expense in the other direct cost caption. For 1999, the average monthly revenue per subscriber amounted to $47.00 compared to $44.08 for the same period last year or an increase of 6.6%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also increased improving from 167 minutes for last year's six month period quarter to 224 minutes for the current six months. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by our subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $8.5 million for the first six months of 1999 compared to $5.8 million for the same period in 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers as well as additional gross subscriber additions for the current six month period. In addition, increased sales of accessories, as well as the sale of digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $8.8 million for the current six month period but decreased as a percentage of total revenue to 50.8% from 56.5% for last year's comparable period.

      Engineering, technical and other direct costs of service increased to $16.4 million for the current six months from $13.0 million for the same period in 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for our subscribers roaming in their markets and the amount charged to subscribers. Although the cost increased by $4.3 million, the amount recovered from subscribers increased by $3.8 million resulting in a net increase of $470,000 for the current six months. In the future, the recovery ratio may improve based on the negotiated decrease in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase is a result of the increased subscriber base which generates increases in long distance costs, and span and inter-trunk cost increases as a result of the increase in the lines due to the additional cellular usage

      Cost of equipment increased to $14.4 million for the current period from $11.5 million for the first six months of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones, the increase in gross subscriber additions and the increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 50.1% for 1998 to 59.1% for 1999. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased $2.5 million to $30.8 million from $27.6 million in 1998. As a percentage of revenue, SG&A for the current six month period is 25.4% of revenue compared to 29.9% for the same six month period in 1998 or an improvement of 15.0%. SG&A expenses decreased by $173,000 as a result of stronger budgetary controls initiated by management. Decreases in salaries combined with slight increases in advertising expenditures and installation costs were factors contributing to the decrease in the current month period. The cost to add a gross subscriber, which consists of the net cost of equipment sold, installation costs and sales and marketing, has improved, decreasing from $222.25 for the six months of 1998 to $202.16 for the same period in 1999 or a decrease of 9.0%. General and administrative expenses, which include customer service expenses, increased to $20.4 million for the current six month period from $17.0 million for the same period in 1998. As a percentage of revenue, the current six month period amounts to 16.8% of revenue compared to 18.4% of revenue for the same period in 1998. Customer service expenses increased $1.7 million but remained at 6.3% of revenue a light decrease from the 6.5% for last year's six month period. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses increased by $1.0 million principally as a result of increased bad debts, which were partially offset by decreases in payroll and related expenses.

      Depreciation and amortization decreased to $21.4 million in the current period from $22.5 million for the same period in 1998. The decrease was primarily due to the reduction in the carrying value of the licenses due to the finalization of purchase accounting in the fourth quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 17.7% for 1999 compared to 24.4% for 1998.

      Operating income increased significantly to $38.1 million for the first six months of 1999, from $17.6 million for the same period in 1998. Operating income before depreciation and amortization increased to 49.1% as a percentage of revenue compared to 43.5% for the first six months of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense increased to $42.4 million for 1999 from $36.2 million in the first six months primarily due to the increased level of debt from the refinancings which occurred in the second and third quarters of 1998. Partially offsetting this increase is the additional interest earned on the higher level of cash during the second quarter of 1999. The conversion of the PCH debt in June 1999 will reduce future interest expense by approximately $24.8 million annually.

      Other income (net) for 1999 includes the amortization of deferred compensation related to the conversion by Mr. Price of Series A and B Preferred shares as well as gains on the disposition of marketable securities. Amortization of deferred compensation expense will increase by approximately $1.2 million annually in future periods as a result of Mr. Price's conversion of Series A Preferred shares in June 1999. In 1998, other income includes the gain from the sale of PriCellular stock which is the principle component of other income for 1998.

      The income tax benefit was $1.5 million for the first six months of 1999 compared to $4.6 million for the same period in 1998. The income tax benefit in 1998 represents the reduction of the accrued liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting.

      The net loss for the current six month period of $2.6 million compared to a net loss $14.0 million for 1998 is a function of the items discussed above. In addition, the second quarter of 1998 includes $5.9 million net of taxes of deferred finance charges written off as the result of early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through bank debt, debt issued to the public and, to a lesser extent, operating cash flow. During the current six month period, the Company generated $41.5 million of operating cash flow as shown in the Condensed Consolidated Statement Of Cash Flows compared to $2.0 million for 1998. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $34.3 million has been paid through June 30, 1999. The remaining cash interest requirements are approximately $10.3 million in the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its current available cash position, there does not appear to be any necessity to provide additional funding for the current level of operations. The Company's outstanding debt instruments consist of $525 million of 9 1/8% Senior Secured Notes due June 15, 2002 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

YEAR 2000 IMPACT

      The Company is in the process of reviewing the full impact that the Year 2000 could have on its operational and financial systems. The Company has chosen its current billing and MIS outsource provider to coordinate the testing of all of the operating and financial systems that could effect the Company's operations. Several of these systems, such as the point of sale system, the prepaid calling system, wide area network and local area network, and general ledger system are currently integrated into the billing system.

      The Company's current billing vendor and MIS outsource provider (EDS) has committed to test the compliance of the above systems with the Year 2000 requirements by reviewing each system's upgrade releases which these third party providers maintain will make their systems Year 2000 compliant. Most of these third party providers deal with other cellular companies, which enables the Company to leverage the knowledge obtained from servicing these other cellular and telecommunications companies. The Company anticipates that this will reduce the testing and validation time necessary for a comprehensive review.

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

      The Company has investigated the possibility of establishing a contingency plan in the event the above is not successful. The Company's dependence on a few key third party providers, which provides service to most of the cellular industry combined with the lack of accessibility of alternative systems makes a contingency plan impractical.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      On July 14, 1999 the Company held its annual meeting of shareholders. The two items voted on are as follows:

            Election of George Cadgene as director to serve for a term of three years expiring in 2002 Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 60,000,000 to 120,000,000. The total eligible shares were 36,857,316.

            As to the election of George Cadgene: 34,127,721 or 92.6% of the eligible vote voted in favor with 44,828 withheld

            As to the amendment: 33,808,067 or 91.7% of the eligible vote voted in favor with 336,633 or .9% voting against and 27,849 votes withheld

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


                                     PRICE COMMUNICATIONS CORPORATION


Date: July 27, 1999                  By: /s/ Robert Price
                                        ----------------------------------------
                                     Robert Price
                                     Director, President and Treasurer


                                     By: /s/ Kim I Pressman
                                        ----------------------------------------
                                     Kim I Pressman
                                     Vice President and Chief Financial Officer


                                     By: /s/ Michael Wasserman
                                        ----------------------------------------
                                     Michael Wasserman
                                     Vice President and Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                       Description
------                       -----------

 27                    Financial Data Schedule