Form 10-Q/A
period 1999-06-30
PRICE COMMUNICATIONS CORP
filed 1999-08-16
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                             ----------------------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from         to

                             ----------------------

                             Commission file number
                                    333-36253
                                    ---------

                       PRICE COMMUNICATIONS WIRELESS, INC.
             (Exact Name of Registrant as specified in its charter)

                  Delaware                         13-3956941
        (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)        Identification No.)

             45 Rockefeller Plaza,                    10020
              New York, New York                    (Zip Code)
   (Address of principal executive offices)

                  Registrant's telephone number (212) 757-5600

                             ----------------------

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of July 31, 1999 was 100.

================================================================================

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                      INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)
        Price Communications Wireless, Inc. and Subsidiaries
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......   1
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........   2
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................   3
        Notes to Condensed Consolidated Financial Statements .............................   4

        Palmer Wireless Holdings, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......   6
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........   7
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................   8
        Notes to Condensed Consolidated Financial Statements .............................   9

        Cellular Systems of Southeast Alabama, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  10
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  11
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  12
        Notes to Condensed Consolidated Financial Statements .............................  13

        Albany Cellular Partners
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  14
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  15
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  16
        Notes to Condensed Consolidated Financial Statements .............................  17

        Cellular Dynamics Telephone Company of Georgia
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  18
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  19
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  20
        Notes to Condensed Consolidated Financial Statements .............................  21

        Columbus Cellular Telephone Company
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  22
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  23
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  24
        Notes to Condensed Consolidated Financial Statements .............................  25

        Dothan Cellular Telephone Company, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  26
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  27
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  28
        Notes to Condensed Consolidated Financial Statements .............................  29

        Macon Cellular Telephone Systems Limited Partnership
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  30
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  31
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  32
        Notes to Condensed Consolidated Financial Statements .............................  33

        Montgomery Cellular Holding, Co., Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  34
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  35
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  36
        Notes to Condensed Consolidated Financial Statements .............................  37

        Montgomery Cellular Telephone Company, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  38
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  39
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  40
        Notes to Condensed Consolidated Financial Statements .............................  41

        Panama City Cellular Telephone Company, Ltd.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  42
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  43
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  44
        Notes to Condensed Consolidated Financial Statements .............................  45

        Panhandle Cellular Partnership
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  46
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  47
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  48
        Notes to Condensed Consolidated Financial Statements .............................  49

        Savannah Cellular Limited Partnership
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  50
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  51
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  52
        Notes to Condensed Consolidated Financial Statements .............................  53

        CEI Communications, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  54
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  55
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  56
        Notes to Condensed Consolidated Financial Statements .............................  57

        Panama City Communications, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  58
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  59
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  60
        Notes to Condensed Consolidated Financial Statements .............................  61

        Price Communications Wireless II, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  62
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  63
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  64
        Notes to Condensed Consolidated Financial Statements .............................  65

        Price Communications Wireless III, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  66
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  67
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  68
        Notes to Condensed Consolidated Financial Statements .............................  69

        Price Communications Wireless IV, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  70
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  71
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  72
        Notes to Condensed Consolidated Financial Statements .............................  73

        Price Communications Wireless V, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  74
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  75
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  76
        Notes to Condensed Consolidated Financial Statements .............................  77

        Price Communications Wireless VI, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  78
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  79
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  80
        Notes to Condensed Consolidated Financial Statements .............................  81

        Price Communications Wireless VII, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  82
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  83
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  84
        Notes to Condensed Consolidated Financial Statements .............................  85

        Price Communications Wireless VIII, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  86
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  87
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  88
        Notes to Condensed Consolidated Financial Statements .............................  89

        Price Communications Wireless IX, Inc.
        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.......  90
        Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998.........  91
        Condensed Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 1998.....................................................  92
        Notes to Condensed Consolidated Financial Statements .............................  93

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................  94

PART I1.       OTHER INFORMATION

    ITEM 1.    Legal Proceedings.......................................................... 101

    ITEM 2.    Changes in Securities...................................................... 101

    ITEM 3.    Defaults Upon Senior Securities -- None.................................... 101

    ITEM 4.    Submission of Matters to a Vote of Security Holders........................ 101

    ITEM 5.    Other Information.......................................................... 101

    ITEM 6.    Exhibit and Reports on Form 8-K............................................ 101

SIGNATURES................................................................................ 102

Item 1. Financial Statements

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)    (Audited)
                                                      June 30,     December 31,
                                                        1999           1998
                                                    -----------    -----------
                             Assets
Current assets:
     Cash and cash equivalents                      $   117,299    $   109,137
     Restricted cash                                         --         79,081
     Trade accounts receivable, net of
           allowance for doubtful accounts               24,076         20,508
     Receivable from other cellular carriers              3,067          2,282
     Prepaid expenses and deposits                          565            303
     Inventory                                            2,799          3,940
     Deferred income taxes                                  572          1,383
                                                    -----------    -----------

            Total current assets                        148,378        216,634

Net property and equipment                              145,267        144,828
Licenses, net of amortization                           869,511        876,952
Other intangible assets and other assets,
    at cost less accumulated amortization                19,026         25,320
                                                    -----------    -----------
                                                    $ 1,182,182    $ 1,263,734
                                                    ===========    ===========

                  Liabilities and Equity (Deficit)

Current liabilities:
     Payable to Price Communications Corporation    $       928    $     1,151
     Accounts payable and accrued expenses               22,885         21,616
     Accrued interest payable                            11,617         11,779
     Accrued salaries and employee benefits               2,499          2,656
     Deferred revenue                                     6,355          5,535
     Customer deposits                                    1,253            921
                                                    -----------    -----------

           Total current liabilities                     45,537         43,658

Long-term debt                                          700,000        700,000
Obligation of Parent Company                                 --        209,432
Accrued income taxes - long term                         23,426         22,775
Deferred income taxes                                   291,315        290,370
Minority interests                                        6,939          9,530
                                                    -----------    -----------

           Total liabilities                          1,067,217      1,275,765
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholder's equity (deficit)                          114,965        (12,031)
                                                    -----------    -----------

                                                    $ 1,182,182    $ 1,263,734
                                                    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                ($ in thousands)

                                   (Unaudited)

                                                     For the three months      For the six months
                                                        ended June 30,            ended June 30,
                                                   ---------------------     ----------------------
                                                      1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
Revenue:
    Service                                        $  59,839    $  45,737    $ 112,660    $  86,421
    Equipment sales and installation                   4,770        3,181        8,540        5,772
                                                   ---------    ---------    ---------    ---------
         Total revenue                                64,609       48,918      121,200       92,193
                                                   ---------    ---------    ---------    ---------

Operating expenses:
    Engineering, technical and other direct            8,076        6,655       16,389       13,022
    Cost of equipment                                  7,601        6,019       14,441       11,515
    Selling, general and administrative               15,288       14,044       28,671       26,145
    Depreciation and amortization                     10,667       11,165       21,387       22,553
                                                   ---------    ---------    ---------    ---------
         Total operating expenses                     41,632       37,883       80,888       73,235
                                                   ---------    ---------    ---------    ---------

         Operating income                             22,977       11,035       40,312       18,958
                                                   ---------    ---------    ---------    ---------

Other income (expense):
    Interest expense, net                            (21,316)     (18,082)     (42,472)     (35,907)
    Other income (expense), net                           47           (6)         100          (43)
                                                   ---------    ---------    ---------    ---------
         Total other expense                         (21,269)     (18,088)     (42,372)     (35,950)
                                                   ---------    ---------    ---------    ---------

         Income (loss) before minority interest
           share of income, income taxes
           and extraordinary item                      1,708       (7,053)      (2,060)     (16,992)
Minority interest share of income                       (370)        (542)        (987)      (1,002)
                                                   ---------    ---------    ---------    ---------

         Income (loss) before income taxes
           and extraordinary item                      1,338       (7,595)      (3,047)     (17,994)

Income tax (expense) benefit                            (535)       2,687        1,087        6,515
                                                   ---------    ---------    ---------    ---------
         Income (loss) before extraordinary item         803       (4,908)      (1,960)     (11,479)

Extraordinary item - write-off of
         deferred finance costs,
         net of income tax benefit of $3,935              --       (5,902)          --       (5,902)
                                                   ---------    ---------    ---------    ---------
         Net income (loss)                         $     803    $ (10,810)   $  (1,960)   $ (17,381)
                                                   =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                          For the six months
                                                                            ended June 30,
                                                                       ----------------------
                                                                          1999         1998
                                                                       ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                 $  (1,960)   $ (17,381)
                                                                       ---------    ---------
     Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
            Depreciation and amortization                                 21,387       22,553
            Minority interest share of income                                987        1,002
            Deferred income taxes                                         (1,734)      (3,217)
            Loss on disposal of property                                      --           37
            Interest deferred and added to
              obligation of Parent Company                                11,309        5,876
            Amortization of deferred finance                               1,307        9,838
            Decrease in trade accounts receivable                         (4,353)      (2,742)
            Decrease (increase) in inventory                               1,141       (1,327)
            Increase (decrease) in accounts
              payable and accrued expenses                                 1,763      (15,821)
            (Decrease) increase in accrued interest payable                 (162)       1,640
            Change in other accounts                                         890        2,893
                                                                       ---------    ---------
             Total adjustments                                            32,535       20,732
                                                                       ---------    ---------
                Net cash provided by operating activities                 30,575        3,351
                                                                       ---------    ---------
Cash flows from investing activities:
     Capital expenditures                                                (10,771)      (4,171)
     Purchases of minority interests                                      (7,177)          --
                                                                       ---------    ---------
                Net cash used in investing activities                    (17,948)      (4,171)
                                                                       ---------    ---------

Cash flows from financing activities:
     Repayment of long-term debt                                              --     (437,999)
     Repayment of advances from Price Communications Corporation            (223)        (928)
     Proceeds from long-term debt                                             --      525,000
     Cash pledged for outstanding interest rate swap contracts                --       (6,738)
     Interest earned on restricted cash                                   (3,454)          --
     Increase in other intangible assets and other assets                   (788)
     Payment of debt issuance costs                                           --      (13,760)
                                                                       ---------    ---------
                Net cash (used in )/provided by financing activities      (4,465)      65,575
                                                                       ---------    ---------
                Net increase in cash and cash equivalents                  8,162       64,755
Cash and cash equivalents at the beginning of period                     109,137       27,926
                                                                       ---------    ---------
Cash and cash equivalents at the end of period                         $ 117,299    $  92,681
                                                                       =========    =========

Supplemental disclosure of cash flow information:
     Income taxes paid, net                                            $     205    $     134
                                                                       =========    =========
     Interest paid                                                     $  34,234    $  29,177
                                                                       =========    =========

     Reversal of obligation of Parent Company
     recorded on books pursuant to
     "push-down" accounting:
         Obligation of Parent Company                                  $ 220,741
         Elimination of restricted cash                                  (79,081)
         Interest earned on restricted cash                               (3,454)
         Write-off of unamortized finance charges                         (5,760)
         Reversal of deferred taxes on accreted interest                  (3,490)
                                                                       ---------
         Addition to paid-in capital                                   $ 128,956
                                                                       =========

     See accompanying notes to condensed consolidated financial statements.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                ($ in thousands)
                                   (Unaudited)

(1) Summary of Significant Accounting Policies

Organization and Acquisition

      Price Communications Wireless, Inc. ("PCW" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. and subsidiaries ("Palmer").

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      The acquisition was funded in part by the issuance of PCW of $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007, a $44.0 million equity contribution from PCC, the issuance and sale for $80.0 million by Holdings of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 and the cash proceeds generated from the sale of Palmer's Fort Myers, Florida MSA and GA-1 RSA the total of which approximated $190.2 million. In addition, the Company entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of $325.0 million and revolving loan borrowings of $200.0 million.

      In June 1998, the Company issued $525.0 million of 9 1/8% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The proceeds of these notes were used principally to replace the previously existing syndicated loan facility mentioned above.

      In August 1998, Holdings redeemed all of its outstanding 13 1/2% notes. The redemption was financed out of the net proceeds of a new $200.0 million Holdings offering of 11 3/4% Senior Exchangeable Payable-in-Kind notes due 2008. In June 1999, PCC converted these notes by issuing to the holders 17.2 million shares of its common stock. The accompanying Balance Sheets include $79.1 million at December 31, 1998 of restricted cash and $209.4 million (including accrued interest) of the 11 1/4% notes which were obligations of Holdings and were included in the Balance Sheets solely pursuant to "push down" accounting rules. The Company had no rights with respect to the restricted cash included herein.

Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements of Price Communications Wireless, Inc. and subsidiaries (the "Company") have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K. In the opinion of management, all adjustments (none of which were other than normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

              PRICE COMMUNICATIONS WIRELESS, INC. AND SUBSIDIARIES

                                ($ in thousands)
                                   (Unaudited)

(1) Summary of Significant Accounting Policies - (Continued)

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of its Common Stock, a process generally referred to as "push down" accounting.

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

Reclassifications

      Certain reclassifications have been made to the 1998 Statement of Operations and Statement of Cash Flows to conform to the 1999 presentation.

(2) Obligation of Parent Company

      Effective June 24, 1999, the Company's parent, PCH, elected to convert the outstanding indebtedness of the $200 million 11 3/4% Senior Exchangeable Payable-in-Kind notes according to the provisions of the indenture. Accordingly, the obligation as of June 24, 1999, which amounted to $220.7 million including accrued interest, was satisfied by the issuance by PCC of 17.2 million shares of its common stock. In addition, the restricted cash previously recorded on the Company's Balance Sheets, as well as the unamortized finance costs and deferred taxes associated with the accreted interest, have been written off against paid-in-capital.

Item 1. Financial Statements

                          PALMER WIRELESS HOLDINGS INC.
                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                          1999          1998
                                                      -----------   -----------
                             Assets

Current assets:
     Cash and cash equivalents                        $   117,299   $   109,137
     Restricted cash                                           --        79,081
     Trade accounts receivable, net of
          allowance for doubtful accounts                  24,076        20,508
     Receivable from other cellular carriers                3,067         2,282
     Prepaid expenses and deposits                            565           303
     Inventory                                              2,799         3,940
     Deferred income taxes                                    572         1,383
                                                      -----------   -----------

            Total current assets                          148,378       216,634

Net property and equipment                                145,267       144,828
Licenses, net of amortization                             869,511       876,952
Other intangible assets and other assets,
    at cost less accumulated amortization                  19,026        25,320
                                                      -----------   -----------
                                                      $ 1,182,182   $ 1,263,734
                                                      ===========   ===========

                    Liabilities and Equity (Deficit)

Current liabilities:
     Payable to Price Communications Corporation      $       928   $     1,151
     Accounts payable and accrued expenses                 22,885        21,616
     Accrued interest payable                              11,617        11,779
     Accrued salaries and employee benefits                 2,499         2,656
     Deferred revenue                                       6,355         5,535
     Customer deposits                                      1,253           921
                                                      -----------   -----------

            Total current liabilities                      45,537        43,658

Long-term debt                                            700,000       700,000
Obligation of Parent Company                                   --       209,432
Accrued income taxes - long term                           23,426        22,775
Deferred income taxes                                     291,315       290,370
Minority interests                                          6,939         9,530
                                                      -----------   -----------

            Total liabilities                           1,067,217     1,275,765
                                                      -----------   -----------

Commitments and contingencies                                  --            --

Stockholder's equity (deficit)                            114,965       (12,031)
                                                      -----------   -----------
                                                      $ 1,182,182   $ 1,263,734
                                                      ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                          PALMER WIRELESS HOLDINGS INC.
                 Condensed Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                             For the three months       For the six months
                                                                ended June 30,            ended June 30,
                                                            ----------------------    ----------------------
                                                               1999         1998         1999         1998
                                                            ---------    ---------    ---------    ---------
Revenue:
     Service                                                $  59,839    $  45,737    $ 112,660    $  86,421
     Equipment sales and installation                           4,770        3,181        8,540        5,772
                                                            ---------    ---------    ---------    ---------
          Total revenue                                        64,609       48,918      121,200       92,193
                                                            ---------    ---------    ---------    ---------

Operating expenses:
     Engineering, technical and other direct                    8,076        6,655       16,389       13,022
     Cost of equipment                                          7,601        6,019       14,441       11,515
     Selling, general and administrative                       15,288       14,044       28,671       26,145
     Depreciation and amortization                             10,667       11,165       21,387       22,553
                                                            ---------    ---------    ---------    ---------
          Total operating expenses                             41,632       37,883       80,888       73,235
                                                            ---------    ---------    ---------    ---------

          Operating income                                     22,977       11,035       40,312       18,958
                                                            ---------    ---------    ---------    ---------

Other income (expense):
     Interest expense, net                                    (21,316)     (18,082)     (42,472)     (35,907)
     Other income (expense), net                                   47           (6)         100          (43)
                                                            ---------    ---------    ---------    ---------
          Total other expense                                 (21,269)     (18,088)     (42,372)     (35,950)
                                                            ---------    ---------    ---------    ---------
          Income (loss) before minority interest
            share of income, income taxes
            and extraordinary item                              1,708       (7,053)      (2,060)     (16,992)

Minority interest share of income                                (370)        (542)        (987)      (1,002)
                                                            ---------    ---------    ---------    ---------
          Income (loss) before income taxes
            and extraordinary item                              1,338       (7,595)      (3,047)     (17,994)

Income tax (expense) benefit                                     (535)       2,687        1,087        6,515
                                                            ---------    ---------    ---------    ---------
          Income (loss) before extraordinary item                 803       (4,908)      (1,960)     (11,479)

Extraordinary item - write-off of deferred finance costs,
          net of income tax benefit of $3,935                      --       (5,902)          --       (5,902)
                                                            ---------    ---------    ---------    ---------
          Net income (loss)                                 $     803    $ (10,810)   $  (1,960)   $ (17,381)
                                                            =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                          PALMER WIRELESS HOLDINGS INC.
                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                                For the six months
                                                                                  ended June 30,
                                                                              ----------------------
                                                                                 1999         1998
                                                                              ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                        $  (1,960)   $ (17,381)
                                                                              ---------    ---------
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
              Depreciation and amortization                                      21,387       22,553
              Minority interest share of income                                     987        1,002
              Deferred income taxes                                              (1,734)      (3,217)
              Loss on disposal of property                                           --           37
              Interest deferred and added to obligation of Parent Company        11,309        5,876
              Amortization of deferred finance                                    1,307        9,838
              Decrease in trade accounts receivable                              (4,353)      (2,742)
              Decrease (increase) in inventory                                    1,141       (1,327)
              Increase (decrease) in accounts payable and accrued expenses        1,763      (15,821)
              (Decrease) increase in accrued interest payable                      (162)       1,640
              Change in other accounts                                              890        2,893
                                                                              ---------    ---------
                 Total adjustments                                               32,535       20,732
                                                                              ---------    ---------
                  Net cash provided by operating activities                      30,575        3,351
                                                                              ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                                       (10,771)      (4,171)
     Purchases of minority interests                                             (7,177)          --
                                                                              ---------    ---------
                  Net cash used in investing activities                         (17,948)      (4,171)
                                                                              ---------    ---------

Cash flows from financing activities:
     Repayment of long-term debt                                                     --     (437,999)
     Repayment of advances from Price Communications Corporation                   (223)        (928)
     Proceeds from long-term debt                                                    --      525,000
     Cash pledged for outstanding interest rate swap contracts                       --       (6,738)
     Interest earned on restricted cash                                          (3,454)          --
     Increase in other intangible assets and other assets                          (788)
     Payment of debt issuance costs                                                  --      (13,760)
                                                                              ---------    ---------
                  Net cash (used in)/provided by financing activities            (4,465)      65,575
                                                                              ---------    ---------
                  Net increase in cash and cash equivalents                       8,162       64,755
Cash and cash equivalents at the beginning of period                            109,137       27,926
                                                                              ---------    ---------

Cash and cash equivalents at the end of period                                $ 117,299    $  92,681
                                                                              =========    =========

Supplemental disclosure of cash flow information:
     Income taxes paid, net                                                   $     205    $     134
                                                                              =========    =========
     Interest paid                                                            $  34,234    $  29,177
                                                                              =========    =========

     Reversal of obligation of Parent Company recorded on books pursuant to "push-down" accounting:
          Obligation of Parent Company                                        $ 220,741
          Elimination of restricted cash                                        (79,081)
          Interest earned on restricted cash                                     (3,454)
          Write-off of unamortized finance charges                               (5,760)
          Reversal of deferred taxes on accreted interest                        (3,490)
                                                                              ---------
          Addition to paid-in capital                                         $ 128,956
                                                                              =========

      See accompanying notes to condensed consolidated financial statements.

                          PALMER WIRELESS HOLDINGS INC.

                                ($ in thousands)
                                   (Unaudited)

(1) Summary of Significant Accounting Policies - (Continued)

      For financial reporting purposes, the Company revalued its assets and liabilities as of October 1, 1997 to reflect the price paid by PCC to acquire 100% of its Common Stock, a process generally referred to as "push down" accounting.

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

Reclassifications

      Certain reclassifications have been made to the 1998 Statement of Operations and Statement of Cash Flows to conform to the 1999 presentation.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                            (Unaudited)   (Audited)
                                                              June 30,   December 31,
                                                                1999        1998
                                                                ----        ----
                                 Assets
Current Assets:
  Cash                                                       $    40       $    57
  Trade accounts receivable, less allowance for doubtful
    accounts of $49 in 1999 and $30 in 1998                    1,763         1,618
  Inventory                                                      124           120
  Other current assets                                            26             8
                                                             ---------------------
            Total current assets                               1,953         1,803
                                                             ---------------------

Property and equipment :
  Land and land improvements                                     357           356
  Buildings and leasehold improvements                           196           196
  Equipment and furnishings                                      329           324
  Cellular equipment                                           5,720         5,474
                                                             ---------------------
                                                               6,602         6,350
  Less accumulated depreciation and amortization               1,165           794
                                                             ---------------------
            Net property and equipment                         5,437         5,556
  Licenses and other intangibles, less
    accumulated amortization of $2,188 in 1999
    and $1,576 in 1998                                        46,756        47,368
                                                             ---------------------
                                                             $54,146       $54,727
                                                             =====================

                   Liabilities and Stockholder's Equity

Current liabilities:
  Accrued salaries and benefits                              $    38       $    23
  Other accrued expenses                                         608           125
  Deferred revenue                                               516           427
  Customer deposits                                               67            53
                                                             ---------------------

            Total current liabilities                          1,229           628
Deferred income taxes                                         17,673        17,895
Advances from affiliates                                       2,823         4,717
                                                             ---------------------
            Total liabilities                                 21,725        23,240
                                                             ---------------------

Commitments and contingencies
Stockholder's equity :
  Common stock, par value $.01 per share
      Class A, authorized and issued 5,001 shares                 --            --
      Class B, authorized and issued 4,999 shares                 --            --
      Class C, authorized 90,000 shares, none issued              --            --
  Additional paid-in capital                                  30,343        30,343
  Retained earnings                                            2,078         1,144
                                                             ---------------------
            Total stockholder's equity                        32,421        31,487
                                                             -------       -------
                                                             $54,146       $54,727
                                                             =====================

          See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                   For the three months  For the six months
                                                        ended June 30,     ended June 30,
                                                     1999       1998       1999       1998
                                                    ------     ------     ------      -----
Revenue:
   Service revenue                                  $4,023     $2,986     $7,810      5,657
   Equipment sales and installation                    323        280        614        523
                                                    ---------------------------------------

          Total revenue                              4,346      3,266      8,424      6,180
                                                    ---------------------------------------

Operating expenses:
   Engineering, technical and other direct service   1,560      1,026      3,214      1,803
   Cost of equipment                                   401        446        810        834
   Sales and marketing                                 234        172        453        342
   General and administrative                          681        690      1,373      1,326
   Depreciation and amortization                       495        499        984        979
                                                    ---------------------------------------

          Total operating expenses                   3,371      2,833      6,834      5,284
                                                    ---------------------------------------

          Operating income                             975        433      1,590        896
Interest expense                                        48        125        107        240
                                                    ---------------------------------------

          Net income before taxes                      927        308      1,483        656
Provision for income taxes                             343        115        549        243
                                                    ---------------------------------------
          Net income                                $  584     $  193     $  934     $  413
                                                    =======================================

See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            For the six months
                                                              ended June 30,
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
   Net income                                              $   934      $   413
                                                           --------------------

Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                           984          979
       Deferred taxes                                         (222)        (214)
       Increase in trade accounts receivable                  (145)        (204)
       Increase in inventory                                    (4)         (67)
       ('Increase) decrease in other current assets            (18)           3
       Increase in accrued expenses                            497           16
       Increase in deferred revenue                             89           72
       Increase in customer deposits                            14           19
                                                           --------------------

          Total adjustments                                  1,195          604
                                                           --------------------

          Net cash provided by operating activities          2,129        1,017

Cash flows from investing activities:
  Purchases of property and equipment                         (252)        (547)
                                                           --------------------

          Net cash used in investing activities               (252)        (547)

Cash flows from financing activities:
  Decrease in advances from affiliates, net                 (1,894)        (504)
                                                           --------------------
          Net (decrease) increase in cash                      (17)         (34)
Cash at beginning of year                                       57           88
                                                           --------------------
Cash at end of year                                        $    40      $    54
                                                           ====================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                   $   107      $   240
                                                           ====================

See accompanying notes to consolidated financial statements.

                   CELLULAR SYSTEMS OF SOUTHEAST ALABAMA, INC.
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporate Information

      Cellular Systems of Southeast Alabama (the "Company") was formed on October 7, 1987, and its wholly owned subsidiary, Dothan Cellular Telephone Company, Inc., was formed on June 7, 1988, to operate the non-wireline cellular telephone system in the Dothan, Alabama, Metropolitan Statistical Area. Palmer Communications Incorporated (Palmer) acquired an interest in the outstanding stock of Cellular Systems of Southeast Alabama, Inc. on December 20, 1988.

      Effective August 4, 1989, Palmer transferred its investment in and advances to the Cellular Systems of Southeast Alabama, Inc. and subsidiary (the Company) to Palmer Cellular Partnership (PCP). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

      In March of 1995, Palmer Wireless, Inc. (PWI) issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings, Inc.("Holdings"), which was formed in January, 1994. PCW is the 100% owner of Holdings.

      The Company's subsidiary is the 100% owner of Price Communications Wireless III, Inc., the license holder for the Dothan MSA.

      Basis of Presentation

      Holdings owns approximately 95.0% of the Company. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

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

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                          (Unaudited)   (Audited)
                                                            June 30,   December 31,
                                                             1999         1998
                                                             ----         ----
                                   Assets
Current Assets:
  Cash                                                       $   101     $   161
  Trade accounts receivable, less allowance for doubtful
    accounts of $118 in 1999 and $77 in 1998                   2,299       2,063
  Inventory                                                      270         280
  Other current assets                                            29          14
                                                             -------------------

            Total current assets                               2,699       2,518
                                                             -------------------

Property and equipment :
  Land and land improvements                                     123         123
  Buildings and leasehold improvements                           309         279
  Equipment and furnishings                                      773         772
  Cellular equipment                                           9,320       8,520
                                                             -------------------
                                                              10,525       9,694
  Less accumulated depreciation and amortization               1,974       1,368
                                                             -------------------
            Net property and equipment                         8,551       8,326
                                                             -------------------

License and other intangibles,
  less accumulated amortization of
  $3,420 in 1999 and $2,444 in 1998                           73,251      74,209
                                                             ===================
                                                             $84,501     $85,053
                                                             ===================

                  Liabilities and Partners' Equity

Current liabilities:
  Accrued salaries and benefits                              $   102     $    53
  Other accrued expenses                                         409         231
  Deferred revenue                                               775         651
  Customer deposits                                               88          58
                                                             -------------------

            Total current liabilities                          1,374         993
Deferred income taxes                                         11,605      11,759
Advances from affiliates                                      30,751      32,023
                                                             -------------------

            Total liabilities                                 43,730      44,775
Commitments and contingencies
Partners' equity                                              40,771      40,278
                                                             -------------------

                                                             $84,501     $85,053
                                                             ===================

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                      For the three months     For the six months
                                                         ended June 30,          ended June 30,
                                                      --------------------------------------------
                                                        1999        1998         1999        1998
                                                      -------     -------      -------     -------
Revenue:
  Service revenue                                     $ 5,409     $ 4,688      $10,599     $ 8,697
  Equipment sales and installation                        477         273          841         510
                                                      --------------------------------------------

            Total revenue                               5,886       4,961       11,440       9,207
                                                      --------------------------------------------

Operating expenses:
  Engineering, technical and other direct               1,489       1,554        3,165       2,614
  Cost of equipment                                       669         547        1,265       1,047
  Sales and marketing                                     487         414          937         780
  General and administrative                            1,135       1,151        2,222       2,225
  Depreciation and amortization                           791         770        1,565       1,512
                                                      --------------------------------------------

            Total operating expenses                    4,571       4,436        9,154       8,178
                                                      --------------------------------------------

            Operating income                            1,315         525        2,286       1,029

Interest expense                                          810         840        1,503       1,541
                                                      --------------------------------------------

            Net income (loss) before income taxes         505        (315)         783        (512)
Provision for income taxes (benefit)                      187        (116)         290        (189)
                                                      --------------------------------------------

            Net income (loss)                         $   318     ($  199)     $   493     ($  323)
                                                      ============================================

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                             For the six months
                                                                ended June 30,
                                                            -------------------
                                                               1999        1998
                                                            -------     -------
Cash flows from operating activities:
  Net income (loss)                                         $   493     $  (117)
                                                            -------------------

  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                           1,565         742
      Deferred income taxes                                    (154)        (73)
      Increase in trade accounts receivable                    (236)       (106)
      Decrease (increase) in inventory                           10         (34)
      Increase in other current assets                          (15)         (8)
      Increase (decrease) in accrued expenses                   227         (34)
      Increase in deferred revenue                              124          37
      Increase in customer deposits                              30           8
                                                            -------------------
            Total adjustments                                 1,551         532

                                                            -------------------
            Net cash provided by operating activities         2,044         415
                                                            -------------------

Cash flows from investing activities:
  Purchases of property and equipment                          (821)       (175)
                                                            -------------------

            Net cash used in investing activities              (821)       (175)
                                                            -------------------

Cash flows from financing activities:
  Decrease in advances from affiliates, net                  (1,283)       (205)
                                                            -------------------
            Net increase (decrease) in cash                     (60)         35
  Cash at beginning of year                                     161         111
                                                            -------------------
  Cash at end of period                                     $   101     $   146
                                                            ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $ 1,503     $ 1,541
                                                            ===================

See accompanying notes to consolidated financial statements.

                     ALBANY CELLULAR PARTNERS AND SUBSIDIARY
                             (A Georgia Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Partnership Operations

      Albany Cellular Partners (the "Partnership") was formed on December 21, 1987, and its wholly owned subsidiary, Cellular Dynamics Telephone Company of Georgia, was formed on September 17, 1987, to operate the non-wireline cellular telephone system in the Albany, Georgia, Metropolitan Statistical Area. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding Partnership interest in the Partnership on December 2, 1988.

      Effective August 4, 1989, Palmer transferred its investment in and advances to the Partnership to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Partnership was transferred to PCP, it had no effect on the carrying value of the assets of the Partnership.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interest. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless, Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings"), which was formed in January, 1994. PCW is the 100% owner of Holdings.

      The partnership's subsidiary is the 100% owner of Price Communications Wireless V, Inc., the license holder for the Albany MSA.

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998 the allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements of the Partnership do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission.

      In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)    (Audited)
                                                       June 30,     December 31,
                                                         1999          1998
                                                       --------     ------------
                              Assets
Current Assets:
  Cash                                                 $    101      $    161
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $118 1999 and $77 in 1998                 2,299         2,063
  Inventory                                                 270           280
  Other current assets                                       29            14
                                                       ----------------------
            Total current assets                          2,699         2,518
                                                       ----------------------

  Property and equipment :
    Land and land improvements                              123           123
    Buildings and leasehold improvements                    309           279
    Equipment and furnishings                               773           772
    Cellular equipment                                    9,320         8,520
                                                       ----------------------
                                                         10,525         9,694

  Less accumulated depreciation and amortization          1,974         1,368
                                                       ----------------------

            Net property and equipment                    8,551         8,326
                                                       ----------------------

License and other intangibles,
  less accumulated amortization of
  $3,420 in 1999 and  $2,444 in 1998                     73,251        74,209

                                                       ----------------------
                                                       $ 84,501      $ 85,053
                                                       ======================

               Liabilities and Stockholders' Equity

Current liabilities:
  Accrued salaries and benefits                        $    102      $     53
  Other accrued expenses                                    409           231
  Deferred revenue                                          775           651
  Customer deposits                                          88            58
                                                       ----------------------

            Total current liabilities                     1,374           993

Deferred income taxes                                    11,605        11,759
Advances from affiliates                                 30,740        32,023
                                                       ----------------------

            Total liabilities                            43,719        44,775

Commitments and contingencies

Stockholder's equity
  Common stock; no par value, 200
    shares authorized; 100 shares issued                      1             1
  Paid-in capital                                        44,822        44,811
  Retained earnings (deficit)                            (4,041)       (4,534)
                                                       ----------------------

            Total stockholder's equity                   40,782        40,278

                                                       ----------------------
                                                       $ 84,501      $ 85,053
                                                       ======================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                              For the three months  For the three months
                                                 ended June 30,         ended June 30,
                                              ------------------------------------------
                                                1999       1998        1999       1998
                                              -------    -------     -------    --------
Revenue:
  Service revenue                             $ 5,409    $ 4,688     $10,599    $ 8,697
  Equipment sales and installation                477        273         841        510
                                              -----------------------------------------

            Total revenue                       5,886      4,961      11,440      9,207
                                              -----------------------------------------

Operating expenses:
  Engineering, technical and other direct       1,489      1,554       3,165      2,614
  Cost of equipment                               669        547       1,265      1,047
  Sales and marketing                             487        414         937        780
  General and administrative                    1,135      1,151       2,222      2,225
  Depreciation and amortization                   791        770       1,565      1,512
                                              -----------------------------------------

            Total operating expenses            4,571      4,436       9,154      8,178
                                              -----------------------------------------

            Operating income                    1,315        525       2,286      1,029

Interest expense                                  810        840       1,503      1,541
                                              -----------------------------------------

            Net income (loss) before taxes        505       (315)        783       (512)

Provision for income taxes (benefit)              187       (116)        290       (189)
                                              -----------------------------------------

            Net income (loss) income          $   318    ($  199)    $   493    ($  323)
                                              =========================================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            For the six months
                                                               ended June 30,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
Cash flows from operating activities:
  Net income (loss)                                        $   493      $  (117)
                                                           --------------------

Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
    Depreciation and amortization                            1,565          742
    Deferred income taxes                                     (154)         (73)
    Increase in trade accounts receivable                     (236)        (106)
    Decrease (increase) in inventory                            10          (34)
    Increase in other current assets                           (15)          (8)
    Increase (decrease) in accrued expenses                    227          (34)
    Increase in deferred revenue                               124           37
    Increase in customer deposits                               30            8
                                                           --------------------
            Total adjustments                                1,551          532

                                                           --------------------
            Net cash provided by operating activities        2,044          415
                                                           --------------------

Cash flows from investing activities:
  Purchases of property and equipment                         (821)        (175)
                                                           --------------------

            Net cash used in investing activities             (821)        (175)
                                                           --------------------

Cash flows from financing activities -
  Decrease in advances from affiliates, net                 (1,283)        (205)
                                                           --------------------
            Net (decrease) in cash                             (60)          35
Cash at beginning of year                                      161          111
                                                           --------------------
Cash at end of period                                      $   101      $   146
                                                           ====================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                 $ 1,503      $ 1,541
                                                           ====================

See accompanying notes to consolidated financial statements.

                 CELLULAR DYNAMICS TELEPHONE COMPANY OF GEORGIA
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Company Operations

      Cellular Dynamics Telephone Company of Georgia (the "Company"), was formed on September 17, 1987 to operate the non-wireline cellular telephone system in the Albany, Georgia, Metropolitan Statistical Area. Albany Cellular Partners was formed on December 21, 1987, and is the 100% owner of the Company. The financial statements of Albany Cellular Partners are included elsewhere in this document. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding Partnership interest of the Partnership on December 2, 1988.

      Effective August 4, 1989, Palmer transferred its investment in and advances to the Partnership to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Partnership was transferred to PCP, it had no effect on the carrying value of the assets of the Partnership.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January 1994. PCW is the 100% owner of Holdings.

      The Company is the 100% owner of Price Communications Wireless V, Inc., the license holder for the Albany MSA.

            Basis of Presentation

      Holdings owned approximately 96.8% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998 the allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

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

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                         (Unaudited)    (Audited)
                                                           June 30,    December 31,
                                                             1999         1998
                                                             ----         ----
                                Assets
Current Assets:
  Cash                                                     $     90     $     41
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $112 in 1999 and $213 in 1998                 1,957        1,847
  Inventory                                                     394          472
  Other current assets                                           63           31
                                                           ---------------------
            Total current assets                              2,504        2,391
                                                           ---------------------

Property and equipment :
  Land and land improvements                                    280          277
  Buildings and leasehold improvements                          315          287
  Equipment and furnishings                                     390          378
  Cellular equipment                                         10,554       10,030
                                                           ---------------------
                                                             11,539       10,972
  Less accumulated depreciation and amortization              2,313        1,655
                                                           ---------------------
            Net property and equipment                        9,226        9,317
                                                           ---------------------

Licenses and other intangibles less
  accumulated amortization
  of $3,982 in 1999 and $2,860 in 1998                       85,719       86,841
Advances to affiliates, net                                   4,523          671
                                                           ---------------------
                                                           $101,972     $ 99,220
                                                           =====================

                        Liabilities and Partners' Equity

Current liabilities:
  Accrued salaries and benefits                            $     69     $     39
  Other accrued expenses                                        588          318
  Deferred revenue                                              627          545
  Customer deposits                                             136          110
                                                           ---------------------

            Total current liabilities                         1,420        1,012
Deferred income taxes                                        28,119       28,505
                                                           ---------------------
            Total liabilities                                29,539       29,517
Commitments and contingencies
Partners' equity                                             72,433       69,703
                                                           ---------------------
                                                           $101,972     $ 99,220
                                                           =====================

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                             For the three months   For the six months
                                                ended June 30,         ended June 30,
                                             -----------------------------------------
                                               1999       1998        1999       1998
                                               ----       ----        ----       ----
Revenue:
  Service revenue                            $ 5,135    $ 4,239     $ 9,742    $ 8,084
  Equipment sales and installation               531        314         956        567
                                             -----------------------------------------

            Total revenue                      5,666      4,553      10,698      8,651
                                             -----------------------------------------

Operating expenses:
  Engineering, technical and other direct      1,036        794       2,115      1,469
  Cost of equipment                              773        582       1,428      1,035
  Sales and marketing                            483        503         942        779
  General and administrative                   1,083      1,206       2,218      2,211
  Depreciation and amortization                  891        887       1,780      1,755
                                             -----------------------------------------

            Total operating expenses           4,266      3,972       8,483      7,249
                                             -----------------------------------------

            Operating income                   1,400        581       2,215      1,402

Interest income (expense), net                    91        (71)        129       (152)
                                             -----------------------------------------

            Net income before taxes            1,491        510       2,344      1,250

Deferred tax benefit                             193        193         386        386
                                             -----------------------------------------

            Net income                       $ 1,684    $   703     $ 2,730    $ 1,636
                                             =========================================

                         COLUMBUS CELLULAR TELEPHONE COMPANY
                               (A Georgia Partnership)
                        Consolidated Statements of Cash Flows
                                   ($ in thousands)
                                     (Unaudited)

                                                            For the six months
                                                              ended June 30,
                                                              1999        1998
                                                            -------     -------
Cash flows from operating activities:
  Net income                                                $ 2,730     $ 1,636
                                                            -------     -------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization                          1,780       1,755
       Deferred income taxes                                   (386)       (386)
       Increase in trade accounts receivable                   (110)       (108)
       Decrease  (increase) in inventory                         78        (194)
       Increase in other current assets                         (32)        (52)
       Increase in accrued expenses                             300          55
       Increase in deferred revenue                              82          90
       Increase  in customer deposits                            26          37
                                                            -------     -------

            Total adjustments                                 1,738       1,197
                                                            -------     -------

            Net cash provided by operating activities         4,468       2,833
                                                            -------     -------

Cash flows from investing activities:
  Purchase of property and equipment                           (567)       (726)
                                                            -------     -------

            Net cash used in investing activities              (567)       (726)
                                                            -------     -------

Cash flows from financing activities:
  Increase (decrease) in advances from afiliates, net        (3,852)     (2,119)
                                                            -------     -------
            Net increase in cash                                 49         (12)
Cash at beginning of year                                        41          66
                                                            -------     -------
Cash at end of period                                       $    90     $    54
                                                            =======     =======
Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $    --     $   152
                                                            =======     =======

See accompanying notes to consolidated financial statements.

                       COLUMBUS CELLULAR TELEPHONE COMPANY
                             (A Georgia Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Partnership Operations

      The formal partnership agreement of Columbus Cellular Telephone Company (the "Partnership") was entered into by the partners effective March 1, 1988. The Partnership was inactive for the period March 1, 1988, through June 9, 1988, at which date Palmer Communications Incorporated ("Palmer") acquired and transferred the FCC license to operate the non-wireline cellular telephone system in the Columbus, Georgia, Metropolitan Statistical Area to the Partnership. The non-wireline cellular telephone system was constructed after June 9, 1988, and actual operations of the system began on November 24, 1988.

      Effective August 4, 1989, Palmer transferred its investment in and advances to the Partnership to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Partnership was transferred to PCP, it had no effect on the carrying value of the assets of the Partnership.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January, 1994. PCW is the 100% owner of Holdings.

      The Partnership is the 100% owner of Price Communications Wireless VI Inc., the license holder for the Columbus MSA.

      Basis of Presentation

      Holdings owned approximately 99.1% of the Partnership at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $91.5 million. During 1998 the allocation was finalized resulting in an allocation of approximately $89.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The financial statements of the Partnership do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)  (Audited)
                                                         June 30,  December 31,
                                                          1999        1998
                                                          ----        ----
                            Assets
Current Assets:
  Cash                                                   $    40     $    57
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $49 in 1999 and $30 in 1998                1,763       1,618
  Inventory                                                  124         120
  Other current assets                                        26           8
                                                         -------------------

            Total current assets                           1,953       1,803
                                                         -------------------

Property and equipment :
  Land and land improvements                                 357         356
  Buildings and leasehold improvements                       196         196
  Equipment and furnishings                                  329         324
  Cellular equipment                                       5,720       5,474
                                                         -------------------
                                                           6,602       6,350
Less accumulated depreciation and amortization             1,165         794
                                                         -------------------
            Net property and equipment                     5,437       5,556
Licenses and other intangibles,
  less accumulated amortization
  of $2,188 in 1999 and $1,576 in 1998                    46,756      47,368
                                                         -------------------
                                                         $54,146     $54,727
                                                         ===================

               Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                          $    38     $    23
  Other accrued expenses                                     608         125
  Deferred revenue                                           516         427
  Customer deposits                                           67          53
                                                         -------------------

            Total current liabilities                      1,229         628
Deferred income taxes                                     17,673      17,895
Advances from affiliates                                   2,823       4,717
                                                         -------------------

            Total liabilities                             21,725      23,240
                                                         -------------------

Commitments and contingencies
Stockholder's equity:
    Common stock, par value $.01 per
      share; authorized 3,000 shares
      issued and outstanding 200 shares                       --          --
    Additional paid-in capital                            30,343      30,343
    Retained earnings                                      2,078       1,144
                                                         -------------------

            Total stockholder's equity                    32,421      31,487
                                                         -------------------
                                                         $54,146     $54,727
                                                         ===================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                            For the three months     For the six months
                                                ended June 30,         ended June 30,
                                              1999      1998          1999      1998
                                             ------    ------        ------    ------
Revenue:
  Service revenue                            $4,023    $2,986        $7,810    $5,657
  Equipment sales and installation              323       280           614       523
                                             ----------------------------------------
            Total revenue                     4,346     3,266         8,424     6,180
                                             ----------------------------------------

Operating expenses:
  Engineering, technical and other direct     1,560     1,026         3,214      1803
  Cost of equipment                             401       446           810       834
  Sales and marketing                           234       172           453       342
  General and administrative                    681       690         1,373      1326
  Depreciation and amortization                 495       499           984       979
                                             ----------------------------------------

            Total operating expenses          3,371     2,833         6,834     5,284
                                             ----------------------------------------

            Operating income                    975       433         1,590       896
Interest expense                                 48       125           107       240
                                             ----------------------------------------

            Net income before taxes             927       308         1,483       656
Provision for income taxes                      343       115           549       243
                                             ----------------------------------------
            Net income                       $  584    $  193        $  934    $  413
                                             ========================================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                             For the six months
                                                               ended June 30,
                                                              1999        1998
                                                            -------     -------
Cash flows from operating activities:
  Net income                                                $   934     $   413
                                                            -------------------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                             984         979
      Deferred taxes                                           (222)       (214)
      Increase in trade accounts receivable                    (145)       (204)
      Increase in inventory                                      (4)        (67)
      (Increase) decrease in other current assets               (18)          3
      Increase in accrued expenses                              497          16
      Increase  in deferred revenue                              89          72
      Increase  in customer deposits                             14          19
                                                            -------------------

            Total adjustments                                 1,195         604
                                                            -------------------

            Net cash provided by operating activities         2,129       1,017
                                                            -------------------

Cash flows from investing activities:
  Purchases of property and equipment                          (252)       (547)
                                                            -------------------

            Net cash used in investing activities              (252)       (547)

Cash flows from financing activities:
  Decrease in advances from affiliates, net                  (1,894)       (504)
                                                            -------------------
            Net (decrease) in cash                              (17)        (34)
Cash at beginning of year                                        57          88
                                                            -------------------
Cash at end of period                                       $    40     $    54
                                                            ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                  $   107     $   240
                                                            ===================

See accompanying notes to consolidated financial statements.

                       DOTHAN CELLULAR TELEPHONE CO., INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporate Information

      Dothan Cellular Telephone Company, Inc. (the "Company") was formed on June 7,1988 to operate the non-wireline cellular telephone system in the Dothan, Alabama, Metropolitan Statistical Area. Cellular Systems of Southeast Alabama, the 100% owner of the Company, was formed on October 7, 1987. On December 20, 1988 Palmer Communications Incorporated (Palmer) acquired an interest in the outstanding stock of Cellular Systems of Southeast Alabama, Inc. whose financial statements are included elsewhere in this document.

      Effective August 4, 1989, Palmer transferred its investment in and advances to the Cellular Systems of Southeast Alabama, Inc. and the Company to Palmer Cellular Partnership (PCP). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

      In March of 1995, Palmer Wireless, Inc. (PWI) issued common stock for 100 percent of the Partnership interest of PCP. Palmer owned a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying consolidated financial statements and notes to consolidated financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January, 1994. PCW is the 100% owner of Holdings.

      The Company is the 100% owner of Price Communications Wireless III Inc., the license holder for the Dothan MSA.

      Basis of Presentation

      Holdings owned approximately 95.0% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the allocation was finalized resulting in an allocation of approximately $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The consolidated financial statements include the accounts of the Company and its subsidiary All significant inter-company balances and transactions have been eliminated.

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

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)   (Audited)
                                                        June 30,   December 31,
                                                          1999        1998
                                                          ----         ----
                              Assets
Current Assets:
  Cash                                                  $    151      $    145
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $150 in 1999 and $142 in 1998                       3,350         2,921
  Inventory                                                  440           680
  Other current assets                                        85            58
                                                        ----------------------
            Total current assets                           4,026         3,804
                                                        ----------------------

Property and equipment:
  Land and leasehold improvements                            203           203
  Buildings & improvements                                    36            36
  Equipment and furnishings                                  797           792
  Cellular equipment                                      16,918        15,947
                                                        ----------------------
                                                          17,954        16,978
  Less accumulated depreciation and amortization           3,691         2,569
                                                        ----------------------
            Net property and equipment                    14,263        14,409

Advances to affiliate, net                                10,314           119
Licenses and other intangibles
  less accumulated amortization of
  $6,301 in 1999 and $4,603 in 1998                      129,879       131,577
                                                        ----------------------
                                                        $158,482      $149,909
                                                        ======================

                   Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                         $     92      $    113
  Other accrued expenses                                     901           460
  Deferred revenue                                         1,049           824
  Customer deposits                                          204           158
                                                        ----------------------

            Total current liabilities                      2,246         1,555
Deferred income taxes                                     40,358        40,888
                                                        ----------------------

            Total liabilities                             42,604        42,443
Commitments and contingencies
Partners' equity                                         115,878       107,466
                                                        ----------------------
                                                        $158,482      $149,909
                                                        ======================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                               For the three months      For the six months
                                                  ended June 30,           ended June 30,
                                                1999        1998         1999        1998
                                                ----        ----         ----        ----
Revenue:
  Service revenue                             $ 10,070    $  7,531     $ 19,753    $ 14,274
  Equipment sales and installation                 558         367        1,018         706
                                              ---------------------------------------------
            Total revenue                       10,628       7,898       20,771      14,980
                                              ---------------------------------------------

Operating expenses:
  Engineering, technical and other direct        2,201       1,864        4,754       3,483
  Cost of equipment                                853         643        1,593       1,266
  Sales and marketing                              690         398        1,296         780
  General and administrative                     1,288       1,326        2,565       2,504
  Depreciation and amortization                  1,416       1,409        2,820       2,715
                                              ---------------------------------------------

            Total operating expenses             6,448       5,640       13,028      10,748
                                              ---------------------------------------------

            Operating income                     4,180       2,258        7,743       4,232
Interest income (expense), net                     154        (180)         139        (394)
                                              ---------------------------------------------

            Net income before income taxes       4,334       2,078        7,882       3,838
Deferred tax benefit                               265         321          530         586
                                              ---------------------------------------------

Net income                                    $  4,599    $  2,399     $  8,412    $  4,424
                                              =============================================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            For the six months
                                                               ended June 30,
                                                             1999         1998
                                                             ----         ----
Cash flows from operating activities:
  Net income                                              $  8,412     $  4,424
                                                          ---------------------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                          2,820        2,715
      Deferred income taxes                                   (530)        (586)
      Increase in trade accounts receivable                   (429)        (317)
      Decrease (increase) in inventory                         240         (100)
      Increase in other current assets                         (27)         (18)
      Increase in accrued expenses                             420           66
      Increase  in deferred revenue                            225          145
      Increase in customer deposits                             46           23
                                                          ---------------------
            Total adjustments                                2,765        1,928
                                                          ---------------------

Net cash provided by operating activities                   11,177        6,352
                                                          ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                         (976)        (189)
                                                          ---------------------
            Net cash used in investing activities             (976)        (189)
                                                          ---------------------

Cash flows from financing activities:
  Increase in advances to affiliates, net                  (10,195)          --
  Decrease in advances from affiliates, net                     --       (6,128)
                                                          ---------------------
            Net increase in cash                                 6           35
Cash at beginning of year                                      145           50
                                                          ---------------------
Cash at end of period                                     $    151     $     85
                                                          =====================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                $     --     $    394
                                                          =====================

See accompanying notes to consolidated financial statements.

              MACON CELLULAR TELEPHONE SYSTEMS LIMITED PARTNERSHIP
                      (A New Hampshire Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Partnership Operations and Asset Exchange Agreement

      Macon Cellular Telephone Systems Limited Partnership (the "Partnership") was formed on November 11, 1986, to construct and operate certain non-wireline cellular telephone systems. On October 24, 1989, Palmer Cellular Partnership ("PCP"), a subsidiary of Palmer Communications Incorporated ("Palmer"), directly or indirectly acquired the Partnership's general partner (approximately 1 percent) and approximately 94 percent of the limited partnership units. In conjunction with this acquisition, the Partnership entered into an Asset Exchange Agreement with Macon Cellular Telephone Corp. ("Macon"), whereby the assets consisted primarily of FCC licenses and a nonwireline cellular telephone system serving the Macon, Georgia, Metropolitan Statistical Area. The partnership operates the non-wireline cellular telephone system serving the Georgia-6 RSA which was acquired on July 5, 1996.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless, Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings") which was formed in January, 1994. PCW is the 100% owner of Holdings.

      The Partnership is the 100% owner of Price Communications Wireless VII Inc., the licenseholder for the Macon MSA.

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $138.7 million. During 1998 the allocation was finalized resulting in an allocation of approximately $136.2 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years. Prior to October 6, 1997, PWI also utilized "push down accounting", as PWI owned approximately 99.1% of the Partnership. As of June 30, 1999 PWI owns approximately 99.6% of the Partnership.

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)   (Audited)
                                                          June 30,  December 31,
                                                           1999         1998
                                                           ----         ----
                              Assets
Current Assets:
  Cash                                                  $    301      $     36
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $154 in 1999 and $98 in 1998               3,096         2,365
  Inventory                                                  316           182
  Other current assets                                        79            22
                                                        ----------------------

            Total current assets                           3,792         2,605
                                                        ----------------------

Property and equipment :
  Land and leasehold improvements                            142           136
  Equipment and furnishings                                  423           418
  Cellular equipment                                      12,284        11,958
                                                        ----------------------
                                                          12,849        12,512

Less accumulated depreciation and amortization             2,681         1,820
                                                        ----------------------

            Net property and equipment                    10,168        10,692
                                                        ----------------------

Advances to affiliates                                     4,741         1,242
Licenses and other intangibles,
  less accumulated amortization
  of $4,895 in 1999 and $3,507 in 1998                   106,056       107,444
                                                        ----------------------
                                                         124,757       121,983
                                                        ======================

              Liabilities and Stockholder's Equity
Current liabilities:
  Accrued salaries and benefits                         $     83      $     51
  Other accrued expenses                                     611           296
  Deferred revenue                                           718           525
  Customer deposits                                          110            68
                                                        ----------------------

            Total current liabilities                      1,522           940

Deferred income taxes                                     40,144        40,624
Other notes payable                                           13            15
                                                        ----------------------

            Total liabilities                             41,679        41,579

Commitments and contingencies
Stockholder's equity:
  Preferred stock, $.01 par value;
  authorized 50,000 shares none issued                        --            --
Common stock, $.01 par value; authorized
  100,000 shares, issued 10,000 shares                        --            --
Additional paid in capital                                69,031        69,031
Retained earnings                                         14,047        11,373
                                                        ----------------------

            Total stockholder's equity                    83,078        80,404
                                                        ----------------------
                                                        $124,757      $121,983
                                                        ======================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                                For the three months      For the six months
                                                   ended June 30,           ended June 30,
                                                  1999        1998         1999        1998
                                                --------    --------     --------    --------
Revenue:
  Service revenue                               $  7,475    $  5,452     $ 13,944    $ 10,486
                                                ---------------------------------------------
  Equipment sales and installation                   545         365        1,025         657
                                                ---------------------------------------------

            Total revenue                          8,020       5,817       14,969      11,143
                                                ---------------------------------------------

Operating expenses:
  Engineering, technical and other direct          1,471         899        2,817        1729
  Cost of equipment                                  930         700        1,838        1290
  Sales and marketing                                542         399        1,051         714
  General and administrative                       1,538       1,448        2,955        2753
  Depreciation and amortization                    1,102       1,114        2,207        2202
                                                ---------------------------------------------

            Total operating expenses               5,583       4,560       10,868       8,688
                                                ---------------------------------------------

            Operating income                       2,437       1,257        4,101       2,455
Interest expense                                      80         (33)         143         (81)
                                                ---------------------------------------------

            Income before income tax expense       2,517       1,224        4,244       2,374
Provision for income taxes                           931         452        1,570         878
                                                ---------------------------------------------

            Net income                          $  1,586    $    772     $  2,674    $  1,496
                                                =============================================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                ($ In Thousands)
                                   (Unaudited)

                                                          For the six months
                                                            ended June 30,
                                                           1999        1998
                                                         -------     -------
Cash flows from operating activities:
  Net income                                             $ 2,674     $ 1,496
                                                         -------------------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                        2,207       2,202
      Deferred income tax                                   (480)       (480)
      Increase in trade accounts receivable                 (731)       (287)
      Increase in inventory                                 (134)        (87)
      Increase in other current assets                       (57)        (53)
      Increase (decrease) in accrued expenses                347         (32)
      Increase  in deferred revenue                          193          99
      Increase  in customer deposits                          42          23
                                                         -------------------

            Total adjustments                              1,387       1,385
                                                         -------------------

            Net cash provided by operating activities      4,061       2,881
                                                         -------------------

Cash flows from investing activities:
  Purchases of property and equipment                       (295)     (1,101)
                                                         -------------------

Cash flows from financing activities:
  Long-term borrowings                                        (2)         (1)
  Increase in advances from affiliates, net               (3,499)         --
  Decrease in advances to affiliates, net                     --      (1,886)
                                                         -------------------
           'Net cash used in financing activities         (3,501)     (1,887)
                                                         -------------------

            Net increase (decrease) in cash                  265        (107)
  Cash at beginning of year                                   36         184
                                                         -------------------
  Cash at end of period                                  $   301     $    77
                                                         ===================

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest                 $    --     $    81
                                                         ===================

See accompanying notes to consolidated financial statements.

                      MONTGOMERY CELLULAR HOLDING CO., INC.
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporate Information

      Montgomery Cellular Holding Co., Inc. and its wholly owned subsidiary, Montgomery Cellular Telephone Company, Inc., (the "Company") were formed in February 1988 to operate the non-wireline cellular telephone system in the Montgomery, Alabama, Metropolitan Statistical Area. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding stock of Montgomery Cellular Holding Co., Inc. on December 31, 1988.

      Effective August 4, 1989, Palmer transferred its investment in and advances to the Company to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests.

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Company is Palmer Wireless Holdings Inc. ("Holdings") which was formed in January 1994. PCW is the 100% owner of Holdings.

      The Company's subsidiary is the 100% owner of Price Communications Wireless IV, Inc. the license holder for the Montgomery MSA.

      Basis of Presentation

      Holdings owned approximately 94.6% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998 the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of Montgomery Cellular Holding Co., Inc. and its Subsidiary. All significant inter-company balances and transactions have been eliminated.

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

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                           Consolidated Balance Sheets
                   ($ In thousands Except Per Share Amounts))

                                                        (Unaudited)  (Audited)
                                                         June 30,   December 31,
                                                           1999        1998
                                                           ----        ----
                                Assets
Current Assets:
  Cash                                                   $    301    $     36
  Trade accounts receivable, less
    allowance for doubtful accounts
    of $154 in 1999 and $98 in 1998                         3,096       2,365
  Inventory                                                   316         182
  Other current assets                                         79          22
                                                         --------------------
            Total current assets                            3,792       2,605
                                                         --------------------

Property and equipment :
  Land and leasehold improvements                             142         136
  Equipment and furnishings                                   423         418
  Cellular equipment                                       12,284      12,000
                                                         --------------------
                                                           12,849      12,554
Less accumulated depreciation and amortization              2,681       1,862
                                                         --------------------
            Net property and equipment                     10,168      10,692
                                                         --------------------

Advances to affiliates                                      4,741       1,242
License and other intangibles,
  less accumulated amortization
  of $4,895 in 1999 and $3,507 in 1998                    106,056     107,444
                                                         --------------------
                                                          124,757     121,983
                                                         ====================

               Liabilities and Stockholder's Equity

Current liabilities:
  Accrued salaries and benefits                          $     83    $     51
  Other accrued expenses                                      611         296
  Deferred revenue                                            718         525
  Customer deposits                                           110          68
                                                         --------------------

            Total current liabilities                       1,522         940
  Deferred income taxes                                    40,144      40,624
  Other notes payable                                          13          15
                                                         --------------------

            Total liabilities                              41,679      41,579

Commitments and contingencies
Stockholder's equity:
  Common stock, $1.00 par value;
    authorized 5,000 shares,
    100 shares, issued and outstanding                         --          --
  Additional paid in capital                               69,031      69,031
  Retained earnings                                        14,047      11,373
                                                         --------------------
            Total stockholder's equity                     83,078      80,404
                                                         --------------------
                                                         $124,757    $121,983
                                                         ====================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                               For the three months    For the six months
                                                  ended June 30,         ended June 30,
                                               1999        1998         1999        1998
                                               ----        ----         ----        ----
Revenue:
  Service revenue                            $  7,475    $  5,452     $ 13,944    $ 10,486
  Equipment sales and installation                545         365        1,025         657
                                             ---------------------------------------------

            Total revenue                       8,020       5,817       14,969      11,143
                                             ---------------------------------------------

Operating expenses:
  Engineering, technical and other direct       1,471         899        2,817       1,729
  Cost of equipment                               930         700        1,838       1,290
  Sales and marketing                             542         399        1,051         714
  General and administrative                    1,538       1,448        2,955       2,753
  Depreciation and amortization                 1,102       1,114        2,207       2,202
                                             ---------------------------------------------

            Total operating expenses            5,583       4,560       10,868       8,688
                                             ---------------------------------------------

            Operating income                    2,437       1,257        4,101       2,455
Interest income (expense)                          80         (33)         143         (81)
                                             ---------------------------------------------

Income before income tax expense                2,517       1,224        4,244       2,374
Provision for income taxes                        931         452        1,570         878
                                             ---------------------------------------------

            Net income                       $  1,586    $    772     $  2,674    $  1,496
                                             =============================================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                      Consolidated Statements of Cash Flows
                                ($ In thousands)
                                   (Unaudited)

                                                          For the six months
                                                            ended June 30,
                                                           1999        1998
                                                         -------     -------
Cash flows from operating activities:
  Net income                                             $ 2,674     $ 1,496
                                                         -------------------

  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization                        2,207       2,202
      Deferred income tax                                   (480)       (480)
      Increase in trade accounts receivable                 (731)       (287)
      Increase in inventory                                 (134)        (87)
      Increase in other current assets                       (57)        (53)
      Increase (decrease) in accrued expenses                347         (32)
      Increase in deferred revenue                           193          99
      Increase in customer deposits                           42          23
                                                         -------------------

            Total adjustments                              1,387       1,385
                                                         -------------------

            Net cash provided by operating activities      4,061       2,881
                                                         -------------------

Cash flows from investing activities:
  Purchases of property and equipment                       (295)     (1,101)
                                                         -------------------

Cash flows from financing activities:
  Long-term borrowings                                        (2)         (1)
  Increase in advances to affiliates, net                 (3,499)         --
  Decrease in advances from affiliates, net                   --      (1,886)
                                                         -------------------
            Net cash used in financing activities         (3,501)     (1,887)
                                                         -------------------

Net increase (decrease) in cash                              265        (107)
Cash at beginning of year                                     36         184
                                                         -------------------
Cash at end of period                                    $   301     $    77
                                                         ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest               $    --     $    81
                                                         ===================

See accompanying notes to consolidated financial statements.

                     MONTGOMERY CELLULAR TELEPHONE CO., INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporate Information

      Montgomery Cellular Telephone Co., Inc., (the "Company") and its parent Montgomery Cellular Holding Co., Inc., whose financial statements are included elsewhere in this document, were formed in February 1988 to operate the non-wireline cellular telephone system in the Montgomery, Alabama, Metropolitan Statistical Area. Palmer Communications Incorporated ("Palmer") acquired an interest in the outstanding stock of Montgomery Cellular Holding Co., Inc. on December 31, 1988.

      Effective August 4, 1989, Palmer transferred its investment in and advances to the Company to Palmer Cellular Partnership ("PCP"). Palmer owned a majority interest in PCP. When Palmer's interest in the Company was transferred to PCP, it had no effect on the carrying value of the assets of the Company.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests.

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The Company's direct owner Montgomery Cellular Holding Co., Inc. ("Montgomery Holding"). Montgomery Holding in turn is 100% owned by Palmer Wireless Holdings, Inc. which was formed in January, 1994. PCW is the 100% owner of Holdings.

      The Company is the 100% owner of Price Communications Wireless IV, Inc., the license holder for the Montgomery MSA.

      Basis of Presentation

      Holdings owned approximately 94.6% of the Company at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Company revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million. During 1998 the allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The Consolidated Financial Statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                                 Balance Sheets
                                ($ in thousands)

                                                        (Unaudited)  (Audited)
                                                         June 30,  December 31,
                                                           1999        1998
                                                           ----        ----
                                     Assets
Current Assets:
  Cash                                                   $    --      $    18
  Trade accounts receivable, less
    allowance for doubtful
    accounts of $45 in 1999 and $29 in 1998                1,165          961
  Inventory                                                  104          135
  Other current assets                                        23           15
                                                         --------------------

            Total current assets                           1,292        1,129
                                                         --------------------

Property and equipment :
  Land and land improvements                                 295          295
  Buildings and leasehold improvements                       109          109
  Equipment and furnishings                                  240          239
  Cellular equipment                                       4,877        4,810
                                                         --------------------
                                                           5,521        5,453
  Less accumulated depreciation and amortization           1,052          692
                                                         --------------------

            Net property and equipment                     4,469        4,761
                                                         --------------------

Advances to affiliates                                    10,399        6,809
License and other intangibles,
  less accumulated amortization
  of $1,948 in 1999 and $1,406 in 1998                    41,387       41,929
                                                         --------------------
                                                         $57,547      $54,628
                                                         ====================

               Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                          $    33      $    20
  Other accrued expenses                                     285           98
  Deferred revenue                                           290          225
  Customer deposits                                           82           68
                                                         --------------------

            Total current liabilities                        690          411
Deferred income taxes                                     12,999       13,169
                                                         --------------------

            Total liabilities                             13,689       13,580
                                                         --------------------

Commitments and contingencies
Partners' equity                                          43,858       41,048
                                                         --------------------
                                                         $57,547      $54,628
                                                         ====================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                  (Unaudited)

                                            For the three months  For the six months
                                               ended June 30,       ended June 30,
                                              1999      1998      1999      1998
                                              ----      ----      ----      ----

Revenue:
  Service revenue                            $3,147    $2,569    $5,502    $4,489
  Equipment sales and installation              255       190       460       370
                                             ------------------------------------

            Total revenue                     3,402     2,759     5,962     4,859
                                             ------------------------------------

Operating expenses:
  Engineering, technical and other direct       339       361       656       656
  Cost of equipment                             347       331       661       635
  Sales and marketing                           221       160       411       300
  General and administrative                    578       611     1,101     1,118
  Depreciation and amortization                 452       466       903       925
                                             ------------------------------------

            Total operating expenses          1,937     1,929     3,732     3,634
                                             ------------------------------------

            Operating income                  1,465       830     2,230     1,225

Interest income                                 164        88       410       138
                                             ------------------------------------
            Income before taxes               1,629       918     2,640     1,363
Deferred tax benefit                             85        93       170       186
                                             ------------------------------------
            Net income                       $1,714    $1,011    $2,810    $1,549
                                             ====================================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)
                                                             For the six months
                                                               ended June 30,
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
  Net income                                                $ 2,810     $ 1,549
                                                            -------------------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                             903         925
      Deferred taxes                                           (170)       (186)
      Increase in trade accounts receivable                    (204)        (67)
      Decrease  in inventory                                     31          57
      Increase in other current assets                           (8)         (4)
      Increase  in accrued expenses                             199          71
      Increase in deferred revenue                               65          26
      Increase in customer deposits                              14          17
                                                            -------------------

            Total adjustments                                   830         839
                                                            -------------------

            Net cash provided by operating activities         3,640       2,388
                                                            -------------------

Cash flows from investing activities:
  Purchases of property and equipment                           (68)       (153)
                                                            -------------------
            Net cash used in investing activities               (68)       (153)

Cash flows from financing activities -
  Increase in advances to affiliates, net                    (3,590)         --
  Increase in advances from affiliates, net                      --      (2,231)
                                                            -------------------

            Net (decrease) increase in cash                     (18)          4
Cash at beginning of year                                        18          13
                                                            -------------------
Cash at end of period                                       $    --     $    17
                                                            ===================

See accompanying notes to consolidated financial statements.

                  PANAMA CITY CELLULAR TELEPHONE COMPANY, LTD.
                         (A Florida Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Partnership Operations

      Panama City Cellular Telephone Company Ltd. (the "Partnership") was formed on April 1, 1988, to construct and operate non-wireline cellular telephone systems in the Panama City, Florida, Metropolitan Statistical Area. On July 25, 1991, Palmer Cellular Partnership ("PCP"), a subsidiary of Palmer Communications Incorporated ("Palmer"), acquired 100 percent of the general partners' interest and a portion of the limited partners' interest.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW. The Partnership's direct owner is Panhandle Cellular Partnership ("Panhandle") whose financial statements are included elsewhere in this document. Panhandle in turn is owned by Palmer Wireless Holdings, Inc. ("Holdings"). PCW is the 100% owner of Holdings.

      The Partnership is the 100% owner of Price Communications Wireless IX, Inc., the license holder for the Panama City MSA.

      Basis of Presentation

      Holdings owned approximately 92.0% of the Partnership at June 30, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998 the allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital. The license is being amortized over a period of 40 years.

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results for a full year.

                         PANHANDLE CELLULAR PARTNERSHIP
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)   (Audited)
                                                         June 30,   December 31,
                                                           1999        1998
                                                           ----        ----
                                Assets
Current Assets:
  Cash                                                    $    --     $    18
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $45 in 1999 and $29 in 1998                 1,165         961
  Inventory                                                   104         135
  Other current assets                                         23          15
                                                          -------------------

            Total current assets                            1,292       1,129
                                                          -------------------

Property and equipment :
  Land and land improvements                                  295         295
  Buildings and leasehold improvements                        109         109
  Equipment and furnishings                                   240         239
  Cellular equipment                                        4,877       4,810
                                                          -------------------
                                                            5,521       5,453
Less accumulated depreciation and amortization              1,052         692
                                                          -------------------
            Net property and equipment                      4,469       4,761

Advances to affiliates                                     10,399       6,809
Licenses and other intangibles,
  less accumulated amortization
  of $1,948 in 1999 and $1,406 in 1998                     41,387      41,929
                                                          -------------------
                                                          $57,547     $54,628
                                                          ===================

                Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                           $    33     $    20
  Other accrued expenses                                      285          98
  Deferred revenue                                            290         225
  Customer deposits                                            82          68
                                                          -------------------

            Total current liabilities                         690         411
Deferred income taxes                                      12,999      13,169
Minority interest                                             577         549
                                                          -------------------
            Total liabilities                              14,266      14,129

Commitments and contingencies
Partners' equity                                           43,281      40,499
                                                          -------------------
                                                          $57,547     $54,628
                                                          ===================

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                             For the three months    For the six months
                                                 ended June 30,         ended June 30,
                                               1999        1998        1999        1998
                                             -------     -------     -------     -------
Revenue:
  Service revenue                            $ 3,147     $ 2,569     $ 5,502     $ 4,489
  Equipment sales and installation               255         190         460         370
                                             -------------------------------------------

            Total revenue                      3,402       2,759       5,962       4,859
                                             -------------------------------------------

Operating expenses:
  Engineering, technical and other direct        339         361         656         656
  Cost of equipment                              347         331         661         635
  Sales and marketing                            221         160         411         300
  General and administrative                     578         611        1101        1118
  Depreciation and amortization                  452         466         903         925
                                             -------------------------------------------

            Total operating expenses           1,937       1,929       3,732       3,634
                                             -------------------------------------------

            Operating income                   1,465         830       2,230       1,225

Interest income                                  164          88         410         138
Minority interest                                (16)         (9)        (26)        (14)
                                             -------------------------------------------

            Income before taxes                1,613         909       2,614       1,349
Deferred tax benefit                              85          93         170         186
                                             -------------------------------------------
            Net income                       $ 1,698     $ 1,002     $ 2,784     $ 1,535
                                             ===========================================

See accompanying notes to consolidated financial statements.

                           PANHANDLE CELLULAR PARTNERSHIP
                       Consolidated Statements of Cash Flows
                                  ($ in thousands)
                                    (Unaudited)

                                                         For the six months
                                                           ended June 31,
                                                          1999        1998
                                                          ----        ----
Cash flows from operating activities:
  Net income                                             $ 2,784     $ 1,535
                                                         -------------------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                          903         925
      Minority interest share of income                       26          14
      Deferred taxes                                        (170)       (186)
      Increase in trade accounts receivable                 (204)        (67)
      Decrease in inventory                                   31          57
      Increase in other current assets                        (8)         (4)
      Increase  in accrued expenses                          199          71
      Increase  in deferred revenue                           65          26
      Increase  in customer deposits                          14          17
                                                         -------------------

            Total adjustments                                856         853
                                                         -------------------

            Net cash provided by operating activities      3,640       2,388
                                                         -------------------

Cash flows from investing activities:
  Purchases of property and equipment                        (68)       (153)
                                                         -------------------
            Net cash used in investing activities            (68)       (153)

Cash flows from financing activities:
  Increase in advances to affiliates, net                 (3,590)         --
  Increase in advances tfrom affiliates, net                  --      (2,231)
                                                         -------------------

            Net increase (decrease) in cash                  (18)          4
Cash at beginning of year                                     18          13
                                                         -------------------
Cash at end of period                                    $    --     $    17
                                                         ===================

See accompanying notes to consolidated financial statements.

                         PANHANDLE CELLULAR PARTNERSHIP
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Partnership Operations

      Panhandle Cellular Partnership. (the "Partnership") was formed on January 1, 1987, to construct and operate non-wireline cellular telephone systems in the Panama City, Florida, Metropolitan Statistical Area. The Partnership is the 99.01% partner of Panama City Cellular Telephone Co., Ltd. which was formed on April 1, 1988 and whose financial statements are included elsewhere in this document. On July 25, 1991, Palmer Cellular Partnership ("PCP"), a subsidiary of Palmer Communications Incorporated ("Palmer"), acquired an interest in the Partnership.

      In March of 1995, Palmer Wireless, Inc. ("PWI") issued common stock for 100 percent of the partnership interests of PCP. Palmer owns a majority interest in PWI. Since this exchange was between related parties, it was accounted for in a manner similar to a pooling of interests. References to PWI in the accompanying financial statements and notes to financial statements include the activity of PWI and its predecessor, PCP.

      On May 23, 1997, Price Communications Wireless, Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Palmer Wireless Holdings, Inc. ("Holdings") which has a 78.41% ownership interest. Holdings, which was formed in January, 1994, is 100% owned by PCW.

      The Partnership's subsidiary is the 100% owner of Price Communications Wireless IX, Inc., the license holder for the Panama City MSA.

      Basis of Presentation

      Holdings owned approximately 77.7% of the Partnership at March 31, 1999. For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the Partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998 the allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years.

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with the rules and regulations of the Security and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                        (Unaudited)  (Audited)
                                                          June 30,  December 31,
                                                            1999       1998
                                                            ----       ----
                              Assets
Current Assets:
  Cash                                                    $   116    $    14
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $117 in 1999 and $108 in 1998               2,205      1,751
  Inventory                                                   282        368
  Other current assets                                         47         30
                                                          ------------------

            Total current assets                            2,650      2,163
                                                          ------------------

Property and equipment:
  Land and land improvements                                  808        715
  Buildings and leasehold improvements                        982        975
  Equipment and furnishings                                   285        278
  Cellular equipment                                       11,816     10,457
                                                          ------------------
                                                           13,891     12,425
  Less accumulated depreciation
              and amortization                              3,242      2,469
                                                          ------------------

            Net property and equipment                     10,649      9,956
                                                          ------------------

Advances to affiliates                                      4,524          3
Licenses and other intangibles,
  less accumulated amortization of
  $3,549 in 1999 and $2,583 in 1998                        73,724     74,690
                                                          ------------------
                                                          $91,547    $86,812
                                                          ==================

                   Liabilities and Partners' Equity
Current liabilities:
  Accrued salaries and benefits                           $    68    $    43
  Other accrued expenses                                      400        190
  Deferred revenue                                            483        390
  Customer deposits                                           112         64
                                                          ------------------

            Total current liabilities                       1,063        687
Deferred income taxes                                      21,817     22,103
                                                          ------------------

            Total liabilities                              22,880     22,790
Commitments and contingencies
Partners' equity                                           68,667     64,022
                                                          ------------------
                                                          $91,547    $86,812
                                                          ==================

See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHIP
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                             For the three months    For the six months
                                                 ended June 30,      ended June 30,
                                               1999       1998        1999       1998
                                               ----       ----        ----       ----
Revenue:
  Service revenue                            $ 6,098    $ 4,371     $11,414    $ 8,194
  Equipment sales and installation               366        341         643        564
                                             -----------------------------------------

            Total revenue                      6,464      4,712      12,057      8,758
                                             -----------------------------------------

Operating expenses:
  Engineering, technical and other direct      1,213        844       2,297      1,548
  Cost of equipment                              673        575       1,276        994
  Sales and marketing                            433        552         842        911
  General and administrative                     878        801       1,647      1,538
  Depreciation and amortization                  897        881       1,738      1,750
                                             -----------------------------------------

            Total operating expenses           4,094      3,653       7,800      6,741
                                             -----------------------------------------

            Operating income                   2,370      1,059       4,257      2,017
Interest income (expense)                         83       (127)        102       (258)
                                             -----------------------------------------

            Income before taxes                2,453        932       4,359      1,759
Deferred tax benefit                             143        167         286        334
                                             -----------------------------------------
            Net income                       $ 2,596    $ 1,099     $ 4,645    $ 2,093
                                             =========================================

See accompanying notes to consolidated financial statements.

                      SAVANNAH CELLULAR LIMITED PARTNERHSIP
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                          For the six months
                                                            ended June 30,
                                                           1999        1998
                                                           ----        ----
Cash flows from operating activities:
  Net income                                             $ 4,645     $ 2,093
                                                         -------------------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                        1,738       1,750
      Deferred taxes                                        (286)       (334)
      Increase in trade accounts receivable                 (454)       (575)
      Decrease (increase) in inventory                        86        (119)
      Increase in other current assets                       (16)         (7)
      Increase in accrued expenses                           235         107
      Increase in deferred revenue                            93          63
      Increase (decrease) in customer deposits                48          (8)
                                                         -------------------

            Total adjustments                              1,444         877
                                                         -------------------

            Net cash provided by operating activities      6,089       2,970
  Cash flows from investing activities:
    Purchases of property and equipment                   (1,466)       (323)
  Cash flows from financing activities:
    Decrease in advances from affiliates, net             (4,521)     (2,605)
                                                         -------------------

            Net increase in cash                             102          42
Cash at beginning of year                                     14          24
                                                         -------------------
Cash at end of period                                    $   116     $    66
                                                         ===================

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest               $    --     $   258
                                                         ===================

See accompanying notes to consolidated financial statements

                      SAVANNAH CELLULAR LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Partnership Operations

      Savannah Cellular Limited Partnership (the "Partnership") was formed on June 21, 1987, to construct and operate certain non-wireline cellular telephone systems in Bryan, Chatham and Effingham counties, Georgia. On December 1, 1995, Palmer Wireless Holdings, Inc. ("Holdings"), a subsidiary of Palmer Wireless, Inc. ("PWI"), acquired Georgia Metronet, Inc., which owned 47.6226 percent of the Partnership directly through its 100 percent ownership of the Savannah General Partnership, the general partner of the Partnership. As such, Holdings purchased 97.8816 percent of the Partnership's general and limited partnership interests on December 1, 1995.

      On May 23, 1997, Price Communications Wireless , Inc. ("PCW") and PWI entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW. The direct owner of the Partnership is Holdings which was formed in January, 1994. PCW is the 100% owner of Holdings.

      The partnership is the 100% owner of Price Communications Wireless VIII, Inc., the license holder for the Savannah MSA.

      Basis of Presentation

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of PWI's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the partnership revalued its assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $79.0 million. During 1998, the allocation was finalized resulting in an allocation of approximately $77.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. The license is being amortized over a period of 40 years. Prior to October 6, 1997, Holdings utilized "push down accounting."

      The accompanying financial statements do not include the assets and liabilities of the partners.

      The Consolidated Financial Statements include the accounts of the Partnership and its subsidiary. All significant inter-company balances and transactions have been eliminated.

      The Consolidated Financial Statements have been prepared by the Partnership without audit in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

                            CEI COMMUNICATIONS, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)  (Audited)
                                                       June 30,   December 31,
                                                         1999       1998
                                                         ----       ----
                         Assets
Investment in Macon Cellular Telephone
  Systems Limited Partnership                           $753        $664
                                                        ================

Commitments and contingencies

                          Equity
Common stock, $1.00 par value,
  150,000 shares authorized,
     500 shares issued and outstanding                  $ --        $ --
Retained earnings                                        753         664
                                                        ----------------
                                                        $753        $664
                                                        ================

                 See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            Statements of Operations
                                '($ in thousands)
                                   (Unaudited)

                                    For the three months  For the six months
                                       ended June 30,        ended June 30,
                                      1999      1998      1999      1998
                                     -------------------------------------
Partnership income from Macon
  Cellular Telephone Systems
  Limited Partnership                  $49       $26       $89       $47
                                     =====================================

                 See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                            'Statements of Cash Flows
                                ($ in thousands)
                                    Unaudited

                                                     For the six months
                                                       ended June 30,
                                                       1999      1998
                                                       -------------
Net income                                             $89       $47
Increase in investment account                         (89)      (47)
                                                       -------------

Increase in cash                                       $ 0       $ 0
                                                       =============

                 See accompanying notes to financial statements.

                            CEI COMMUNICATIONS, INC.
                     Notes to Unaudited Financial Statements

1) Summary of Significant Accounting Policies

      CEI Communications, Inc. (the "Company") has a 1.06% partnership interest in Macon Cellular Telephone Systems Limited Partnership. The Company is owned 100% by Palmer Wireless Holdings, Inc.

                         PANAMA CITY COMMUNICATIONS INC.
                                 Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                          1999         1998
                                                          ----         ---
                           Assets
Investment in Panama City Cellular
  Telephone Co. Inc.                                       $137        $111
                                                           ================

                           Equity
Common stock, no par value:
  100 shares authorized,
  issued and outstanding                                   $ --        $ --
Retained earnings                                           137         111
                                                           ----------------
                                                           $137        $111
                                                           ================

                See accompanying notes to financial statements.

                        PANAMA CITY COMMUNICATIONS INC.
                            'Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                      For the three months   For the six months
                                         ended June 30,        ended June 30,
                                        1999      1998        1999    1998
                                        ----      ----        ----    ----
Partnership income from Panama
City Cellular Telephone Co. Ltd.        $  16     $   9        $  26     $14
                                        ====================================

See accompanying notes to financial statements.

                         PANAMA CITY COMMUNICATIONS INC.
                            'Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the six months
                                                         ended June 30,
                                                       1999           1998
                                                       ----           ----
Net income                                           $   26         $   14

Increase in investment account                          (26)           (14)
                                                     ---------------------

Increase in cash                                     $    0         $    0
                                                     =====================

See accompanying notes to financial statements.

                        PANAMA CITY COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Basis of Presentation

      Panama City Communications, Inc. (the "Company") has a .99% partnership interest in Panama City Cellular Telephone Co., Ltd. The Company is owned 100% by Palmer Wireless Holdings, Inc.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)   (Audited)
                                                        June 30,  December 31,
                                                        1999         1998
                                                        ----         ----
                      Assets
Cellular license, net of accumulated
  amortization of $14,573 in 1999
  and $10,533 in 1998                                $ 308,693     $ 312,733
                                                     =======================

           Liabilities and Stockholder's Equity

Deferred taxes                                       $  94,628     $  95,724
Commitments and contingencies                               --            --

                   Stockholder's Equity
Common stock, par value $.01 per share;
  authorized, issued and outstanding
  1,000 shares                                              --            --
Paid-in capital                                        224,058       224,058
(Accumulated deficit)                                   (9,993)       (7,049)
                                                     -----------------------

Total stockholder's equity                             214,065       217,009
                                                     -----------------------

Total liabilities and stockholder's equity           $ 308,693     $ 312,733
                                                     =======================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                       For the three months  For the six months
                                         ended June 30,        ended June 30,
                                      1999        1998        1999        1998
                                      ----        ----        ----        ----
Amortization of cellular license    $ 2,020     $ 2,118     $ 4,040     $ 4,236
Deferred tax benefit                    548         697     $ 1,096     $ 1,394
                                    -------------------------------------------
Net (loss)                          ($1,472)    ($1,421)    ($2,944)    ($2,842)
                                    ===========================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                        For the six months ended
                                                                June 30,
                                                          1999            1998
                                                          ----            ----
Net (loss)                                              ($2,944)        ($2,842)
Amortization of cellular license                          4,040           4,236
Decrease in deferred tax liability                       (1,096)         (1,394)
                                                        -----------------------
Net change in cash                                      $     0         $     0
                                                        =======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS II, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless II, Inc. ("Wireless II") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Palmer Wireless Holdings Inc. which in turn is 100% owned by its parent Price Communications Wireless Inc. ("PCW"), the Registrant. The Company owns the non-wireline licenses of the AL-8 RSA, GA-7 RSA, GA-8 RSA, GA-9 RSA, GA-10 RSA, GA-12 RSA, Augusta Georgia MSA and the interim operating authority for SC-7 RSA.

      Financial Statement Basis

      On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $330.0 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $323.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. is 100% owned by PCW and accordingly the value of the license allocated to it was contributed to Wireless II

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Tax Liability

      For financial statement purposes, the Company, recognizes deferred taxes as it relates to the difference between financial statement and income tax basis of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 91/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)   (Audited)
                                                         June 30,   December 31,
                                                          1999         1998
                                                          ----         ----
                         Assets
Cellular license, net of accumulated
  amortization of $2,188 in 1999
  and $1,576 in 1998                                    $ 46,756     $ 47,368
                                                        =====================

             Liabilities and Stockholder's Equity
Deferred taxes                                          $ 17,304     $ 17,526
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01 per
  share; authorized, issued
  and outstanding 1,000 shares                                --           --
Paid-in capital                                           30,884       30,884
(Accumulated deficit)                                     (1,432)      (1,042)
                                                        ---------------------

Total stockholder's equity                                29,452       29,842
                                                        ---------------------

Total liabilities and stockholder's equity              $ 46,756     $ 47,368
                                                        =====================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                    For the three months     For the six months
                                      ended June 30,           ended June 30,
                                       1999      1998         1999      1998
                                      -----     -----        -----     -----
Amortization of cellular license      $ 306     $ 315        $ 612     $ 630
Deferred tax benefit                    111       107        $ 222     $ 214
                                      --------------------------------------
Net (loss)                            ($195)    ($208)       ($390)    ($416)
                                      ======================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                     For the six months ended
                                                             June 30,
                                                        1999           1998
                                                        ----           ----
Net (loss)                                             ($390)         ($416)
Amortization of cellular license                         612            630
Decrease in deferred tax liability                      (222)          (214)
                                                       --------------------
Net change in cash                                     $   0          $   0
                                                       ====================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS III, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless III, Inc. ("Wireless III") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Dothan Cellular Telephone Co. Inc. ("Dothan") whose financial statements are included elsewhere in this document. Dothan in turn is 100% owned by Cellular Systems of Southeast Alabama, Inc. ("Cellular Systems"). Palmer Wireless Holdings, Inc.("Holdings") has a 95.0% ownership interest in Cellular Systems. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Dothan (Dothan MSA), the operating entity.

      Financial Statement Basis

      On May 23, 1997, PCW, and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $50.4 million. During 1998, the preliminary allocation was finalized resulting in an allocation of $48.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless III.

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Income Taxes

      For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 91/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)   (Audited)
                                                        June 30,    December 31,
                                                          1999         1998
                                                          ----         ----
                           Assets

Cellular license, net of accumulated
  amortization of $4,932 in 1999
  and $3,544 in 1998                                   $ 106,061    $ 107,449
                                                       ======================

              Liabilities and Stockholder's Equity
Deferred taxes                                         $  39,254    $  39,756
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01
  per share; authorized, issued
  and outstanding 1,000 shares                                --           --
Paid-in capital                                           70,038       70,038
(Accumulated deficit)                                     (3,231)      (2,345)
                                                       ----------------------

Total stockholder's equity                                66,807       67,693
                                                       ----------------------

Total liabilities and stockholder's equity             $ 106,061    $ 107,449
                                                       ======================

                See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                     For the three months    For the six months
                                        ended June 30,         ended June 30,
                                      1999        1998       1999        1998
                                      ----        ----       ----        ----

Amortization of cellular license    $   694     $   709     $ 1,388     $ 1,418
Deferred tax benefit                    251         240     $   502     $   480
                                    -------------------------------------------
Net (loss)                          ($  443)    ($  469)    ($  886)    ($  938)
                                    ===========================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                  For the six months ended
                                                           June 30,
                                                      1999        1998
                                                      ----        ----
Net (loss)                                         ($  886)    ($  938)
Amortization of cellular license                     1,388       1,418
Decrease in deferred tax liability                    (502)       (480)
                                                   -------------------
Net change in cash                                 $     0     $     0
                                                   ===================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IV, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless IV, Inc. ("Wireless IV") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Montgomery Cellular Telephone Co. Inc. ("Montgomery"). Montgomery in turn is 100% owned by its parent, Montgomery Cellular Holding Co. Inc. ("Montgomery Holdings"), the operating entity. Palmer Wireless Holdings, Inc. has a 94.6% ownership interest in Montgomery Holdings. Palmer Wireless Holdings, Inc. is 100% owned by Price Communications Wireless, Inc.,("PCW"). The Company owns the non-wireline license of Montgomery Holdings (Montgomery MSA).

      Financial Statement Basis

      On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $113.4 million to licenses. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $111.0 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless IV..

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not br recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Income Taxes

      For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 91/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                    (Unaudited)    (Audited)
                                                     June 30,    December 31,
                                                       1999        1998
                                                       ----        ----
                            Assets

Cellular license, net of accumulated
  amortization of $3,402 in 1999
  and $2,444 in 1998                                 $ 73,251     $ 74,209
                                                     =====================

             Liabilities and Stockholder's Equity

Deferred taxes                                       $ 11,605     $ 11,759
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value
  $.01 per share; authorized, issued
  and outstanding 1,000 shares                             --           --
Paid-in capital                                        64,069       64,069
(Accumulated deficit)                                  (2,423)      (1,619)
                                                     ---------------------
Total stockholder's equity                             61,646       62,450
                                                     ---------------------
Total liabilities and stockholder's equity           $ 73,251     $ 74,209
                                                     =====================

                See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                       For the three months  For the six months
                                          ended June 30,       ended June 30,
                                         1999       1998       1999       1998
                                         ----       ----       ----       ----

Amortization of cellular license         $ 479      $ 489      $ 958      $ 978
Deferred tax benefit                        77        166      $ 154      $ 332
                                         --------------------------------------
Net (loss)                               ($402)     ($323)     ($804)     ($646)
                                         ======================================

                 See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                           For the six months ended
                                                   June 30,
                                              1999         1998
                                              ----         ----

Net (loss)                                   ($804)       ($646)
Amortization of cellular license               958          978
Decrease in deferred tax liability            (154)        (332)
                                              -----------------
Net change in cash                            $ 0          $ 0
                                              =================

                 See accompanying notes to financial statements.

                      PRICE COMMUNICATIONS WIRELESS V, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless V, Inc. ("Wireless V") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Cellular Dynamics Telephone Company of Georgia ("Cellular Dynamics"). Cellular Dynamics in turn is 100% owned by its parent Albany Cellular Partners ("Albany"), the operating entity. Palmer Wireless Holdings, Inc.("Holdings"), has an 96.8% ownership interest in Albany. Holdings is 100% owned by Price Communications Wireless, Inc.("PCW"). The Company owns the non-wireline license of Albany (Albany MSA and GA-13 RSA).

      Financial Statement Basis

      On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997 the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $78.3 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $76.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless V.

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Income Taxes

      For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 91/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)    (Audited)
                                                       June 30,     December 31,
                                                         1999          1998
                                                         ----          ----
                            Assets

Cellular license, net of accumulated
  amortization of $3,982 in 1999
  and $2,860 in 1998                                  $ 85,719      $ 86,841
                                                      ======================

             Liabilities and Stockholder's Equity

Deferred taxes                                        $ 28,138      $ 28,506
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01
  per share; authorized, issued
  and outstanding 1,000 shares                              --            --
Paid-in capital                                         60,229        60,229
(Accumulated deficit)                                   (2,648)       (1,894)
                                                      ----------------------
Total stockholder's equity                              57,581        58,335
                                                      ----------------------
Total liabilities and stockholder's equity            $ 85,719      $ 86,841
                                                      ======================


                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                       For the three months      For the six months
                                         ended June 30,             ended June 30,
                                       1999         1998         1999         1998
                                       ----         ----         ----         ----

Amortization of cellular license     $   561      $   572      $ 1,122      $ 1,144
Deferred tax benefit                     184          193      $   368      $   386
                                     ----------------------------------------------
Net (loss)                           ($  377)     ($  379)     ($  754)     ($  758)
                                     ==============================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                       For the six months ended
                                             June 30,
                                          1999         1998
                                          ----         ----

Net (loss)                             ($  754)     ($  758)
Amortization of cellular license         1,122        1,144
Decrease in deferred tax liability        (368)        (386)
                                       --------------------
Net change in cash                     $     0      $     0
                                       ====================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VI, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless VI, Inc. ("Wireless VI") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Columbus Cellular Telephone Company ("Columbus Cellular"). Palmer Wireless Holdings, Inc.("Holdings") has an 99.1% ownership interest in Columbus Cellular Holdings and is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline licenses of Columbus Cellular (Columbus MSA and the GA-6 A2 RSA.

      Financial Statement Basis

      On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $91.5 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $89.7 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VI.

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Income Taxes

      For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                   (Unaudited)     (Audited)
                                                     June 30,      December 31,
                                                      1999           1998
                                                      ----           ----
                            Assets

Cellular license, net of accumulated
  amortization of $6,032 in 1999
  and $4,334 in 1998                               $ 129,879      $ 131,577
                                                   ========================

             Liabilities and Stockholder's Equity

Deferred taxes                                     $  40,358      $  40,888
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01
  per share; authorized, issued
  and outstanding 1,000 shares                            --             --
Paid-in capital                                       93,558         93,558
(Accumulated deficit)                                 (4,037)        (2,869)
                                                   ------------------------
Total stockholder's equity                            89,521         90,689
                                                   ------------------------
Total liabilities and stockholder's equity         $ 129,879      $ 131,577
                                                   ========================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                      For the three months   For the six months
                                         ended June 30,         ended June 30,
                                      1999         1998      1999         1998
                                      ----         ----      ----         ----

Amortization of cellular license    $   849      $   867   $ 1,698      $ 1,734
Deferred tax benefit                    265          293       530          586
                                    -------------------------------------------
Net (loss)                          ($  584)     ($  574)  ($1,168)     ($1,148)
                                    ===========================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                       For the six months ended
                                                              June 30,
                                                         1999         1998
                                                         ----         ----

Net (loss)                                             ($1,168)     ($1,148)
Amortization of cellular license                         1,698        1,734
Decrease in deferred tax liability                        (530)        (586)
                                                       --------------------
Net change in cash                                     $     0      $     0
                                                       ====================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS VII, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless VII, Inc. ("Wireless VII") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Macon Cellular Telephone Systems Limited Partnership ("Macon"). C.E.I. Communications Inc. ("CEI") is the general partner of Macon and holds a 1.06% ownership interest in Macon. Palmer Wireless Holdings, Inc.("Holdings") is the 100% owner of CEI and has a 99.6% ownership interest in Macon when combined with its ownership of CEI. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline licenses of Macon (Macon MSA and the GA-6 A1 RSA.

      Financial Statement Basis

      On May 23, 1997, PCW, and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $138.7 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $135.9 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down' accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VII.

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Income Taxes

      For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 91/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                    (Unaudited)     (Audited)
                                                      June 30,      December 31,
                                                        1999          1998
                                                      --------      --------
                            Assets

Cellular license, net of accumulated
  amortization of $3,549 in 1999
  and $2,583 in 1998                                  $ 73,724      $ 74,690
                                                      ======================

             Liabilities and Stockholder's Equity

Deferred taxes                                        $ 21,817      $ 22,103
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01
  per share; authorized, issued
  and outstanding 1,000 shares                              --            --
Paid-in capital                                         54,336        54,336
(Accumulated deficit)                                   (2,429)       (1,749)
                                                      ----------------------

Total stockholder's equity                              51,907        52,587
                                                      ----------------------

Total liabilities and stockholder's equity            $ 73,724      $ 74,690
                                                      ======================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                     For the three months       For the six months
                                         ended June 30,             ended June 30,
                                       1999         1998         1999         1998
                                       ----         ----         ----         ----
Amortization of cellular license     $   483      $   523      $   966      $ 1,046
Deferred tax benefit                     143          167      $   286      $   334
                                     ----------------------------------------------
Net (loss)                           ($  340)     ($  356)     ($  680)     ($  712)
                                     ==============================================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                    For the six months ended
                                                            June 30,
                                                     1999             1998
                                                     ----             ----

Net (loss)                                           ($680)           ($712)
Amortization of cellular license                       966            1,046
Decrease in deferred tax liability                    (286)            (334)
                                                     ----------------------
Net change in cash                                      $0               $0
                                                     ======================

                 See accompanying notes to financial statements.

                    PRICE COMMUNICATIONS WIRELESS VIII, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless VIII, Inc. ("Wireless VIII") (the "Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Savannah Cellular Limited Partnership ("Savannah"). Palmer Wireless Holdings, Inc.("Holdings") has a 98.5% ownership interest in Savannah. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Savannah (Savannah MSA).

      Financial Statement Basis

      On May 23, 1997, PCW and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $79.0 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $77.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless VIII.

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Income Taxes

      For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 9 1/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                                 Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)    (Audited)
                                                      June 30,     December 31,
                                                        1999          1998
                                                        ----          ----
                            Assets

Cellular license, net of accumulated
  amortization of $1,923 in 1999
  and $1,381 in 1998                                  $ 41,387      $ 41,929
                                                      ======================

             Liabilities and Stockholder's Equity

Deferred taxes                                        $ 13,000      $ 13,170
Commitments and contingencies

                     Stockholder's Equity
Common stock, par value $.01
  per share; authorized, issued
  and outstanding 1,000 shares                              --            --
Paid-in capital                                         29,674        29,674
(Accumulated deficit)                                   (1,287)         (915)
                                                      ----------------------

Total stockholder's equity                              28,387        28,759
                                                      ----------------------

Total liabilities and stockholder's equity            $ 41,387      $ 41,929
                                                      ======================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                            Statements of Operations
                                ($ in thousands)
                                   (Unaudited)

                                      For the three months   For the six months
                                          ended June 30,       ended June 30,
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----

Amortization of cellular license       $ 271      $ 276      $ 542      $ 552
Deferred tax benefit                      85         93      $ 170      $ 186
                                       --------------------------------------
Net (loss)                             ($186)     ($183)     ($372)     ($366)
                                       ======================================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                            Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                     For the six months ended
                                                             June 30,
                                                         1999         1998

Net (loss)                                              ($372)       ($366)
Amortization of cellular license                          542          552
Decrease in deferred tax liability                       (170)        (186)
                                                        ------------------
Net change in cash                                      $   0        $   0
                                                        ==================

                 See accompanying notes to financial statements.

                     PRICE COMMUNICATIONS WIRELESS IX, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1) Summary of Significant Accounting Policies

      Corporation Operations

      Price Communications Wireless IX, Inc. ("Wireless IX") ("Company") was incorporated in the state of Delaware on October 7, 1997. The Company is 100% owned by its parent Panama Cellular Telephone Company, Ltd. ("Panama City"), the operating entity. Panama City in turn is owned by Panhandle Cellular Partnership ("PCP") and by Panama City Communications, Inc. ("PCCI"), which owns .99% of Panama City and which is 100% owned by Palmer Wireless Holdings, Inc.("Holdings"). Through its ownership of PCP and PCCI, Palmer Wireless Holdings, Inc. has a 92.0% ownership interest in Panama City. Holdings is 100% owned by Price Communications Wireless, Inc. ("PCW"). The Company owns the non-wireline license of Panama City(Panama City MSA).

      Financial Statement Basis

      On May 23, 1997, Price Communications Wireless, Inc. ("PCW"), the parent of Palmer Wireless Holdings, Inc. and Palmer Wireless, Inc. ("PWI") entered into a plan of merger whereby PCW merged into PWI with PWI as the surviving corporation. On October 6, 1997, the merger was completed and PWI changed its name to PCW.

      For financial reporting purposes, PCW revalued its assets and liabilities as of October 6, 1997 to reflect the price paid by Price Communications Corporation to acquire 100% of Palmer's common stock, a process generally referred to as "push down accounting". On October 6, 1997, PCW allocated the purchase price to each of the markets purchased and the various operating entities revalued their assets and liabilities to reflect this allocation. The preliminary allocation of the purchase price resulted in licenses of approximately $44.2 million. During 1998, the preliminary allocation was finalized resulting in an allocation of approximately $43.3 million to licenses, with an adjustment also made to deferred tax liability and paid-in-capital to finalize "push-down" accounting. Palmer Wireless Holdings Inc. contributed the value of the license allocated to it by PCW to Wireless IX.

      Licenses

      Subsequent to the initial license valuation, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of the license or licenses may warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the license or licenses and sales of comparable businesses to evaluate the recorded value of these licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved.

      Deferred Income Taxes

      For financial statement purposes, the Company recognizes a deferred tax liability as it relates to the difference between the financial statement and income tax basis of the licenses. The Company recognizes a deferred tax benefit for the turnaround in the deferred tax liability attributable to the additional amortization of the licenses.

      Commitments and Contingencies

      The Company is listed as a guarantor for PCW's $525.0 million 91/8% Senior Secured Notes due 2006. All of PCW's direct or indirect subsidiaries are also listed as guarantors.

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

OVERVIEW

      Price Communications Wireless, Inc. ("PCW" or the "Company"), a wholly-owned subsidiary of Price Communications Cellular Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Price Communications Corporation Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. ("Palmer).

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

Market Ownership

      The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at December 31, 1998 and June 30, 1999.

                                      June 30, 1999          December 31, 1998
                   DLJ Winter 98-9  ----------------------   -------------------
  Cellular    MSA     Estimated     Percentage   Net POPS   Percentage  Net POPS
Service Area Rank    Market POPS    Ownership     Owned     Ownership     Owned
------------ ----    -----------    ---------     -----     ---------     -----

Albany         270      117,984        96.8%      114,209       86.5%    102,056
Augusta        105      440,864       100.0%      440,864      100.0%    440,864
Columbus       165      250,845        99.1%      248,587       85.2%    213,720
Macon          139      318,227        99.6%      316,954       99.2%    315,681
Savannah       152      288,736        98.5%      284,405       98.5%    284,405
Montgomery     138      320,687        94.6%      303,370       92.8%    297,598
Dothan         252      133,618        95.0%      126,937       94.6%    126,403
Panama City    230      149,953        92.0%      137,957       78.4%    117,563
GA-6                    203,899        96.5%      196,763       96.3%    196,355
GA-7                    135,121       100.0%      135,121      100.0%    135,121
GA-8                    157,912       100.0%      157,912      100.0%    157,912
GA-9                    118,111       100.0%      118,111      100.0%    118,111
GA-10                   151,827       100.0%      151,827      100.0%    151,827
GA-12                   215,935       100.0%      215,935      100.0%    215,935
GA-13                   148,361       100.0%      148,361       86.5%    128,332
AL-8                    173,677       100.0%      173,677      100.0%    173,677
                      ---------                 ---------              ---------
                      3,325,757                 3,270,990              3,175,560
                      =========                 ==========             =========

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                 Three Months Ended   Six Months Ended
                                                      June 30,             June 30,
                                                 1999       1998       1999       1998
                                                 ----       ----       ----       ----
Revenue:
   Service ....................................   92.6%      93.5%      93.0%      93.7%
   Equipment sales and installation ........       7.4        6.5        7.0        6.3
                                                ------     ------     ------     ------
             Total revenue .................     100.0      100.0      100.0      100.0
                                                ------     ------     ------     ------
Operating expenses:
   Engineering, technical and other direct:
         Engineering and technical (1) .....       5.3        6.2        5.8        6.8
         Other direct costs of services (2)        7.2        7.4        7.7        7.3
   Cost of equipment(3) ....................      11.7       12.3       11.9       12.5
   Selling, general and administrative:
         Sales and marketing(4) ............       8.3       12.0        8.5       11.4
         Customer service(5) ...............       6.3        6.3        6.3        6.5
         General and administrative 6) .....       9.1       10.4        8.8       10.5
   Depreciation and amortization ...........      16.5       22.8       17.7       24.4
                                                ------     ------     ------     ------
               Total operating expenses ....      64.4       77.4       66.7       79.4
                                                ------     ------     ------     ------
    Operating income .......................      35.6%      22.6%      33.3%      20.6%
    Operating income before depreciation and
         Amortization(7) ...................      52.1%      45.4%      50.9%      45.0%

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

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the second quarter of 1999 the average monthly revenue per subscriber amounted to $48.70 compared to $45.30 for the same period last year or an increase of 7.5%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also markedly increased improving from 187 minutes from last year's second quarter to 247 minutes for the current quarter. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use.

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

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $4.2 million for the current three month period but decreased as a percentage of total revenue to 47.9% from 54.6% for the second quarter of 1998.

      Engineering, technical and other direct costs of service increased to $8.1 million for the second quarter of 1999 from $6.7 million for the second quarter of 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other markets and the amount charged to subscribers. Although the cost increased by $1.3 million, the amount recovered from subscribers increased by $1.6 million which resulted in an improved recovery ratio. The recovery ratio amount may improve further based on the negotiated decreases in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase is a result of the increased subscriber base which generates increases in long distance costs, and span and inter-trunk cost increases as a result of the increase in the lines due to the additional cellular usage.

      Cost of equipment increased to $7.6 million for the second quarter of 1999 from $6.0 million for the second quarter of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones and the increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 52.8% for the second quarter of 1998 to 62.8% for the current quarter. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased by $1.2 million from $14.0 million in the second quarter of 1998 to $15.3 million for the same period of the current year. As a percentage of revenue, SG&A for the current three month period is 23.7% of revenue compared to 28.7% for the same three month period in 1998 or an improvement of 17.4%. SG&A expenses decreased by $740,000 as a result of stronger budgetary controls initiated by management. Decreases in salaries combined with flat advertising expenditures were factors contributing to the decrease in the current three month period. The cost to add a subscriber (gross), which consists of the net cost of equipment sold, installation costs and sales and marketing, has improved, decreasing from $221.67 for the second quarter of 1998 to $205.16 for the same period in 1999 or a decrease of 7.4%. General and administrative expenses, which include customer service expenses, increased to $9.9 million for the current three month period from $8.2 million for the same period in 1998. As a percentage of revenue, the current quarter amounts to 15.4% of revenue compared to 16.7% of revenue for the second quarter of 1998. Customer service expenses increased $1.0 million for the current quarter but remained at 6.3% of revenue as it was in last year's second quarter. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses increased by $753,000 principally as a result of increased bad debts, which were partially offset by decreases in payroll and related expenses.

      Depreciation and amortization decreased $498,000 to $10.7 million in the current period from $11.2 million for the second quarter of 1998. The decrease was primarily due to the reduction in the carrying value of the licenses due to the finalization of purchase accounting in the fourth quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 16.5% for the second quarter of 1999 compared to 22.8% for the second quarter of 1998.

      Operating income increased significantly to $23.0 million in the second quarter of 1999 from $11.0 million for the second quarter of 1998. Operating income before depreciation and amortization increased to 52.1% as a percentage of revenue compared to 45.4% for the second quarter of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense increased to $21.3 million for the second quarter of 1999 from $18.1 million in the second quarter of 1998, primarily due to the increased level of debt from the refinancings* which occurred in the second and third quarters of 1998. Partially offsetting this increase is the additional interest earned on the higher level of cash during the second quarter of 1999. The effect of the conversion of the PCH debt will be realized in the third and fourth quarters of 1999 with a reduction in interest expense approximating $12.4 million.

      The provision for taxes in the current quarter ($535,000) as compared to the income tax benefit of $2.7 million in the second quarter of 1998 is a result of taxable income for the current quarter compared to a loss for 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting.

      The net income for the current three month period of $803,000 compared to a net loss for the second quarter of 1998 of $10.8 million is a function of the items discussed above. In addition, the second quarter of 1998 includes $5.9 million net of taxes of deferred finance charges written off as the result of early extinguishment of debt.

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

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since the revenue is offset against incollect expense in the other direct cost caption. For 1999, the average monthly revenue amounted to $47.00 compared to $44.08 for the same period last year or an increase of 6.6%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also increased improving from 167 minutes for last year's six month period quarter to 224 minutes for the current six months. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by our subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $8.5 million for the first six months of 1999 compared to $5.8 million for the same period in 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers as well as additional gross adds for the current six month period. In addition, increased sales of accessories, as well as the sale of digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization, increased by $8.8 million for the current six month period but decreased as a percentage of total revenue to 49.0% from 55.0% for last year's comparable period.

      Engineering, technical and other direct costs of service increased to $16.4 million for the current six months from $13.0 million for the same period in 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for our subscribers roaming in their markets and the amount we charge our subscribers. Although the cost increased by $4.3 million, the amount recovered from subscribers increased by $3.8 million resulting in a net increase of $470,000 for the current six months. In the future, the recovery ratio amount may improve based on the negotiated decrease in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase is a result of the increased subscriber base which generates increases in long distance costs, and span and inter-trunk cost increases as a result of the increase in the lines due to the additional cellular usage

      Cost of equipment increased to $14.4 million for the current period from $11.5 million for the first six months of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones, the increase in gross subscriber additions and the increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 50.1% for 1998 to 59.1% for 1999. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased $2.5 million to $28.7 million from $26.1 million in 1998. As a percentage of revenue, SG&A for the current six month period is 23.7% of revenue compared to 28.4% for the same six month period in 1998 or an improvement of 16.5%. SG&A expenses decreased by $173,000 as a result of stronger budgetary controls initiated by management. Decreases in salaries combined with slight increases in advertising expenditures and installation costs were factors contributing to the decrease in the current month period. The cost to add a subscriber (gross), which consists of the net cost of equipment sold, installation costs and sales and marketing, has improved, decreasing from $222.25 for the six months of 1998 to $202.16 for the same period in 1999 or a decrease of 9.0%. General and administrative expenses, which include customer service expenses, increased to $18.3 million for the current six month period from $15.6 million for the same period in 1998. As a percentage of revenue, the current six month period amounts to 15.1% of revenue compared to 17.0% of revenue for the same period in 1998. Customer service expenses increased $1.7 million but remained at 6.3% of revenue a light decrease from the 6.5% for last year's six month period. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses increased by $1.0 million principally as a result of increased bad debts, which were partially offset by decreases in payroll and related expenses.

      Depreciation and amortization decreased $1.2 million to $21.4 million in the current period from $22.6 million for the same period in 1998. The decrease was primarily due to the reduction in the carrying value of the licenses due to the finalization of purchase accounting in the fourth quarter of 1998. As a percentage of revenue, depreciation and amortization decreased to 17.7% for 1999 compared to 24.4% for 1998.

      Operating income increased significantly to $40.3 million for the first six months of 1999, from $19.0 million for the same period in 1998. Operating income before depreciation and amortization increased to 50.9% as a percentage of revenue compared to 45.0% for the first six months of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense increased to $42.5 million for 1999 from $35.9 million in the first six months primarily due to the increased level of debt from the refinancings which occurred in the second and third quarters of 1998. Partially offsetting this increase is the additional interest earned on the higher level of cash during the second quarter of 1999. The effect of the conversion of the PCH debt will be realized in the third and fourth quarters of 1999 with a reduction in interest for the second six months approximating $12.4 million.

      The income tax benefit was $1.1 million for the first six months of 1999 compared to $2.7 million for the same period in 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties, which was established as the result of purchase accounting.

      The net loss for the current six month period of $2.0 million compared to a net loss $17.4 million for 1998 is a function of the items discussed above. In addition, the second quarter of 1998 includes $5.9 million net of taxes of deferred finance charges written off as the result of early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, debt issued to the public, and, to a lesser extent, operating cash flow. During the current six month period, the Company generated $30.6 million of operating cash flow as shown in the Condensed Consolidated Statement Of Cash Flows compared to $3.4 million for 1998. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $34.3 million has been paid through June 30, 1999. The remaining cash interest requirements are approximately $10.3 million in the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its current available cash position, there does not appear to be any necessity to provide additional funding for the current level of operations. The Company's outstanding debt instruments consist of $525 million of 9 1/8% Senior Secured Notes due June 15, 2002 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

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

      The Company's current billing vendor (EDS) and MIS outsource provider has committed to test the compliance of the above systems with the Year 2000 requirements by reviewing each system's upgrade releases which these third party providers maintain will make their systems Year 2000 compliant. Most of these third party providers deal with other cellular companies, which enables the Company to leverage the knowledge obtained from servicing these other cellular and telecommunications companies. The Company anticipates that this will reduce the testing and validation time necessary for a comprehensive review.

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

      The Company has investigated the possibility of establishing a contingency plan in the event the above is not successful. The Company's dependence on a few key third party providers, which provides service to most of the cellular industry, combined with the lack of accessibility of alternative systems makes a contingency plan impractical.

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

                             PRICE COMMUNICATIONS WIRELESS, INC.


Date:  July 28, 1999         By: /s/ Robert Price
                             Robert Price
                             Director, President and Treasurer


                             By: /s/ Kim I Pressman
                             -------------------------------------------
                             Kim I Pressman
                             Vice President and Chief Financial Officer


                             By: /s/ Michael Wasserman
                             -------------------------------------------
                             Michael Wasserman
                             Vice President and Chief Accounting Officer