Form 10-Q
period 1999-09-30
PRICE COMMUNICATIONS CORP
filed 1999-11-05
CIK 355787

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

                For the quarterly period ended September 30, 1999

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of October 25, 1999 was 56,959,706

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - September 30, 1999 and
         December 31, 1998 ..............................................   I-1

        Condensed Consolidated Statements of Operations - Three months ended September  30, 1999 and 1998 and nine months ended
         September 30, 1999 and 1998 ....................................   I-2

        Condensed Consolidated Statements of Cash Flows - Nine months
         ended  September 30, 1999 and 1998 .............................   I-3

        Condensed Consolidated Statements of Shareholders' Equity - Nine
         months ended September 30, 1999 ................................   I-4

        Notes to Condensed Consolidated Financial Statements ............   I-5

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .......................................   I-7

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ....   I-14

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings .............................................   II-1

  ITEM 2. Changes in Securities .........................................   II-1

  ITEM 3. Defaults Upon Senior Securities - None ........................   II-1

  ITEM 4. Submission of Matters to a Vote of Security Holders ...........   II-1

  ITEM 5. Other Information .............................................   II-1

  ITEM 6. Exhibits and Reports on Form 8-K ..............................   II-1

SIGNATURES ..............................................................   II-2

Item 1. Financial Statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                  (Unaudited)    (Audited)
                                                                 September 30,  December 31,
                                                                      1999          1998
                                                                 -------------  ------------
                                     Assets
Current assets:
      Cash and cash equivalents                                    $  198,259   $  204,999
      Trade accounts receivable, net                                   25,215       20,509
      Receivable from other cellular carriers                           2,881        2,282
      Available for sale securities                                     7,932        5,608
      Prepaid expenses and deposits                                       467          521
      Inventory                                                         2,572        3,940
                                                                   ----------   ----------

            Total current assets                                      237,326      237,859

Net property and equipment                                            142,980      144,895
Investment in minority POPS                                             9,964           --
Licenses, net of amortization                                         863,216      876,952
Other intangible assets and other assets,
    at cost less accumulated amortization                              19,654       26,563
                                                                   ----------   ----------
                                                                   $1,273,140   $1,286,269
                                                                   ==========   ==========

                            Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                        $   26,761   $   25,336
      Accrued interest payable                                         18,555       11,779
      Accrued salaries and employee benefits                            3,167        3,256
      Deferred revenue                                                  6,437        5,535
      Customer deposits                                                 1,280          921
      Deferred tax liability, net                                       1,752          272
                                                                   ----------   ----------

           Total current liabilities                                   57,952       47,099

Long-term debt                                                        700,000      909,432
Accrued income taxes - long term                                       36,015       25,434
Deferred income taxes                                                 291,315      290,370
Minority interests                                                      7,322        9,530
                                                                   ----------   ----------

           Total liabilities                                        1,092,604    1,281,865
                                                                   ----------   ----------

Commitments and contingencies

Redeemable preferred stock, Series A, par value $.01 per share;
       728,133 in 1998                                                     --           25

Shareholders' equity                                                  180,536        4,379
                                                                   ----------   ----------
                                                                   $1,273,140   $1,286,269
                                                                   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                     ($ in thousands except per share data)

                                   (Unaudited)

                                                                   For the three months              For the nine months
                                                                    ended September 30,               ended September 30,
                                                                  1999             1998             1999             1998
                                                              ------------     ------------     ------------     ------------
Revenue:
   Service                                                    $     60,113     $     48,517     $    172,773     $    134,938
   Equipment sales and installation                                  5,029            3,403           13,569            9,175
                                                              ------------     ------------     ------------     ------------
        Total revenue                                               65,142           51,920          186,342          144,113
                                                              ------------     ------------     ------------     ------------

Operating expenses:
   Engineering, technical and other direct                           6,548            7,480           22,937           20,502
   Cost of equipment                                                 8,223            5,886           22,664           17,401
   Selling, general and administrative                              16,408           16,221           47,220           43,801
   Depreciation and amortization                                    13,000           11,182           34,877           33,763
                                                              ------------     ------------     ------------     ------------
        Total operating expenses                                    44,179           40,769          127,698          115,467
                                                              ------------     ------------     ------------     ------------

        Operating income                                            20,963           11,151           58,644           28,646
                                                              ------------     ------------     ------------     ------------

Other income (expense):
   Interest expense, net                                           (15,378)         (24,522)         (57,748)         (60,515)
   Other income, net                                                   826            7,943            2,418           14,724
                                                              ------------     ------------     ------------     ------------
        Total other expense                                        (14,552)         (16,579)         (55,330)         (45,791)
                                                              ------------     ------------     ------------     ------------
        Income (loss) before minority interest
          share of income, income taxes
          and extraordinary item                                     6,411           (5,428)           3,314          (17,145)
Minority interest share of income                                     (382)            (713)          (1,369)          (1,715)
                                                              ------------     ------------     ------------     ------------

        Income (loss) before income taxes
          and extraordinary item                                     6,029           (6,141)           1,945          (18,860)
Income tax (expense) benefit                                        (2,231)           2,246             (720)           6,858
                                                              ------------     ------------     ------------     ------------
        Income (loss) before extraordinary item                      3,798           (3,895)           1,225          (12,002)

Extraordinary item - write-off of deferred finance costs,
   and premium on early extinguishment of debt (net of
   income tax benefit of $8,319 and $12,254 respectively)               --          (14,963)              --          (20,865)
                                                              ------------     ------------     ------------     ------------
        Net income (loss)                                     $      3,798     $    (18,858)    $      1,225     $    (32,867)
                                                              ------------     ------------     ------------     ------------
Other comprehensive income, net of tax
   Unrealized gain (loss) on available for sale securities            (453)              --            1,809               --
   Reclassification adjustment                                        (105)          (5,083)             (87)          (8,497)
                                                              ------------     ------------     ------------     ------------
Comprehensive income (loss)                                   $      3,240     $    (23,941)    $      2,947     $    (41,364)
                                                              ============     ============     ============     ============

Per share data:
   Basic earnings (loss) per share                            $       0.07     $      (0.50)    $       0.03     $      (0.90)
   Weighted average shares outstanding                          56,418,000       37,802,000       45,165,000       36,333,000
   Diluted earnings (loss) per share                          $       0.07     $      (0.50)    $       0.03     $      (0.90)
   Weighted average shares outstanding                          57,906,000       37,802,000       46,828,000       36,333,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                                              For the nine months
                                                                              ended September 30,
                                                                            -----------------------
                                                                               1999          1998
                                                                            ---------     ---------
Cash flows from operating activities:
     Net income (loss)                                                      $   1,225     $ (32,867)
                                                                            ---------     ---------
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Depreciation and amortization                                     33,816        33,838
             Minority interest share of income                                  1,369         1,715
             Deferred income taxes                                             (1,734)      (19,151)
             Gain on sale of marketable securities                             (1,907)      (15,596)
             Accrued interest satisfied by issuance of PCC stock               11,309            --
             Interest deferred and added to long-term debt                         --         1,911
             Write-off of deferred finance costs                                   --        14,925
             Amortization of deferred finance charges                           1,916         1,912
             Premium on early extinguishment of debt                               --        18,194
             Non-cash compensation                                              1,061            --
             Increase in trade accounts receivable                             (5,306)       (5,086)
             Decrease (increase) in inventory                                   1,368        (2,070)
             Increase (decrease) in accounts payable, accrued expenses
                and related tax accruals                                       13,411        (3,562)
             Increase in accrued interest payable                               6,776         8,932
             Changes in other accounts                                          1,317          (901)
                                                                            ---------     ---------
                Total adjustments                                              63,396        35,061
                                                                            ---------     ---------
                 Net cash provided by operating activities                     64,621         2,194
                                                                            ---------     ---------

Cash flows from investing activities:
     Capital expenditures                                                     (14,545)       (5,544)
     Sale of available-for-sale securities and long-term investments            6,957        40,702
     Purchase of available-for-sale securities                                 (5,565)       (6,557)
     Purchase of additional minority interests in majority owned systems       (7,177)           --
     Purchase of minority equity interests in other cellular companies         (9,964)           --
     Long-term investments                                                         --          (434)
                                                                            ---------     ---------
                 Net cash (used in) provided by investing activities          (30,295)       28,166
                                                                            ---------     ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                                  --       725,000
     Repayment of long-term debt                                                   --      (518,112)
     Payment of debt issuance costs                                                --       (17,523)
     Purchase and retirement of Company's common stock                        (40,308)       (3,747)
     Premium on early extinguishment of debt                                       --       (18,194)
     Cash pledged for outstanding interest rate contracts                          --        (6,718)
     Increase in other intangible assets and other assets                        (788)           --
     Exercise of employee stock options and warrants                               35           427
     Other                                                                         (5)           --
                                                                            ---------     ---------
                 Net cash used in financing activities                        (41,066)      161,133
                                                                            ---------     ---------

                 Net increase (decrease) in cash and cash equivalents          (6,740)      191,493
Cash and cash equivalents at the beginning of period                          204,999        29,451
                                                                            ---------     ---------
Cash and cash equivalents at the end of period                              $ 198,259     $ 220,944
                                                                            =========     =========

Supplemental disclosure of cash flow information:
     Non-cash transactions - employee bonus paid in stock                   $     595     $     500
                                                                            =========     =========

     Income taxes paid, net                                                 $     205     $     688
                                                                            =========     =========

     Interest paid                                                          $  44,516     $  82,620
                                                                            =========     =========

     See accompanying notes to condensed consolidated financial statements.

            Condensed Consolidated Statements of Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                              Common Stock
                                                                 Class A            Additional
                                                          ---------------------      paid-in       Unrealized
                                                          Shares        Amount       capital          gain
                                                          ------      ---------    -----------     ----------
Balances at December 31, 1998                             21,677      $     218      $  (5,869)     $  2,836
                                                          ------      ---------      ---------      --------
Adjustment to reflect five for four
     stock split in Jan. 1999 for which
     the shares were previously adjusted                   5,545             55            (55)
Five for four stock split in May, 1999                     6,688             66            (66)
5 % stock dividend in August 1999                          2,560             26            (26)
Issue of warrants from $105M debt redeemed in 1998         2,139             21            (21)
Change in unrealized gain on
     marketable equity securities,
     net of tax effect                                                                                 1,140
Purchase and retirement of treasury stock                 (2,854)           (29)       (40,279)
Exercise of stock options and warrants                       337              3             31
Payment for fractions                                                                      (28)
Issuance of common stock for
     payment of  prior year accrued bonus                     50             --            594
Miscellaneous                                                (74)            (1)             1
Conversion of Class A and Class B
     preferred stock to common stock                       3,724             38         67,962
Deferred compensation expense
     associated with the conversion of
     preferred stock to common stock
Shares issued for conversion of PIK notes                 17,245            172        220,569
Write off of deferred finance costs on PIK notes                                        (5,760)
Write off of deferred taxes related to PIK notes                                        (3,490)
Tax benefit from the exercise of stock options
Net loss
                                                          ------      ---------      ---------      --------
Balances at September 30, 1999                            57,037      $     569      $ 234,462      $  3,976
                                                          ======      =========      =========      ========


                                                                                          Total
                                                            Retained      Deferred    shareholders'
                                                            earnings    compensation     equity
                                                            --------    ------------  -------------
Balances at December 31, 1998                               $  7,194     $     --      $   4,379
                                                            --------     --------      ---------
Adjustment to reflect five for four
     stock split in Jan. 1999 for which
     the shares were previously adjusted                                                      --
Five for four stock split in May, 1999                                                        --
5 % stock dividend in August 1999                                                             --
Issue of warrants from $105M debt redeemed in 1998                                            --
Change in unrealized gain on
     marketable equity securities,
     net of tax effect                                                                     1,140
Purchase and retirement of treasury stock                                                (40,308)
Exercise of stock options and warrants                                                        34
Payment for fractions                                                                        (28)
Issuance of common stock for
     payment of  prior year accrued bonus                                                    594
Miscellaneous                                                                                 --
Conversion of Class A and Class B
     preferred stock to common stock                                      (67,951)            49
Deferred compensation expense
     associated with the conversion of
     preferred stock to common stock                                        1,061          1,061
Shares issued for conversion of PIK notes                                                220,741
Write off of deferred finance costs on PIK notes                                          (5,760)
Write off of deferred taxes related to PIK notes                                          (3,490)
Tax benefit from the exercise of stock options                                               899
Net loss                                                       1,225                       1,225
                                                            --------     --------      ---------
Balances at September 30, 1999                              $  8,419     $(66,890)     $ 180,536
                                                            ========     ========      =========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)   Summary of Significant Accounting Policies

Basis of Presentation

      The Condensed Consolidated Financial Statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company" or "Price"). All significant intercompany items and transactions have been eliminated. On October 6, 1997, the Company acquired all of the outstanding shares of Palmer Wireless, Inc. ("Palmer").

      The Condensed Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at their fair value. As amended by Statement of Accounting Standards No. 137, this statement is effective for fiscal years beginning after June 15, 2000, but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption will have a material impact on its consolidated financial statements.

Reclassifications

      Certain reclassifications have been made to the 1998 Financial Statements to conform to the 1999 presentation.

(2)   Redeemable Preferred Stock

      During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company's Series A Preferred Stock, and 364,000 shares of the Company's Series B Preferred Stock. In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have the Series B Preferred Stock redeemed by the Company. Mr. Price, pursuant to the terms of the Series B Preferred Stock, would have received a cash payment of $5.0 million in respect of the redemption. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue 411,423 shares (the equivalent of 1.3 million shares after giving effect to the Company's stock splits in August 1998, January 1999, and May 1999 and the 5% stock dividend in August 1999) of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The value of the Company's common stock received by Mr. Price on the date of conversion approximated $5.0 million. The common stock vests over a ten-year period or immediately upon a change of control or other events. Accordingly, included in Depreciation and amortization in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999 is a charge for $500,000 representing the amortization of such deferred compensation.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

      In June and August 1999, Mr. Price notified the Company that he was considering the exercise of his right to have the Series A Preferred Stock redeemed by the Company. Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have received cash payments totaling $63.0 million in respect of such redemptions. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 3.7 million shares of its $.01 par value common stock to Mr. Price in exchange for approximately 728,000 shares of Series A Preferred Stock. The value of the Company's common stock received by Mr. Price on the two respective dates of conversion approximated $63.0 million. The common stock vests over a twenty year period or immediately upon a change of control or other events. Accordingly, included in depreciation and amortization is $600,000 representing four month's amortization for the first redemption and one month's amortization for the second redemption.

      Included as an offset to shareholders' equity is the unamortized deferred compensation related to the conversion in 1998 of the Class B Preferred Stock and the conversion in 1999 of the Class A Preferred Stock.

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

      In August 1999, the Board of Directors declared a 5% stock dividend on the Company's common stock to shareholders of record at the close of business on August 26, 1999. Approximately 2.6 million shares were issued as a result of the stock dividend.

      All current and prior year earnings (loss) per common share as well as all other share data have been adjusted to reflect all stock splits through September 1999 and the stock dividend in August 1999.

      In 1998 and 1999, the Company's Board of Directors authorized stock repurchase programs of up to 5.1 million shares of the Company's common stock. During the first nine months of 1999, the Company repurchased and retired 3.0 million shares at an average price of $14.16 per share.

      In June 1999, the Company allowed the conversion of the outstanding indebtedness of its wholly owned subsidiary Price Communications Cellular Holding, Inc. ("PCH"). According to the indenture, in the event the daily high price of the Company's common stock equaled or exceeded 115% of the Exchange Price for 10 out of 15 consecutive trading days, the Company could convert PCH's $200 million plus accrued interest, 11 1/4% Senior Exchangeable Payable-in-Kind Notes. The terms of the indenture were met and the Company issued 18.1 million shares of its common stock in exchange for PCH's Notes which included $20.7 million of accrued int erest to the date of conversion.

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

OVERVIEW

      Price Communications Wireless, Inc. ("PCW") a wholly owned subsidiary of Price Communications Cellular Holdings, Inc. ("PCH"), a wholly-owned subsidiary of Price Communications Corporation Cellular, Inc., a wholly owned subsidiary of Price Communications Corporation ("PCC" the "Company"), was incorporated on May 29, 1997 in connection with the purchase of Palmer Wireless, Inc. ("Palmer).

      In May 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). In October 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc."

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 1999, the Company provided cellular telephone service to approximately 434,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

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

Market Ownership

      The following is a summary of the Company's ownership interest in the cellular telephone system in each licensed service area to which the Company provided service at September 30, 1999.

                                                        September 30, 1999
                                  DLJ Winter 98-9      ---------------------
        Cellular           MSA       Estimated         Percentage   Net POPS
      Service Area         Rank     Market POPS         Ownership    Owned
      ------------         ----   ---------------      ----------   --------

      Albany               270        117,984              96.8%    114,209
      Augusta              105        440,864             100.0%    440,864
      Columbus             165        250,845              99.1%    248,587
      Macon                139        318,227              99.6%    316,954
      Savannah             152        288,736              98.5%    284,405
      Montgomery           138        320,687              94.6%    303,370
      Dothan               252        133,618              95.0%    126,937
      Panama City          230        149,953              92.0%    137,957
      GA-6                            203,899              96.5%    196,763
      GA-7                            135,121             100.0%    135,121
      GA-8                            157,912             100.0%    157,912
      GA-9                            118,111             100.0%    118,111
      GA-10                           151,827             100.0%    151,827
      GA-12                           215,935             100.0%    215,935
      GA-13                           148,361              96.8%    143,613
      AL-8                            173,677             100.0%    173,677
                                    ---------                     ---------
                                    3,325,757                     3,266,242
                                    =========                     =========

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                                   -------------          -------------
                                                  1999       1998       1999       1998
                                                  ----       ----       ----       ----
Revenue:
  Service ..................................      92.3%      93.4%      92.7%      93.6%
  Equipment sales and installation .........       7.7        6.6        7.3        6.4
                                                 -----      -----      -----      -----
      Total revenue ........................     100.0      100.0      100.0      100.0
                                                 -----      -----      -----      -----
Operating expenses:
  Engineering, technical and other direct:
      Engineering and technical (1) ........       4.8        6.7        5.4        6.8
      Other direct costs of services (2) ...       5.3        7.7        6.9        7.4
  Cost of equipment (3) ....................      12.6       11.3       12.2       12.1
  Selling, general and administrative:
      Sales and marketing (4) ..............       7.5       10.9        8.2       11.2
      Customer service (5) .................       6.4        6.5        6.3        6.5
      General and administrative (6) .......      11.3       13.9       10.8       12.7
  Depreciation and amortization (7) ........      20.0       21.5       18.7       23.4
                                                 -----      -----      -----      -----
      Total operating expenses .............      67.8       78.5       68.5       80.1
                                                 -----      -----      -----      -----
  Operating income .........................      32.2%      21.5%      31.5%      19.9%
  Operating income before depreciation and
  amortization and non-cash compensation (8)      52.1%      43.0%      50.2%      43.3

----------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber invoices.
(6) Includes salaries and benefits of general and administrative personnel, other overhead expenses and non-cash compensation.
(7)   Includes non-cash compensation.
(8) Operating income before depreciation and amortization and non-cash compensation should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation, amortization and non-cash compensation is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      Revenue. Service revenues totaled $60.1 million for the third quarter of 1999, an increase of 23.9% from $48.5 million for the third quarter of 1998. The increase is primarily attributable to an increase in the average number of subscribers for the period. The average number of subscribers increased by approximately 51,000 for the current three months compared to last year's third quarter. In addition, roaming revenue increased by $3.1 million or 44% over last year's third quarter results.

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the third quarter of 1999, the average monthly revenue per subscriber amounted to $49.21 compared to $45.63 for the same period last year or an increase of 7.9%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners.

Minutes of use per subscriber has also markedly increased improving from 203 minutes from last year's third quarter to 268 minutes for the current quarter or an increase of 24%. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $5.0 million for the third quarter of 1999 compared to $3.4 million for the third quarter of 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers. In addition, increased sales of accessories, as well as the sale of digital phones combined with the upgrade to digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization and non-cash compensation, increased by $1.6 million for the current three month period but decreased as a percentage of total revenue to 47.9% for the current three months from 57.0% for the third quarter of 1998.

      Engineering, technical and other direct costs of service decreased from $7.5 million for the third quarter of 1998 to $6.5 million for the same period in 1999. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other markets and the amount charged to these subscribers. The net cost decreased to $239,000 for the current three month period from $2.5 million in the third quarter of 1998. The decrease results from the increase in the amount recovered from our subscribers ($2.0 million) combined with the more favorable reimbursement rates negotiated with the other carriers during the second quarter of 1999. The decrease was partially offset by increases in long distance charges as a result of the increased subscriber base and the corresponding increase in usage as well as increases in span line and inter-trunk costs related to the increase in the capacity of our network necessitated by the increased cellular usage.

      Cost of equipment increased to $8.2 million for the third quarter of 1999 from $5.9 million for the third quarter of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy digital phones and the increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 57.8% for the third quarter of 1998 to 61.2% for the current quarter. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased slightly to $16.4 million for the current three month period from $16.2 million for last year's third quarter. As a percentage of revenue, SG&A for the current three month period is 25.2% of revenue compared to 31.3% for the same three month period in 1998 or an improvement of 19.5%. The ability to maintain the same level of SG&A expenses despite significant increases in service revenue is a result of strong budgetary controls initiated by management. Selling expenses decreased by $800,000 principally as a result of decreases in salaries and related benefits combined with reductions in advertising expenditures. The cost to add a subscriber (gross), which consists of the cost of equipment sold reduced by the sales revenue, installation costs and sales and marketing, has improved, decreasing from $212.16 per subscriber addition for the third quarter of 1998 to $187.73 for the same period in 1999 or a decrease of 13.0%. General and administrative expenses, which include customer service expenses, increased to $11.5 million for the current three month period from $10.6 million for the same period in 1998. As a percentage of revenue, general and administrative expenses for the current quarter amount to 17.7% of revenue compared to 20.4% of revenue for the third quarter of 1998. Customer service expenses increased $840,000 for the current quarter but remained at 6.4% of revenue as it was in last year's third quarter. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. General and administrative expenses increased by $131,000 principally as a result of an increase in the provision for bad debts, which was offset by decreases in payroll and related expenses.

      Included in depreciation and amortization for the current three months is a charge of $599,000 representing the non-cash amortization for compensation related to the conversion by an officer of the Corporation of the Company's Preferred stock into the Company's common stock (see notes to Condensed Consolidated Financial Statements).

      Depreciation and amortization increased to $13.0 million for the current three month period from $11.2 million for the same period of the prior year. The increase is related to the additional depreciation for fixed assets purchased, a reclass in the third quarter of 1998 for amortization of deferred finance charges previously included as amortization but reclassified as interest during the third quarter of 1998 and the amortization of non-cash compensation mentioned above. As a percentage of revenue, depreciation and amortization decreased to 20.0% for the third quarter of 1999 from 21.5% for the third quarter of 1998.

      Operating income increased to $21.0 million in the third quarter of 1999 from $11.2 million for the third quarter of 1998. Operating income before depreciation and amortization and non-cash compensation increased to 52.1% as a percentage of revenue compared to 43.0% for the third quarter of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with the control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense decreased to $15.4 million for the third quarter of 1999 from $24.5 million in the third quarter of 1998. During the second quarter of 1999, PCH allowed the conversion of the outstanding indebtedness of the 11 1/4% Senior Exchangeable Payable-in-Kind Notes. As a result of the conversion of these notes, the Company will no longer have an interest charge on the indebtedness.

      Other income for the three months period in 1998 includes the gain from the sale of PriCellular warrants which were not present in the current quarter.

      The provision for taxes of $2.2 million for the current quarter is a result of income before taxes for the current three month period compared to an income tax benefit of $2.2 million in the third quarter of 1998 as a result of the loss for 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting.

      The net income for the current three month period of $3.8 million compared to a net loss for the third quarter of 1998 of $18.9 million is a function of the items discussed above. In addition, the third quarter of 1998 includes $15.0 million net of taxes for the write off of deferred finance charges and the premium paid as the result of the early extinguishment of debt.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Revenue. Service revenues totaled $172.8 million for the nine month period of 1999, an increase of 28.0% from $134.9 million for the same period of 1998. The increase is primarily attributable to the increase in the average number of subscribers for the period. The average number of cellular subscribers increased by approximately 53,000 for the current nine month period compared to last year's comparable period. In addition, roaming revenue, which is income the Company earns from other cellular carriers whose subscribers use their cellular phones in our markets, increased by $10.0 million or 52% over last year's nine month results.

      Average monthly revenue per subscriber (defined as service revenue per the financial statement) excludes incollect revenue from our subscribers since this revenue is offset against incollect expense in the other direct cost caption. For 1999, the average cellular monthly revenue for the nine months amounted to $48.67 compared to $44.61 for the same period last year or an increase of 9.1%. In the future, the Company may realize a decrease in the average monthly revenue per subscriber as a result of the new roaming rates negotiated with roaming partners. Minutes of use per subscriber has also increased improving from 180 minutes for last year's nine month period quarter to 239 minutes for the current nine months. Although this increase does not immediately result in a direct corresponding increase in airtime revenue, greater usage by our subscribers may eventually lead to additional billable minutes of use.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $13.6 million for the first nine months of 1999 compared to $9.2 million for the same period in 1998. The increase is primarily due to the emphasis on recovering a greater percentage of the phone cost from subscribers. In addition, increased sales of accessories, as well as the sale of and upgrade to digital phones which have a higher price point, have contributed to the increase in equipment revenue.

      Operating Expenses. Operating expenses, excluding depreciation and amortization and non-cash compensation increased by $11.1 million for the current nine month period but decreased as a percentage of total revenue to 49.8% from 56.7% for last year's comparable period.

      Engineering, technical and other direct costs of service increased to $22.9 million for the current nine months from $20.5 million for the same period in 1998. Included in this category is the net cost of incollect which represents the difference between the amount paid to other cellular carriers for our subscribers roaming in their markets and the amount we charge our subscribers. The cost decreased by $1.8 million, principally as a result of the decrease in the amount we pay other cellular carriers due to renegotiated rates while maintaining the amount the company charges its subscribers. In the future, the recovery ratio amount may improve based on the negotiated decrease in rates reimbursed to various outside carriers (see outcollect roaming revenue for a similar decrease in rates). The increase of $2.4 million is a result of the increased subscriber base which generates increases in long distance costs. Engineering and other direct expenses also reflect increases due to greater span and inter-trunk costs which are a result of the increase in the systems capacity necessitated by additional cellular usage, additional rent and utilities associated with the increase in the number of cell sites, partially offset by reductions in net incollect expense as mentioned previously, and reductions in payroll and related costs.

      Cost of equipment increased to $22.7 million for the current nine month period from $17.4 million for the first nine months of 1998, primarily as a result of an increase in the average cost of a phone as more subscribers buy or upgrade to digital phones and an increase in accessories now being sold to subscribers. The percentage of cost recovered increased from 52.7% for the nine month period in 1998 to 59.9% for the same period in 1999. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones, which loss is standard practice in the industry.

      Selling, general and administrative expenses ("SG&A") increased $3.4 million to $47.2 million from $43.8 million in 1998. As a percentage of revenue, SG&A for the current nine month period is 25.3% of revenue compared to 30.4% for the same nine month period in 1998 or an improvement of 16.8%. SG&A expenses consist of sales and marketing expenses, customer service expenses and general and administrative expenses. Sales and marketing expenses decreased from $16.2 million for the nine months in 1998 to $15.2 million for the current nine month period. Decreases in payroll and related expenses were the principal causes of such decrease. The cost to add a subscriber (gross), which consists of the cost of equipment sold reduced by sales revenue, installation costs and sales and marketing, has improved, decreasing from $218.77 per subscriber addition for last year's nine month period to $197.13 for the current nine month period or a decrease of 9.9%. General and administrative expenses, including customer service expenses, increased to $32.0 million for the current nine month period from $27.6 million for the same period in 1998. As a percentage of revenue, general and administrative expenses for the current nine month period amount to 17.2% of revenue compared to 19.2% of revenue for the same period in 1998. Customer service expenses increased by $1.7 million but at 6.3% of revenue represents a slight decrease from the 6.5% for last year's nine month period. As the number of subscribers increase, billing costs, which comprise the major portion of customer service, increase. For the current nine month period, billing costs are at $1.80 per cellular subscriber compared to $1.75 for the nine months in 1998. General and administrative expenses increased by $1.9 million to $20.2 million for the nine month period in 1999 from $18.3 million in the same period in 1998. The increase principally was a result of an increase in the provision for bad debts, which was partially offset by decreases in payroll and related expenses. As a percentage of total revenue, general and administrative expenses amounted to 10.8% for the current nine month period compared to 12.7% for the same period in 1998.

      Included in total operating expenses for the current nine months is a charge of $1.1 million representing the non-cash amortization for compensation related to the conversion by an officer of the Corporation of the Company's Preferred stock into the Company's common stock (see notes to Condensed Consolidated Financial Statements).

      Depreciation and amortization increased to $34.9 million for the current nine month period from $33.8 million for the comparable period in 1998. The decrease in amortization for the licenses, which was primarily due to the reduction in the carrying value of the licenses as a result of the finalization of purchase accounting in the fourth quarter of 1998, was offset by the increase in depreciation related to the additional purchases of fixed assets and the amortization related to the non-cash compensation discussed above. As a percentage of revenue, depreciation and amortization decreased to 18.1% for 1999 from 23.4% for 1998.

      Operating income increased to $58.6 million for the first nine months of 1999, from $28.6 million for the same period in 1998. Operating income before depreciation and amortization and non-cash compensation increased to 50.2% as a percentage of total revenue compared to 43.3% for the first nine months of 1998. This increase in operating margin is attributable primarily to the increase in operating revenue combined with control of operating costs.

      Net Interest Expense, Income Taxes, Extraordinary Item and Net Income. Net interest expense decreased to $57.7 million for the current nine month period from $60.5 million for the same period in 1998.

During the second quarter of 1999, PCH allowed the conversion of the outstanding indebtedness of the 11 1/4% Senior Exchangeable Payable-in-Kind Notes. As a result of the conversion of these notes, the Company will no longer have an interest charge on the indebtedness.

      Other income for the three months period in 1998 includes the gain from the sale of PriCellular stock and warrants which were not present in the current nine month period.

      The provision for taxes in the current nine month period of $700,000 is a result of income before taxes for 1999 compared to an income tax benefit of $6.9 million for the nine months in 1998 is a result of the loss for 1998. The income tax benefit in 1998 represents the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties which was established as the result of purchase accounting.

      Net income for the current nine month period of $1.2 million compared to a net loss for the nine months of 1998 of $32.9 million is a function of the items discussed above. In addition, the nine month period in 1998 includes $20.9 million net of taxes for the write off of deferred finance charges and the premium paid as the result of the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, bank debt, debt issued to the public, and, to a lesser extent, operating cash flow. During the current nine month period, the Company generated $64.6 million of operating cash flow as shown in the Condensed Consolidated Statement of Cash Flows compared to $2.2 million for 1998. At September 30, 1999, the Company had $198.3 million of cash and cash equivalents. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $44.6 million has been paid through September 30, 1999. The remaining cash interest requirements are approximately $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its current available cash position, there does not appear to be any necessity to provide additional funding for the current level of operations. The Company's outstanding debt instruments consist of $525 million of 9 1/8% Senior Secured Notes due December 15, 2006 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007 both of which were issued by the Company's wholly owned subsidiary PCW. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

YEAR 2000 IMPACT

      The Company is in the process of reviewing the full impact Year 2000 could have on its operational and financial systems. The Company has chosen its current billing and MIS outsource provider to coordinate the testing of all the operating and financial systems that could effect the Company's operations. Several of these systems, such as the point of sale system, the prepaid calling system, wide area network and local area network, and general ledger system are currently integrated into the billing system.

      The Company's current billing vendor (EDS) and MIS outsource provider has committed to apply upgrades to the above systems to the levels recommended by these third party providers to achieve Year 2000 Compliance. Most of these third party providers deal with other cellular companies, which enables the Company to leverage the knowledge obtained from servicing these other cellular and telecommunications companies. The Company anticipates a reduction in the testing and validation time necessary for a comprehensive review. The Company has completed its survey of key suppliers of products and services and anticipates no significant problems as a result of their responses. The company has completed supplier recommendation upgrades to the Company's infrastructure such as switches, computer hardware and software, departmental file servers, and desktop computers in order to achieve Year 2000 readiness and compliance. Upgrades to many of the Business Applications critical to the operations of the company have been completed with the remainder scheduled for completion during the fourth quarter of 1999.

      Additionally, the current billing vendor has reviewed its own internal operation systems based on the company's Year 2000 Compliance requirements. Future date testing and integration of the Year 2000 Ready version of the billing system was successfully completed during the third quarter of 1999.

      The Company, with the billing provider's guidance, has formulated its strategy after analyzing all systems that could have an effect on the Company's operations prioritizing the impact into high, medium, and low risk. The Company estimates that the total costs of these testing and upgrading procedures will be less than $2.0 million. However, the Company is unable to predict all of the implications of the Year 2000 issue as it relates to the Company's suppliers and other entities. It is anticipated that the substantial portion of these costs will be incurred during 1999 and will be expensed when incurred.

      The Company's dependence on a few key third party providers, which provides service to most of the cellular industry, combined with the lack of accessibility of alternative systems makes a total back up contingency plan impractical. Should external failures cause an impact to the Company's information systems, the Company has a recovery services agreement in place to cover mission critical telecommunications and data center systems. The Company is still in the process of developing contingency plans, which are scheduled for completion in the fourth quarter of 1999 for key business processes.

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

                           PRICE COMMUNICATIONS CORPORATION


Date: November 5, 1999     By:      /s/ Robert Price
                              ---------------------------------------
                           Robert Price
                           Director, President and Treasurer


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