Form 10-K
period 1999-12-31
PRICE COMMUNICATIONS CORP
filed 2000-03-07
CIK 355787

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

                               ------------------
(Mark One)

|x| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1999 or

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
         Title of each class                               on which registered
         --------------------                              -------------------
Common Stock, par value $.01 per share                  New York Stock Exchange
                                                         Boston Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange

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

      Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange ("NYSE") on February 29, 2000 ($23.88 as reported in the Wall Street Journal): approximately $1.188 billion.

The number of shares outstanding of the Company's common stock as of February 29, 2000 was 56,420,045.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement to be filed by the registrant in connection with its 2000 Meeting of Shareholders.

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

      The Company is currently engaged through PCW in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1999, the Company provided cellular telephone service to 453,984 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

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

Markets and Systems

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of December 31, 1999, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage and the Net Pops as of December 31, 1999.

                                 MSA       Estimated
Service Area                    Rank     Population(1)    Percentage    Net Pops
------------                    ----     -------------    ----------    --------
Albany, GA....................   270        117,984          100.0%      117,984
Augusta, GA...................   105        440,864          100.0       440,864
Columbus, GA..................   165        250,845           99.1       248,587
Macon, GA.....................   139        318,227           99.6       316,954
Savannah, GA..................   152        288,736           98.5       284,405
Georgia-6 RSA.................   ---        203,899           99.5       202,880
Georgia-7 RSA.................   ---        135,121          100.0       135,121
Georgia-8 RSA.................   ---        157,912          100.0       157,912
Georgia-9 RSA.................   ---        118,111          100.0       118,111
Georgia-10 RSA................   ---        151,827          100.0       151,827
Georgia-12 RSA................   ---        215,935          100.0       215,935
Georgia-13 RSA................   ---        148,361          100.0       148,361
Dothan, AL....................   252        133,618           95.0       126,937
Montgomery, AL................   138        320,687           94.6       303,370
Alabama-8, RSA................   ---        173,677          100.0       173,677
                                          ---------                    ---------
     Subtotal.................            3,175,804                    3,142,925
                                          ---------                    ---------
Panama City, FL...............   230        149,953           92.0       137,957
                                          ---------                    ---------
     Total....................            3,325,757                    3,280,882
                                          ---------                    ---------

(1) Based on population estimates for 1999 from the DLJ 1999 Summer Book

Georgia/Alabama

      Seven MSAs, Montgomery and Dothan, Alabama and Macon, Columbus, Albany, Augusta and Savannah, Georgia make up the core of the Company's Georgia/Alabama cluster. The Company owns additional cellular service areas in this region including the Georgia-9 RSA, Alabama-8 RSA, Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA, Georgia-12 RSA, Georgia-13 RSA and the Georgia-6 RSA. The Augusta, Georgia MSA includes Aiken County in South Carolina. In the aggregate, these markets now cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of I-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems' subscribers traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land during the last several years, there has been an influx of new manufacturing plants in this market. As of December 31, 1999 the Company utilized 257 cell sites in this cluster.

Panama City

      The Company owns the non-wireline cellular license for the Panama City, Florida market. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 1999, the Company utilized 15 cell sites in this market.

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

      Aggressive, Direct Marketing. The Company employs a two-tier direct sales force. A retail sales force handles walk-in traffic at the Company's 41 retail outlets and a targeted sales staff solicits certain industry and government subscribers. The Company's management believes that its internal sales force is the best way to successfully select and screen new subscribers and select pricing plans that realistically match subscriber means and needs. The Company tries to minimize its use of independent agents.

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

      The Company believes that its bundled minute offerings will encourage greater customer usage. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e.; they can increase their cellular phone usage without seeing large corresponding increases in their cellular bills.

      Continually Adopting State of the Art System Design. The Company's network allows the delivery of full personal communication services ("PCS") functionality to its digital cellular customers, including caller ID, short message paging and extended battery life. The Company's network provides for "seamless handoff" between digital cellular and PCS operators that, like the Company, employ TDMA (Time Division Multiple Access) technology, one of three industry standards and the one employed by AT&T, SBC and others; i.e. the Company's customers may leave the Company's service area and enter an area serviced by a PCS provider using TDMA technology without noticing the difference and vice versa. The Company has a favorable agreement with AT&T with respect to PCS roaming and expects that other PCS operators may choose, like AT&T, to concentrate PCS buildout in urban centers rather than the more rural areas in which the Company concentrates.

      Focusing on Customer Service. Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluations, customer evaluations, account adjustments and rate plan changes. To ensure high-quality service, Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum satisfaction level in order to continue using the Cellular One service mark. The Company has repeatedly ranked number one in customer satisfaction among all Cellular One operators (#1 MSA in its category in 1998,1997, 1996, 1995, 1993, and 1992; #1 RSA in its category in 1995) or has received service excellence awards (in 1999 two of its RSA's won awards).

The Acquisition

      On May 23, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). On October 6, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer for a purchase price of $17.50 per share in cash and purchased outstanding options and rights under employee and director stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, the Company assumed all outstanding indebtedness of Palmer of approximately $378.0 million making the aggregate purchase price for Palmer (including transaction fees and expenses) approximately $880.0 million. PCW refinanced all of the Company's indebtedness concurrently with the consummation of the Merger.

      PCW entered into an agreement (the "Fort Myers Sale Agreement") to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million (the "Fort Myers Sale"). On October 6, 1997, the Fort Myers Sale was consummated and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer.

      On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. (the "Georgia Sale Agreement") which provided for the sale by PCW, for $25.0 million, of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1 Rural Service Area, including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 and generated proceeds to the Company of $24.2 million. A portion of the proceeds from the Georgia Sale was used to retire a portion of the debt used to fund the acquisition of Palmer. The Merger, the Fort Myers Sale, and the GA-1 Sale are collectively referred to as the "Acquisition."

      In order to fund the Acquisition and pay related fees and expenses in July, PCW issued $175.0 million aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2007 (the "11 3/4% PCW Notes") and entered into a syndicated senior loan facility providing for term loan borrowings in the aggregate principal amount of approximately $325.0 million and revolving loan borrowings of $200.0 million (the "Credit Facility"). On October 6, 1997, PCW borrowed all term loans available thereunder and approximately $120.0 million of revolving loans.

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

Refinancing

      In June 1998, PCW issued $525.0 million of 9 1/8% Senior Secured Notes (the "9 1/8% Notes") due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9 1/8% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The proceeds of these notes were used principally to replace the then existing Credit Facility.

      In August 1998, Holdings redeemed all of the outstanding 13 1/2% Holdings Notes. The notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. The redemption was financed out of the proceeds of a new $200.0 million Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008 ("Exchangeable Notes"). The notes were exchangeable, at the Exchange Price, in the event the daily high price of the Company's shares equaled or exceeded 115% of the Exchange Price for 10 out of 15 consecutive trading days.

      In June 1999, the Company allowed the conversion of the outstanding Exchangeable Notes as the terms of the indenture were met, and the Company issued 18.1 million shares of its common stock in exchange for $220.7 million of Holdings' indebtedness, including $20.7 million of accrued interest to the date of conversion.

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

      The Company at year-end had approximately $194.2 million in cash or cash equivalents. Its ability to borrow additional funds is limited by the covenants contained in the two outstanding debt instruments. The Company's cash interest requirement is approximately $68.5 million for the next several years until the $525.0 million 9 1/8% notes are repaid in 2006. The Company expects to generate sufficient operating cash flow to meet its liquidity needs for the next 12 months. The Company intends to use working capital for general corporate purposes and funding of capital expenditures. In addition, the Company intends to pursue opportunities to acquire additional cellular telephone systems which, if successful, will possibly require the Company to obtain additional equity or debt financing to fund such acquisitions. There can be no assurances as to the availability or terms of any such financing or that the terms of the Senior Subordinated Notes or the Senior Secured Notes will not restrict or prohibit any such debt financing.

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

      Limitations on Access to Cash Flow of Subsidiaries. The Company does not have, and may not in the future have, any significant assets other than the common stock of its subsidiaries and cash which approximated $51.0 million at December 31, 1999. The current indentures of the Company's subsidiaries impose substantial restrictions on the ability of the Company's subsidiaries to pay dividends to the Company. Any payment of dividends to the Company is subject to the satisfaction of certain financial conditions set forth in the indentures as well as restrictions under applicable state corporation law. Under these financing documents, the Company's subsidiaries are prohibited for the foreseeable future from dividending an aggregate of more than $15.0 million to the Company. The Company has not in the past paid any cash dividends to its common shareholders and does not expect to pay any cash dividends to common shareholders in the foreseeable future. The ability of the Company and its subsidiaries to comply with the conditions of its financial obligations may be affected by events that are beyond the control of the Company. The breach of any such conditions could result in a default under the financing agreements and in the event of any such default, the lenders could elect to accelerate the maturity of the loans under such indebtedness. In the event of such acceleration, all outstanding debt would be required to be paid in full before any cash could be distributed to the Company. There can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay all outstanding indebtedness or meet other financial obligations.

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

      The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR") systems and paging services and to a limited extent, satellite systems for mobile communications. The Company also faces competition from and may in the future face increased competition from PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS may be capable of offering, and PCS operators claim they will offer, additional services not offered by cellular providers. There can be no assurances that the Company will be able to provide nor that it will choose to pursue, depending on the economics thereof, such services and features. The FCC has also completed or announced plans for auctions in wireless services such as narrowband PCS, local multipoint multichannel distribution service ("LMDS"), interactive video distribution service ("IVDS"), wireless communication service ("WCS") and general wireless communication service ("GWCS") spectrum. Some of this spectrum might be used for services competitive in some manner with cellular service. The Company cannot predict the effect of these proceedings and auctions on the Company's business. However, the Company currently believes that traditional tested cellular is economically proven unlike many of these other technologies and therefore does not intend to pursue such other technologies.

      Although the Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest. There can be no assurance that one or more of the technologies currently utilized by the Company in its business will not become obsolete at some time in the future.

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

Operations

General

      The Company is currently engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 1999, the Company provided cellular telephone service to 453,984 subscribers in Georgia, Alabama, Florida and South Carolina in a total of 16 licensed service areas composed of eight MSAs and eight RSAs with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories, including pagers, principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE. The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers. Through its participation in NACN, the Company is able to offer ten-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico. By marketing its products and services under the CELLULARONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

      The following table sets forth information, at the dates indicated after giving effect to the Acquisition, regarding subscribers, penetration rate, cost to add a net subscriber, average monthly churn rate and average monthly service revenue per subscriber for the Company and its predecessor.

                                                                   Company                        Predecessor
                                                     ------------------------------------   -----------------------
                                                                        Year ended December 31,
                                                                        -----------------------
                                                        1999         1998        1997(6)       1996         1995
                                                     ---------    ---------    ---------    ---------    ---------
Subscribers at end of period (1) .................     453,984      381,977      309,606      243,204      187,870
Penetration at end of period (2) .................       13.65%       11.57%        9.40%        7.73%        6.61%
Cost to add a gross subscriber (3) ...............   $     199    $     214    $     220    $     216    $     183
Average monthly churn (4) ........................        1.95%        1.91%        1.88%        1.89%        1.51%
Average monthly service revenue per subscriber (5)   $   56.21    $   52.04    $   52.06    $   52.20    $   56.68

----------
(1)   Each billable telephone number in service represents one subscriber.
(2) Determined by dividing the aggregate number of subscribers by the estimated population.
(3) Determined for the periods by dividing (i) all costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period by (ii) the gross subscribers added during such period.
(4) Determined for the periods by dividing total subscribers discontinuing service by the average number of subscribers for such period, and divided by the number of months in the relevant period.
(5) Determined for the periods by dividing the (i) sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period, divided by the number of months in the relevant period.
(6) Combines operating information of the Company for the period October 6, 1997 to December 31, 1997 and its predecessor for the period January 1, 1997, to October 6, 1997.

Subscribers and System Usage

      The Company's subscribers have increased to 453,984 at December 31, 1999. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non-business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers thereby further enhancing revenues. In 1999, cellular telephone service revenues represented 92.6% of the Company's total revenues with equipment sales and installation representing the balance.

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

      The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 1999, the Company maintained 41 retail stores and 3 offices. Retail stores, which range in size up to 11,000 square feet, are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Eight of the newer and larger stores are promoted by the Company as "Superstores," seven of which are located in the Company's Georgia/Alabama service areas and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. To enhance convenience for its customers, the Company has opened some smaller stores in locations such as shopping malls. The Company's stores provide subscriber-friendly retail environments-extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations-which make the sales process quick and easy for the subscriber.

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

Products and Services

      In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling, no answer and busy transfer. Several rate plans are presented to prospective subscribers so that they may choose the plan that will best fit their expected calling needs. Generally, these rate plans include a high user plan, a medium user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package that offers value to the subscriber while enhancing airtime use and revenues for the Company. In general, rate plans that include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is maintained to ensure the Company's competitiveness and appropriate revisions to pricing of service plans and equipment are made to meet the demands of the local marketplace. The Company offers paging as an accessory to its cellular customers.

      The following table sets forth a breakdown of the Company's revenues after giving effect to the Fort Myers and Georgia Sales from the sale of its services and equipment for the periods indicated.

                                                           Company                                 Predecessor (Palmer)
                                           --------------------------------------------  ------------------------------------
                                                                       For the Period       For the
                                                                       October 1, 1997       Nine
                                             For the Year Ended            Through        Month Ended     For the Year Ended
                                                December 31,            December 31,     September 30,        December 31,
                                                ------------            ------------     -------------        ------------
                                             1999           1998            1997             1997           1996        1995
                                             ----           ----            ----             ----           ----        ----
Service Revenue:
  Access and usage (1)................     $166,030       $140,024         $31,786         $ 89,339       $105,006    $61,607
  Roaming (2).........................       39,665         27,029           5,691           14,447         13,099     11,157
  Long distance (3)...................       22,188         13,045           2,014            5,949          6,632      3,634
  Other (4)...........................        5,692          4,554             891            2,061          2,596      2,585
                                           --------       --------         -------         --------       --------    -------
  Total service revenue...............      233,575        184,652          40,382          111,796        127,333     78,983
  Equipment sales and installation (5)       18,777         12,677           2,308            6,242          7,027      6,830
                                           --------       --------         -------         --------       --------    -------
    Total.............................     $252,352       $197,329         $42,690         $118,038       $134,360    $85,813
                                           ========       ========         =======         ========       ========    =======

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

      Reciprocal roaming agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. The roamers home systems are charged usage fees, which are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company. In 1999, roaming revenues accounted for 17.0% of the Company's service revenues and 15.7% of the Company's total revenue. This level of roaming revenue is due in part to the fact that the Company's markets include several vacation destinations and a number of its systems are located along major interstate travel corridors.

      In order to develop the market for cellular telephone service, the Company provides retail distribution and maintains inventories of cellular telephones and accessories. The Company negotiates volume discounts for the purchase of cellular telephones and, in many cases, passes such discounts on to its customers. The Company believes that earning an operating profit on the sale of cellular telephones is of secondary importance to offering cellular telephones at competitive prices to potential subscribers. To respond to competition and to enhance subscriber growth, the Company has historically sold cellular telephones below cost. However, the Company generally tries to earn a profit on the sales of accessories.

      The Company is currently developing several new services, which it believes will provide additional revenue sources. Using the TDMA IS-136 standard for the Company's digital services, the Company will offer Enhanced Short Messaging Services (SMS) including text messaging and e-mail addresses. Subscribers will also be able to order content from internet sources such as weather reports, horoscopes, stock quotes and various other data at their discretion, on a subscription basis. The Company has engaged a third party provider to customize this service for its subscribers. Additionally, the Company will deploy Wireless Application Protocol (WAP) to allow customers to browse the internet with new handsets that are expected to be introduced in 2000 by certain manufacturers. This service will provide customers the means to be totally interactive by selecting what information they desire real time via wireless handsets.

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

      To ensure high-quality customer service, the Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum customer satisfaction level in order to be permitted to continue using the CELLULARONE service mark. In 1999, the Company received service excellence awards for two of its RSA's. In 1998, the Company was awarded the #1 MSA in CELLULARONE's National Customer Satisfaction Survey. The Company has held number one ranking in its category in six out of the last seven years. The Company believes it has achieved this first place ranking through effective implementation of its direct sales and customer service support strategy.

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

      Through its participation in NACN since 1992 and other special networking arrangements, the Company has pursued its goal of offering seamless regional and national cellular service to its subscribers. NACN is the largest wireless telephone network system in the world-linking non-wireline cellular operators throughout the United States and Canada. Membership in NACN has aided the Company in integrating its cellular telephone systems within its region and has permitted the Company to offer cellular telephone service to its subscribers throughout a large portion of the United States, Canada, Mexico and Puerto Rico. NACN has provided the Company with a number of distinct advantages: (i) lower costs for roaming verification, (ii) increased roaming revenue, (iii) more efficient roaming service and (iv) integration of the Company's markets with over 7,500 cities worldwide.

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

      The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                                              At December 31
                                              --------------
                                    1999    1998    1997    1996   1995
                                    ----    ----    ----    ----   ----
      Georgia/Alabama.............   257     223     207     181    121

      Panama City, FL.............    15      13      12      11      0
                                    ----    ----    ----    ----   ----
           Total..................   272     236     219     192    130
                                    ====    ====    ====    ====   ====

      The Company constructed 36 cell sites in 1999 and plans to construct in excess of 70 additional cell sites with respect to its existing cellular systems during 2000 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone networks and further enhance the overall efficiency of the network and decrease churn. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

      Microwave networks, previously built by the Company, enable the Company to connect switching equipment and cell sites without making use of local landline telephone carriers, thereby reducing or eliminating fees paid to landline carriers. The Company also owned a fiber optic network which carries calls between its Dothan, Alabama market and Panama City, Florida market. During 1999, the Company sold the fiber optic network but retained the right to use such network until October 31, 2001 at no additional charge, another means of reducing fees paid to landline carriers.

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

                   Market                Wireline Competitor
                   -------               -------------------
      Albany, GA.....................    ALLTEL
      Augusta, GA....................    ALLTEL
      Columbus, GA...................    Public Service Cellular
      Macon, GA......................    BellSouth
      Savannah, GA...................    ALLTEL
      Georgia-6 RSA..................    BellSouth and Public Service Cellular
      Georgia-7 RSA..................    ALLTEL and BellSouth(1)
      Georgia-8 RSA..................    ALLTEL
      Georgia-9 RSA..................    ALLTEL and Public Service Cellular(1)
      Georgia-10 RSA.................    ALLTEL
      Georgia-12 RSA.................    ALLTEL
      Georgia-13 RSA.................    ALLTEL
      Dothan, AL.....................    ALLTEL
      Montgomery, AL.................    ALLTEL
      Alabama-8 RSA..................    Public Service Cellular and ALLTEL
      Panama City, FL................    ALLTEL

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

      In order to grow and compete effectively in the wireless market, the Company plans to follow a strategy of increasing its bundled minute offerings. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive. For example, customers can increase their cellular phone usage without seeing large corresponding increases in their cellular bill. These factors translate into more satisfied customers, greater customer usage and lower churn among existing subscribers. The perceived greater value also increases the number of potential customers in the marketplace. The Company believes that this strategy will enable it to increase its share of the wireless market.

Service Marks

      CELLULARONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULARONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 1999, the Company paid $316,000 in licensing and advertising fees under these agreements. See "Certain Considerations--Reliance on Use of Third Party Service Mark."

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

      The licensing, construction, operation, acquisition and transfer of cellular telephone systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated rules governing the construction and operation of cellular telephone systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). For cellular licensing purposes, the United States is divided into MSAs and RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal blocks designated as Block A and Block B. Block A licenses were initially reserved for non-wireline companies, such as PCW, while Block B licenses were initially reserved for entities affiliated with a local wireline telephone company. Under current FCC Rules, a Block A or Block B license may be transferred with FCC approval without restriction as to wireline affiliation, but generally, no entity may own any substantial interest in both systems in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

      Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2000 (two); 2001 (four); 2002
(two); 2006 (one); 2007 (four) and 2008 (three). The FCC has issued a decision confirming that current licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits renewal expectancy. The Company believes that the licenses it controls will continue to be renewed in a timely manner. However, in the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area which would have an adverse effect on the Company's results of operations.

      Under FCC rules, each cellular licensee was given the exclusive right to construct one of two cellular telephone systems within the licensee's MSA or RSA during the initial five-year period of its authorization. At the end of such five-year period, other persons are permitted to apply to serve areas within the licensed market that are not served by the licensee and current FCC Rules provide that competing applications for these "unserved areas" are to be resolved through the auction process. The Company has no material unserved areas in any of its cellular telephone systems.

      The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for acquisitions by the Company of other cellular telephone systems licensed by the FCC and transfers by the Company of a controlling interest in any of its licenses or any rights thereunder. Although there can be no assurance that any future requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based upon its experience to date, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

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

      The FCC has eliminated its cellular-PCS cross ownership rule, but retained a spectrum cap on aggregation of CMRS spectrum. A cellular licensee and its affiliates may not hold an attributable interest in more than 45 MHz of licensed cellular, broadband PCS and SMR spectrum in a particular geographic area, although the FCC recently relaxed its cellular PCS cross ownership rule to permit ownership of 55 MHz of licensed cellular, broadband PCS and SMR spectrum in RSA markets.

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service.

Certain Terms

      Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served with each person in the market area referred to as a "Pop." The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 1999 population of an MSA or RSA, as derived from the 1999 Donaldson, Lufkin & Jenrette Market Information Service. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system.

Employees

      At December 31, 1999, the Company had approximately 675 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

Item 2. Properties

      For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 1999, the Company had approximately 41 leases for retail stores used in conjunction with its operations and 3 leases for administrative offices. The Company also had approximately 181 leases to accommodate cell transmitters and antennas as of December 31, 1999.

      The Company leases space for its headquarters in New York City. (See Note 13 of the Notes to Consolidated Financial Statements for information on minimum lease payments by the Company and its subsidiaries for the next five years.)

Item 3. Legal Proceedings

      The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

                                     PART II

Item 5. Market for Company's Common Stock and related Stockholder Matters

      (a) Market for Common Stock

      Effective February 17, 2000, the Company became listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the NYSE and prior to February 17, 2000 on the American Stock Exchange as adjusted to reflect its April 1998 (2 in April), January 1999 and May 1999 5 for 4 stock splits, the August 1998 2 for 1 stock split and the August 1999 5% stock dividend for each of the four quarters of 1999 and 1998, as reported by the NYSE was:

                                                          2000                 1999                  1998
                                                          ----                 ----                  ----
      Quarter                                        High      Low         High      Low         High       Low
      -------                                        ----      ---         ----      ---         ----       ---
      First (through February 29, 2000)......       $26.56   $21.00       $10.32    $7.80        $3.21    $1.58
      Second.................................                              15.25     9.10         4.80     3.15
      Third..................................                              25.06    14.25         6.10     4.27
      Fourth.................................                              28.38    19.50         7.89     3.73

      The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B" and trades in Euros on the Frankfurt and Munich Stock Exchanges.

      (b) Holders

      On February 29, 2000, there were approximately 400 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 8,000 persons.

      (c) Dividends

      The Company, to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances.

Item 6. Selected Consolidated Financial Data

      The following tables contain certain consolidated financial data with respect to the Company and for Palmer ("Predecessor") for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company and Palmer.

      The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                     Consolidated Operating Statement Items

                                                                                          Company
                                                                                  Year ended December 31,
                                                                                  -----------------------

                                                       1999          1998           1997(9)         1996(9)         1995(9)
                                                       ----          ----           -------         -------         -------
Service Revenue ..................................   $ 233,575     $ 184,652       $  41,365       $      --       $      --
Equipment Sales and Installation .................      18,777        12,677           2,348              --              --
Media Revenue ....................................          --            --              --           2,962          29,155
                                                     ---------     ---------       ---------       ---------       ---------
Revenue ..........................................   $ 252,352     $ 197,329       $  43,713       $   2,962       $  29,155
Engineering, Technical and Other Direct Expenses .      29,666        28,122           5,978              --              --
Cost of Equipment ................................      31,879        23,710           5,259              --              --
Media Operating Expenses .........................          --            --              --           2,233          16,685
Selling, General and Administrative Expenses .....      65,150        61,093          16,750           2,373           2,687
Non-cash Compensation ............................       1,973            --              --              --              --
Depreciation and Amortization ....................      45,157        43,625          11,107             467           3,919
                                                     ---------     ---------       ---------       ---------       ---------
Operating Income (Loss) ..........................      78,527        40,779           4,619          (2,111)          5,864
Other Income (Expense):
   Interest, net .................................     (72,892)      (76,926)        (20,063)          4,367          (2,099)
   Other, net ....................................      12,251        15,279           1,400          92,995           7,114
                                                     ---------     ---------       ---------       ---------       ---------
     Total Other Income (Expense) ................     (60,641)      (61,647)        (18,663)         97,362           5,015
Minority Interest ................................      (1,664)       (2,178)           (414)             --              --
Extraordinary Item-Loss on Early Extinguishment of
   Debt (net of tax benefit of $15,893) ..........          --       (27,061)             --              --              --
Income Tax (Expense) Benefit .....................      (6,002)        8,523           5,509         (24,584)            247
                                                     ---------     ---------       ---------       ---------       ---------
Net Income (Loss) ................................   $  10,220     $ (41,584)      $  (8,949)      $  70,667       $  11,126
                                                     =========     =========       =========       =========       =========
Per Share Amounts (1):
Basic Earnings (Loss) Per Share ..................   $     .22     $   (1.13)      $    (.22)      $    1.18       $     .17
Diluted Earnings (Loss) Per Share ................   $     .22     $   (1.13)      $    (.22)      $    1.16       $     .17
Other Data:
Capital Expenditures .............................   $  24,575     $  14,725       $  14,515       $     137       $   1,469
Operating Income Before Depreciation and
   Amortization ("EBITDA") (2) ...................   $ 130,150     $  88,595       $  19,671       $  (1,644)      $   9,783
EBITDA Margin on Service Revenue .................        55.7%         48.0%           47.6%            N/A            33.6%
Net Cash Provided By (used in):
   Operating Activities ..........................   $  74,592     $  12,366       $   6,451       $ (24,148)         (7,207)
   Investing Activities ..........................     (27,746)      (21,361)       (312,577)        138,999          (2,021)
   Financing Activities ..........................     (57,613)      141,821         252,220         (32,701)         (5,115)
Penetration (3) ..................................       13.65%        11.60%           9.40%            N/A             N/A
Subscribers at the End of Period (4) .............     453,984       381,977         309,606             N/A             N/A
Cost to Add a Net Subscriber (5) .................   $     471     $     448       $     370             N/A             N/A
Average Monthly Service Revenue per
   Subscriber (6) ................................   $   56.21     $   52.04       $   50.59             N/A             N/A
Average Monthly Churn (7) ........................        1.95%         1.91%           1.84%            N/A             N/A
Ratio of Earnings to Fixed Charges (8) ...........       1.13x           N/A             N/A           1.28x           1.21x

(1) Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in May 1999, January 1999, April 1998 (2), December 1997 and April 1995, the 2 for 1 stock split in August 1998 and the 5% stock dividend in August 1999. All per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See notes to consolidated financial statements.

(2) EBITDA represents operating income before Depreciation and Amortization, non-cash compensation, and overhead of the parent company for 1999 ($4.5 million), 1998 ($4.2 million) and 1997 ($3.9 million). EBITDA should not be considered in isolation or as an alternative to net income (loss), operating income (loss) or any other measure of performance under GAAP. The Company believes that EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(3) Determined by dividing the aggregate number of subscribers by the estimated population.
(4)   Each billable telephone number in service represents one subscriber.
(5) Determined for a period by dividing (i) costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period, by (ii) the net subscribers added during such period.
(6) Determined for a period by dividing (i) the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period divided by the number of months in such period.
(7) Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.
(8) The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the years ended December 31, 1998 and 1997, the deficit of earnings to fixed charges was $41,584 and $8,949, respectively.
(9) Operating information for PCC in 1997 includes the cellular operating results of PCW for the period subsequent to the acquisition of Palmer. The results of PCC's operations do not include any cellular operating results in 1996 or 1995.

                        Consolidated Balance Sheet Items

                                                      As of December 31,
                                --------------------------------------------------------------
                                   1999         1998         1997         1996         1995
                                   ----         ----         ----         ----         ----
Total Current Assets ........   $  229,600   $  237,859   $   79,949   $  114,809   $   10,047
Total Assets ................    1,258,994    1,286,269    1,173,608      115,888       95,985
Total Current Liabilities (a)       51,440       47,099       55,603        7,109       36,309
Long-Term Debt ..............      700,000      909,432      690,300           --           --
Shareholders' Equity ........      173,190        4,379       60,926      108,779       40,876

----------
(a) Includes in 1995 $28.0 million of a note payable to Bank of Montreal which was repaid upon the sale of three television stations on February 2, 1996.

                                                                          Predecessor
                                                        ----------------------------------------------

                                                        For The
                                                       Nine Months         For The Years Ended
                                                   Ended September 30,         December 31,
                                                          1997            1996(c)         1995(b)
                                                          ----            -------         -------
Consolidated statement of operations data:

Revenue:
Cellular Service ....................................   $ 134,123       $ 151,119       $  96,686
   Equipment Sales and Installation .................       7,613           8,624           8,220
                                                        ---------       ---------       ---------
     Total Revenue ..................................     141,736         159,743         104,906
                                                        ---------       ---------       ---------
   Engineering, Technical and Other Direct Expenses .      23,301          28,717          18,184
   Cost of Equipment ................................      16,112          17,944          14,146
   Selling, General and Administrative Expenses .....      41,014          46,892          30,990
   Depreciation and Amortization ....................      25,498          25,013          15,004
                                                        ---------       ---------       ---------
   Operating Income .................................      35,811          41,177          26,582
                                                        ---------       ---------       ---------
   Other Income (Expense):
     Interest, net ..................................     (24,467)        (31,462)        (21,213)
     Other, net .....................................         208            (429)           (687)
                                                        ---------       ---------       ---------
       Total Other Expenses .........................     (24,259)        (31,891)        (21,900)
                                                        ---------       ---------       ---------
   Minority Interest ................................      (1,310)         (1,880)         (1,078)
     Income Tax Expense .............................      (4,153)         (2,724)         (2,650)
                                                        ---------       ---------       ---------
     Net Income .....................................   $   6,089       $   4,682       $     954
                                                        =========       =========       =========

Other Data:
Capital Expenditures ................................   $  40,757       $  41,445       $  36,564
Operating Income Before Depreciation and
   Amortization ("EBITDA") (2) ......................   $  61,309       $  66,190       $  41,586
EBITDA Margin on Service Revenue ....................        45.7%           43.8%           43.0%
Net Cash Provided By (used in):
   Operating Activities .............................   $  38,791       $  30,130       $  27,660
   Investing Activities .............................     (73,759)       (110,610)       (196,610)
   Financing Activities .............................      36,851          78,742         169,554
Penetration (3) .....................................        8.60%           7.45%           6.41%
Subscribers at the End of Period (4) ................     337,345         279,816         211,985
Cost to Add a Net Subscriber (5) ....................   $     514       $     407       $     276
Average Monthly Service Revenue per
   Subscriber (6) ...................................   $   53.99       $   52.20       $   56.68
Average Monthly Churn (7) ...........................        1.89%           1.84%           1.55%
Ratio of Earnings to Fixed Charges (8) ..............       1.45x           1.28x           1.21x

----------
      (b) Includes the Savannah and Augusta MSA's which were acquired on December 1, 1995 and resulted in revenues to the Predecessor of $2,162 and operating income of $208 for the year ended December 31, 1995.
      (c) Includes the acquisition of the Georgia-1 RSA, which occurred on June 20, 1996, and the Georgia-6 RSA, which occurred on July 5, 1996. The acquisitions of the GA-1 and GA-6 RSA resulted in revenues to the Predecessor of $1,239 and $2,682, respectively, and operating
            (loss) income of $(278) and $743, respectively, during such year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto. (References to the Company also include its predecessor, Palmer.)

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

      On May 23, 1997, PCC, PCW and Palmer entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of PCW with and into Palmer with Palmer as the surviving corporation (the "Merger"). On October 6, 1997, the Merger was consummated and Palmer changed its name to "Price Communications Wireless, Inc." Pursuant to the Merger Agreement, PCC acquired each issued and outstanding share of common stock of Palmer and purchased outstanding options and rights under employee and direct stock purchase plans for an aggregate price of $486.4 million. In addition, as a result of the Merger, PCW assumed all outstanding indebtedness of Palmer of approximately $378.0 million. As a result, the aggregate purchase price for Palmer (including transaction fees and expenses) was approximately $880.0 million. PCW refinanced all of the indebtedness concurrently with the consummation of the Merger.

      PCW entered into an agreement to sell Palmer's Fort Myers, Florida MSA covering approximately 382,000 Pops for $168.0 million (the "Fort Myers Sale"). On October 6, 1997, the Fort Myers Sale was consummated and generated proceeds to the Company of approximately $166.0 million. The proceeds of the Fort Myers Sale were used to fund a portion of the acquisition of Palmer. Accordingly, no gain or loss was recognized on the Fort Myers Sale.

      On October 21, 1997, PCC and PCW entered into an Asset Purchase Agreement with MJ Cellular Company, L.L.C. which provided for the sale by PCW for $25.0 million of substantially all of the assets of the non-wireline cellular telephone system serving the Georgia-1 Rural Service Area (the "Georgia Sale"). The sale of the assets of Georgia-1 was consummated on December 30, 1997 for $24.2 million. A portion of the proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the acquisition of the Predecessor. Accordingly, no gain or loss was recognized on the Georgia Sale.

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

      In June 1998, PCW issued $525.0 million of 9 1/8% Senior Secured Notes (the "9 1/8% Notes") due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9 1/8% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The proceeds of these notes were used principally to replace the then existing Credit Facility.

      In August 1998, Holdings redeemed all of the outstanding 13 1/2% Holdings Notes. The notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the notes approximated $91.0 million. The redemption was financed out of the proceeds of a new $200.0 million Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind notes due 2008 ("Exchangeable Notes"). The notes were exchangeable, at the Exchange Price, in the event the daily high price of the Company's shares equals or exceeds 115% of the Exchange Price for 10 out of 15 consecutive trading days.

      In June 1999, the Company allowed the conversion of the outstanding Exchangeable Notes as the terms of the indenture were met, and the Company issued 18.1 million shares of its common stock in exchange for $220.7 million of Holdings' indebtedness, including $20.7 million of accrued interest to the date of conversion.

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of December 31, 1999, the Company provided cellular telephone service to 453,984 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas, composed of eight MSA's and eight RSA's, with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

      As stated above, the Fort Myers and GA-1 markets were sold during the latter part of 1997 thereby making operating results for PCW for the year ended December 31, 1998 versus the year ended December 31, 1997 not comparable.

Results of Operations

      The following table sets forth the Company and the Predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                                     Company                     Predecessor
                                                    -----------------------------------------   -------------
                                                                               For the Period      For the
                                                      For the       For the     May 29, 1997     Nine Months
                                                    Year Ended     Year Ended      Through         Ended
                                                    December 31,  December 31,   December 31,   September 30,
                                                       1999           1998           1997           1997
                                                      ------         ------         ------         ------
Revenue:
      Service ................................          92.6%          93.6%          94.6%          94.6%
      Equipment sales and installation .......           7.4            6.4            5.4            5.4
                                                      ------         ------         ------         ------
Total Revenue ................................         100.0          100.0          100.0          100.0
                                                      ------         ------         ------         ------
Operating Expenses:
      Engineering, technical and other direct:
         Engineering and technical (1) .......           5.4            6.3            7.2            8.0
         Other direct costs of services (2) ..           6.4            8.0            6.5            8.4
      Cost of equipment (3) ..................          12.6           12.0           12.0           11.4
      Selling, general and administrative:
         Selling and marketing (4) ...........           8.5           10.9            8.9            8.4
         Customer service (5) ................           6.5            6.3            6.2            6.3
         General and administrative (6) ......          10.8           13.7           23.2           14.2
         Non-cash compensation ...............            .8             --             --             --
      Depreciation and amortization ..........          17.9           22.1           25.4           18.0
                                                      ------         ------         ------         ------
Total Operating Expenses .....................          68.9           79.3           89.4           74.7
                                                      ------         ------         ------         ------
Operating Income .............................          31.1%          20.7%          10.6%          25.3%
Operating Income Before Depreciation and
   Amortization and Non-Cash Compensation (7)           49.8%          42.8%          36.0%          43.3%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold, sales and marketing personnel, employee and agent commissions.
(4) Consists primarily of salaries and benefits of advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization and non-cash compensation should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization and non-cash compensation is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Year ended December 31, 1999 compared to Year ended December 31, 1998

      Operating results for the year ended December 31,1999 reflect the continued improvement in operating cash flow, subscriber growth and the related increase in penetration, maintenance of a strong Average Revenue Per Subscriber ("ARPU") and strong cost controls which translate to a low average cost per subscriber.

      Revenue. Service revenues totaled approximately $233.6 million for the current year compared to approximately $184.7 million for 1998 or an increase of 26.5%. The increase is a result of greater local cellular revenue due to an increase in the average number of cellular subscribers and increased air time revenue as a result of the increase from .8 billion minutes of use for 1998 (188 minutes per average subscriber) to 1.2 billion minutes of use in 1999 (250 minutes per average subscriber). Despite the increasing competition for additional cellular subscribers, the Company was able to maintain its local revenue per cellular subscriber which in fact rose from $38.20 in 1998 to $40.24 in 1999. In addition, the Company's outcollect roaming revenue, which is revenue that the Company derives from other cellular companies' subscribers roaming in our markets, increased as a result of an increase in usage from 51.5 million minutes in 1998 to 105.8 million minutes in 1999. In the future, the Company may realize a decrease in the rate of growth from roaming revenue as a result of new roaming rates negotiated with some of the Company's roaming partners.

      Equipment revenue amounted to $18.8 million for the current year compared to $12.7 million in 1998. The significant increase in equipment revenue of 48% is a combination of a greater portion of the cost being recovered from subscribers, an increase in the average revenue per gross addition (from $84 to $108), and a greater emphasis on accessory sales to new subscribers.

      Operating Expenses. Operating expenses increased $17.2 million from $156.6 million in 1998 to $173.8 million in 1999. As a percentage of total revenue, operating expenses decreased from 79.3% of total revenue in 1998 to 68.9% of total revenue in 1999. After excluding non-cash compensation and depreciation and amortization, operating expenses amount to 50.2% of total revenue for 1999 compared to 57.2% of total revenue for 1998. Total operating costs per cellular subscriber excluding PCC overhead and all non-cash charges amounted to $21.94 in 1999 and $23.48 in 1998.

      Engineering, technical and other direct expenses increased from $28.1 million in 1998 to $29.7 million in 1999. There are three major components in this category. The net cost of incollect, which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other carriers' markets and the amount charged to these subscribers, variable network costs such as inter trunk, long distance and directory assistance costs, and engineering costs which consist principally of salaries and fixed span line costs and tower rentals.

      As a result of negotiations with other cellular carriers, the Company was able to reduce the amount it reimburses those carriers for incollect roaming resulting in a recovery of 90% of cost for 1999 compared to a 78% recovery for 1998 or a decrease of $4.4 million of net expense. Offsetting these savings were increases in long distance, directory assistance and interconnect costs related to the increased utilization of the system which is evidenced by a 53% increase in minutes of use.

      Decreases in engineering salaries and related expenses were offset by increases in fixed span line costs and additional cell site rents as the Company continued to build out its system by adding new cell sites and increasing the number of radios in the existing cell sites.

      The increase in gross subscriber additions combined with the increase in cellular phone upgrades as well as the higher cost of digital phones, resulted in an increase of the cost of equipment from $23.7 million in 1998 to $31.9 million in 1999. In addition, increases in the sale of accessories contributed to the increase in equipment cost. The Company recovered 58.9% of the cost of equipment in 1999 compared to a recovery of 53.5% in 1998.

      Selling, general and administrative ("SG&A") increased to $65.2 million for the current year compared to $61.1 million in 1998. As a percentage of total revenue, SG&A decreased from 31.0% of total revenue in 1998 to 25.8% in 1999. Sales and marketing costs which include installation costs (included as engineering in 1998), salaries, commissions and advertising, amount to $21.5 million for both 1999 and 1998. Decreases in salaries and related benefits were offset by increases in commissions and advertising expenditures. The cost to add a gross cellular subscriber, which consists of the net loss on equipment sales and sales and marketing expenditures, decreased from $214.30 in 1998 to $198.68 in 1999.

      Customer service costs, which consist principally of billing costs and payroll and related benefits, increased to $16.4 million in 1999 from $12.5 million in 1998. Increases in personnel and billing costs are a direct function of the increases in the number of subscribers. Additional subscribers require an increase in the number of cellular bills mailed out, as well as an increase in the number of customer service representatives to handle the additional subscriber inquiries.

      General and administrative expenses remained almost constant amounting to $27.3 million in 1999 and $27.1 million in 1998. Significant savings in payroll and related benefits were offset by the increase in the provision for bad debts.

      Included in operating expenses for 1999 is a charge of $2.0 million representing the non-cash compensation charges related to the conversion by an officer of the Corporation of the Company's Preferred stock into common stock (see Notes to Consolidated Financial Statements). Such charges are being expensed over the vesting period of the common stock. The conversions occurred during 1998 and 1999. Had there been a full year of expense, the total non-cash compensation would have amounted to $3.6 million for 1999.

      Depreciation and amortization increased from $43.6 million in 1998 to $45.2 million in 1999. Decreases in the amortization of intangibles related to the finalization in 1998 of the value of the cellular licenses from the acquisition, were more than offset by increases in depreciation expense due to fixed asset additions in 1999.

      Operating income improved significantly from $40.8 million achieved in 1998 to $78.5 million in 1999. Earnings before non-cash compensation and depreciation and amortization ("EBITDA") amounted to $125.7 million for 1999 or 49.8% of total revenue compared to $84.4 million or 42.8% of total revenue for 1998. The improvement is a function of management's ability to control costs while still maintaining significant subscriber growth and maintaining and growing ARPU in the face of a declining trend in the cellular industry. The increase in EBITDA from 1998 to 1999 represents a growth of 49%.

      Net Interest Expense, Other Income, Income Taxes, Extraordinary Item and Net Income. Net interest expense decreased to $72.9 in 1999 from $76.9 million in 1998. During 1998, long term debt consisted of at various times the revolving loan and credit facility at variable interest rates, $80 million of 13 1/2% Senior Secured Discount Notes, $175 million of 11 3/4% Senior Subordinated Notes, $525 million of 9 1/8% Senior Secured Notes and $200 million of 11 1/4% Senior Exchangeable Payable-in-Kind Notes. In June 1999, the Company allowed the conversion of the $200 million 11 1/4% Payable-in-Kind Notes and therefore incurred only six months of non-cash interest expense. The $175 million 11 3/4% Notes and the $525 million 9 1/8% Notes were outstanding for the full year. The effect of the different borrowings resulted in interest savings of $500,000. The additional cash on hand as a result of the new borrowings in 1998 resulted in additional interest income of $3.6 million. The current debt outstanding pays cash interest and would result in interest expense of $68.5 million for a full year.

      Other income for 1998 resulted largely from the gain from the sale of PriCellular Corporation warrants and stock. Other income for 1999 resulted primarily from the liquidation of a long-standing investment by the Company ($8.5 million) and from net gains realized in capital markets by the Parent Company.

      The income tax provision for 1999 of $6.0 million compared to the income tax benefit of $8.5 million in 1998 is a result of taxable income in 1999 at an effective rate of approximately 37% compared to a taxable loss at a benefit of approximately 37%.

      The net income of $10.2 million for 1999 compared to a net loss of $41.6 million for 1998 is a function of the items discussed above. In addition, 1998 includes $27.1 million net of tax benefit of deferred finance charges written off, the premium associated with the early extinguishment of debt and interest paid for the early liquidation of the interest rate swap contracts.

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

Results of Operations of Price Communications Wireless, Inc. and Subsidiaries compared to Palmer Wireless, Inc. and Subsidiaries (Predecessor)

      The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company's indirectly wholly-owned subsidiary. This discussion should be read in conjunction with Price Communications Wireless, Inc.'s 1998 Consolidated Financial Statements and the related Notes thereto and the Consolidated Financial Statements and Notes thereto of Palmer Wireless, Inc. and Subsidiaries (the "Predecessor") included as a supplement to this report. References to the Company where appropriate also include its subsidiaries, PCW, Holdings and the Predecessor.

      The discussion for 1997 is based on the combination of results of the Predecessor through September 30, 1997 and the results of PCW for the period May 29, 1997 through December 31, 1997. As a result, the combined information has not been prepared in accordance with generally accepted accounting principles. The comparison of 1998 and 1997 results below does not include operations at the parent company level of PCC.

Price Communications Wireless and Predecessor; Year Ended December 31, 1998 compared to December 31, 1997

      Revenue. Service revenues totaled $184.7 million during 1998, an increase of 5.2% from $175.5 million in 1997. The increase is primarily attributable to a 24.5% increase in the average number of subscribers to 345,490 for 1998 versus 277,487 in 1997 after adjusting for the sale of the Fort Myers and GA-1 markets. Substantially offsetting this increase is the loss of service revenue of the cellular telephone systems resulting from the sale of Fort Myers and GA-1, which approximated $21.1 million. The increase in subscribers is the result of internal growth, which the Company attributes primarily to its strong sales and marketing efforts. In addition to the subscriber base growth, service revenues also increased because of a significant increase in the minutes of use for the Company's subscribers.

      Average monthly revenue per subscriber decreased 2.5% to $44.54 during 1998 from $45.70 in 1997, which excluded incollect revenue. This decrease is due to a common trend in the cellular telephone industry, where on average, new customers use less airtime than existing subscribers. Therefore, service revenues generally do not increase proportionately with the increase in subscribers. In addition, the decline reflects more competitive rate plans introduced into the Company's markets. The decrease, however, is below the industry average.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment sales, increased to $12.7 million during 1998 from $10.0 million in 1997. As a percentage of total cellular revenue, equipment sales and installation revenue increased to 6.4% of service revenue from 5.4% for 1997, reflecting the increased recurring revenue base as well as the ability to obtain increased prices for cellular equipment sold to customers.

      Operating Expenses. Engineering and technical expenses decreased slightly by 2.1% to $14.3 million in 1998 from $14.6 million in 1997. As a percentage of revenue, engineering and technical expenses decreased to 7.3% of total revenue from 7.9% for 1997. This reflects the increased costs associated with increased minutes of usage by our subscribers offset by the expenses associated with the markets sold which approximated $1.3 million.

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

      The cost of equipment increased 10.7% to $23.7 million during 1998 from $21.4 million in 1997, due primarily to the increase in gross subscriber activations. Equipment sales resulted in losses of $11.0 million in 1998 versus $11.4 million in 1997. The Company sells equipment below its costs in an effort to address market competition and improve market share. The Company was able to reduce its losses by obtaining better prices from its customers as well as obtaining better prices from our suppliers.

      Selling, general and administrative expenses increased a modest 2.2% to $55.0 million in 1998 from $53.8 million in 1997. These expenses are comprised of (i) sales and marketing costs, (ii) customer service costs and (iii) general and administrative expenses.

      Sales and marketing costs increased 23.4% to $19.5 million for 1998 from $15.8 million for 1997. This increase is primarily due to an 8.0% increase in gross subscriber activations (excluding prepaids) and the costs to acquire them and higher advertising costs in response to market competition. As the level of penetration increases, the sales and marketing costs associated with acquiring additional subscribers increases. As a percentage of total revenue, sales and marketing costs increased to 9.9% during 1998 compared to 8.5% in 1997. The Company's cost to add a net subscriber, including loss on telephone sales, decreased to $448 for 1998 from $469 for 1997. Sales and marketing expenses associated with the Fort Myers and GA-1 markets approximated $1.2 million.

      Customer service costs increased 6.8% to $12.5 million for 1998 from $11.7 million in 1997. As a percentage of revenue, customer service costs amounted to 6.3% for 1998 and for 1997. The increase in actual dollars was due primarily to an increase in license and maintenance costs for the Company's billing systems due to the increase in the number of subscribers that receive invoices on a monthly basis, and was partially offset by the expenses incurred for the Fort Myers and GA-1 markets which approximated $1.1 million in 1997.

      General and administrative expenditures decreased 12.5% to $23.0 million during 1998 from $26.3 million in 1997. General and administrative expenses decreased as a percentage of total revenue to 11.7% in 1998 from 14.2% in 1997. Payroll and its related fringe benefits were the largest line items that reflected a decrease. General and administrative expenses attributable to the cellular telephone systems sold in Fort Myers and GA-1 amounted to $1.8 million in 1997. As the Company continues to add more subscribers, and generates associated revenue, general and administrative expenses should continue to decrease as a percentage of total revenues. There can be no assurance, however, that this forward-looking statement will not differ materially from actual results due to unforeseen general and administrative expenses and other factors.

      Depreciation and amortization increased 19.1% to $43.6 million during 1998 from $36.6 million in 1997. This increase was primarily due to the depreciation and amortization associated with the new carrying value of assets as a result of the "push down" of the purchase price to PCW in October 1997. As a percentage of revenue, depreciation and amortization increased to 22.1% during 1998 from 19.7% in 1997.

      Operating income increased 1.4% to $45.0 million in 1998, from $44.4 million for 1997. This improvement in operating results is primarily due to increases in revenue and in cost containment. The actual improvement in operating income was negatively effected by the increase in the non-cash charges for depreciation and amortization, which exceeded the 1997 amount, by approximately $7.0 million.

      Net interest expense increased to $77.5 million in 1998 from $46.7 million in 1997 primarily because of the additional borrowings incurred as a result of the acquisition and the inclusion of interest for the debt associated with Holdings.

      The income tax benefit for 1998 amounted to $12.8 million representing the reduction of the accrued tax liability associated with the sale of the Ft. Myers and GA-1 properties, which was established as the result of purchase accounting. The income tax benefit for 1997 was approximately $1.0 million based on the loss for the year.

      The net loss for the year ended December 31, 1998 was $47.2 million compared to $2.8 million for the year ended December 31, 1997. The increased net loss is a result of the additional interest expense, increased depreciation and amortization expense and 25.3 million of extraordinary items (net of tax benefit). These items are comprised of the write-off of deferred finance charges and the premium associated with the early retirement of the Holdings notes and interest paid for the early termination of the interest rate swap contracts.

Liquidity and Capital Resources

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, long-term debt, and to a lesser extent, operating cash flow. Net cash provided by operating activities amounted to $74.6 million for the year ended December 31, 1999. The current level of operating cash flow is sufficient to fund the current anticipated level of capital expenditures and cash interest, which interest amounts to approximately $68.5 million.

      In 1999, the Company spent approximately $24.6 million for capital expenditures. The Company expects to spend approximately $20 million for the year ended December 31, 2000. The Company expects to use net cash provided by operating activities to fund such capital expenditures.

      As part of the acquisition in 1997, PCW issued $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Interest on the notes are due each January 15 and July 15. The notes contain covenants that restrict the payment dividends, incurrence of debt and the sale of assets.

      In June 1998, PCW issued $525 million of 9.125% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. These notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. These notes replaced the previously existing credit facility.

      In June 1999, the Company allowed the conversion of the outstanding indebtedness of Holdings' $200 million 11 1/4% Senior Exchangeable Payable-in-Kind Notes due 2008. The Company issued 18.1 million shares of its common stock in exchange for PCH's Notes including $20.7 million of accrued interest to the date of conversion.

      Accounting Policies

      For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides cellular telephone service. However, in several of its markets, the Company holds less than 100% of the equity ownership. The minority stockholders' and partners' share of income or losses in those markets is reflected in the consolidated financial statements as "minority interest" except for losses in excess of their capital accounts and cash call provisions which are not eliminated in consolidation. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest (greater than 50%) in each.

Year 2000 Impact

      The Company, with guidance from it's current billing vendor and MIS outsource provider (EDS), completed all testing and upgrades of preparation for the Year 2000 during the fourth quarter as scheduled. The Company performed extensive systems monitoring and defect detection procedures following the Year 2000 rollover and found no significant errors. As of January 31, 2000, the Company is not aware of any Year 2000 related problems with internal systems or those of key suppliers.

      Total costs of Year 2000 testing and upgrading of internal systems was approximately $2.0 million. All expenditures were incurred during 1999 and were expensed as incurred.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The Company utilizes fixed debt to fund its acquisitions. Management believes that the use of fixed rate debt minimizes the Company's exposure to market conditions and the ensuing increases and decreases that could arise with variable rate financing. See notes to consolidated financial statements for description and terms of long term debt.

Item 8. Financial Statements and Supplementary Data

                  See Index to Financial Statements on page 31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

                                    PART III

      The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 2000 Meeting of Shareholders.

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
Item 10.   Directors and Executive Officers of the          "Directors and Executive Officers"
           Company

Item 11.   Executive Compensation                           "Executive Compensation" and "Related
                                                            Transactions"

Item 12.   Security Ownership of Certain Beneficial         "Principal Shareholders" and "Security
           Owners and Management                            Ownership of Management"

Item 13.   Certain Relationships and Related Transactions   "Executive Compensation" and "Related
                                                            Transactions"

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-k

      (a) (1) and (2) List of financial statements and financial statement schedules:

            See Index to Financial Statements on page 31.

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

      (b)   Reports on Form 8-K.

      None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

Auditor's Report..........................................................  F-1
Consolidated Balance Sheets at December 31, 1999 and 1998.................  F-2
Consolidated Statements of Operations and Comprehensive Income for the
   Years Ended December 31, 1999, 1998 and 1997...........................  F-3
Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 1998 and 1997....................................................  F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 1999, 1998 and 1997.......................................  F-5
Notes to Consolidated Financial Statements................................  F-6

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)
                       CONSOLIDATED FINANCIAL STATEMENTS

Auditor's Report..........................................................  F-18
Consolidated Statements of Operations for the Nine Months Ended
   September 30, 1997.....................................................  F-19
Consolidated Statements of Stockholders' Equity for the Nine Months
   Ended September 30, 1997...............................................  F-20
Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 1997.....................................................  F-21
Notes to Consolidated Financial Statements................................  F-23

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENTS SCHEDULE

Schedule No.
I.  Condensed Financial Information of Registrant.........................  F-30
II. Valuation and Qualifying Accounts.....................................  F-34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Price Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Price Communications Corporation (a New York Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


                                     /s/ ARTHUR ANDERSEN LLP

New York, New York
January 31, 2000

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                       ($ in thousands except share data)

                                                                              1999           1998
                                                                              ----           ----
Current assets:
  Cash and cash equivalents ...........................................   $   194,231    $   204,999
  Accounts receivable, net of allowance for doubtful accounts of $2,003
   in 1999 and $1,596 in 1998 .........................................        25,056         20,509
  Receivables from other cellular carriers ............................         2,505          2,282
  Available for sale securities .......................................         2,056          5,608
  Inventory ...........................................................         5,205          3,940
  Deferred income taxes ...............................................           409             --
  Prepaid expenses and other current assets ...........................           138            521
                                                                          -----------    -----------
    Total current assets ..............................................       229,600        237,859
                                                                          -----------    -----------
Property and equipment:
  Land and improvements ...............................................         6,989          6,767
  Buildings and improvements ..........................................         9,770          8,831
  Equipment, communication systems and furnishings ....................       173,450        153,673
                                                                          -----------    -----------
                                                                              190,209        169,271
  Less accumulated depreciation .......................................        45,896         24,376
                                                                          -----------    -----------
    Net property and equipment ........................................       144,313        144,895
Equity investment in other cellular properties ........................        11,810             --
Licenses, net of accumulated amortization of $51,848 in 1999 and
  $29,117 in 1998 .....................................................       854,799        876,952
Other intangible and other assets, net of accumulated amortization
  of $4,097 in 1999 and $1,671 in 1998 ................................        18,472         26,563
                                                                          -----------    -----------
    Total assets ......................................................   $ 1,258,994    $ 1,286,269
                                                                          ===========    ===========

Current liabilities:
  Accounts payable and accrued expenses ...............................   $    15,895    $    13,168
  Accrued interest payable ............................................        11,942         11,779
  Accrued salaries and employee benefits ..............................         1,642          3,256
  Deferred revenue ....................................................         5,525          5,535
  Customer deposits ...................................................         1,222            921
  Deferred income taxes ...............................................            --            272
  Other current liabilities ...........................................        15,214         12,168
                                                                          -----------    -----------
    Total current liabilities .........................................        51,440         47,099
Long-term debt, excluding current installments ........................       700,000        909,432
Accrued income taxes long-term ........................................        37,934         25,434
Deferred income taxes (net) ...........................................       292,482        290,370
Commitments and contingencies .........................................
Minority interests in cellular licenses ...............................         3,948          9,530
Redeemable preferred stock, Series A, par value $.01 per share;
  728,133 shares authorized and outstanding ...........................            --             25
Shareholders' equity:
  Preferred stock, par value $.01 per share; authorized 18,907,801
    shares; no shares outstanding .....................................            --             --
  Common stock, par value $.01; authorized 120,000,000 shares in
    1999 and 60,000,000 shares in 1998;                                            --             --
      Outstanding 56,649,277 shares in 1999 and 21,695,383 shares
      in 1998 .........................................................           567            218

  Additional paid-in-capital ..........................................       219,896         (5,869)
  Unearned compensation ...............................................       (65,978)            --
  Unrealized gain on marketable equity securities, net of tax effect ..         1,291          2,836
  Retained earnings ...................................................        17,414          7,194
                                                                          -----------    -----------
    Total shareholders' equity ........................................       173,190          4,379
                                                                          -----------    -----------
    Total liabilities and shareholders' equity ........................   $ 1,258,994    $ 1,286,269
                                                                          ===========    ===========


          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     ($ in thousands, except per share data)

                                                                         1999            1998            1997
                                                                         ----            ----            ----
Revenue:
   Cellular operations:
     Service ....................................................   $    233,575    $    184,652    $     41,365
     Equipment sales and installation ...........................         18,777          12,677           2,348
                                                                    ------------    ------------    ------------
       Total revenue ............................................        252,352         197,329          43,713
                                                                    ------------    ------------    ------------
Operating expenses:
   Engineering, technical and other direct ......................         29,666          28,122           5,978
   Cost of equipment ............................................         31,879          23,710           5,259
   Selling, general and administrative ..........................         65,150          61,093          16,750
   Non-cash compensation ........................................          1,973              --              --
   Depreciation and amortization ................................         45,157          43,625          11,107
                                                                    ------------    ------------    ------------
       Total operating expenses .................................        173,825         156,550          39,094
                                                                    ------------    ------------    ------------
Operating income (loss) .........................................         78,527          40,779           4,619
Interest income .................................................          9,758           6,194           4,378
Interest expense ................................................        (82,650)        (83,120)        (24,441)
Other income ....................................................         12,251          15,279           1,400
Minority interest ...............................................         (1,664)         (2,178)           (414)
                                                                    ------------    ------------    ------------
Income (loss) before income taxes ...............................         16,222         (23,046)        (14,458)
Income tax (expense) benefit ....................................         (6,002)          8,523           5,509
                                                                    ------------    ------------    ------------
Income (loss) before extraordinary item .........................         10,220         (14,523)         (8,949)
Extraordinary item - loss on early extinguishment of debt (net of
   income tax benefit of $15,893) ...............................             --         (27,061)             --
                                                                    ------------    ------------    ------------
Net income (loss) ...............................................   $     10,220    $    (41,584)   $     (8,949)
                                                                    ------------    ------------    ------------
Other comprehensive income, net of tax
   Unrealized gains (losses) on available for sale securities ...          1,291           2,836             211
   Reclassification adjustment ..................................         (2,832)         (2,148)             --
                                                                    ------------    ------------    ------------
Comprehensive income (loss) .....................................   $      8,679    $    (40,896)   $     (8,738)
                                                                    ============    ============    ============
Per share data:
   Basic (loss) earnings per share ..............................   $        .22    $      (1.13)   $       (.22)
   Weighted average shares outstanding ..........................     46,334,000      36,688,000      40,248,000
   Diluted (loss) earnings per share ............................   $        .22    $      (1.13)   $       (.22)
   Weighted average shares outstanding ..........................     47,495,000      36,688,000      40,248,000


          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ in thousands)

                                                                                1999         1998         1997
                                                                                ----         ----         ----
Cash Flows From Operating Activities:
Net income (loss) .........................................................   $  10,220    $ (41,584)   $  (8,949)
                                                                              ---------    ---------    ---------
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization ........................................      45,157       43,625       11,107
     Amortization of deferred finance costs ...............................       2,523        2,205           --
     Minority interest share of income ....................................       1,664        2,178          414
     Deferred income taxes ................................................      (3,648)      (8,945)      (2,505)
     Interest deferred and added to long-term debt ........................          --        9,432        4,400
     Accrued interest satisfied by issuance of PCC stock ..................      11,309           --           --
     (Gain) loss on available for sale securities .........................     (12,607)     (15,659)         791
     Extraordinary item ...................................................          --       42,954           --
     Non-cash compensation ................................................       1,973           --           --
     Increase in accounts receivable ......................................      (4,547)      (4,558)         (70)
     (Increase) decrease in other current assets ..........................      (1,488)      (1,040)         936
     Increase (decrease) in accounts payable and accrued expenses .........       2,727       (1,309)       1,602
     Increase in accrued interest payable .................................         163          418        9,394
     Increase (decrease) in other current liabilities .....................       2,350       (2,217)      (8,153)
     (Decrease) increase in deferred revenue ..............................         (10)       1,780       (1,046)
     Increase (decrease) in accrued income tax long-term ..................      18,340      (15,843)      (2,675)
     Other ................................................................         465          929        1,205
                                                                              ---------    ---------    ---------
       Total adjustments ..................................................      64,371       53,950       15,400
                                                                              ---------    ---------    ---------
       Net cash provided by operating activities ..........................      74,591       12,366        6,451
                                                                              ---------    ---------    ---------
Cash Flows From Investing Activities:
Capital expenditures ......................................................     (24,575)     (14,725)     (14,515)
Acquisition of Palmer Wireless Inc. .......................................          --        2,000     (497,856)
Proceeds from sales of businesses and equipment ...........................       2,654           --      193,799
Purchase of available-for-sale securities .................................      (7,718)     (10,401)      (2,010)
Proceeds from sale of available-for-sale securities .......................      21,435       44,487        8,097
Purchase of additional minority interests in majority owned Company systems      (7,732)          --           --
Purchase of minority equity interests in other cellular properties ........     (11,810)          --           --
Other .....................................................................          --           --          (92)
                                                                              ---------    ---------    ---------
       Net cash (used in) provided by  investing activities ...............     (27,746)      21,361     (312,577)
                                                                              ---------    ---------    ---------
Cash Flows From Financing Activities:
Repayment of long-term debt ...............................................          --     (518,112)    (385,000)
Proceeds from long-term debt ..............................................          --      725,000      695,712
Costs associated with early extinguishment of debt ........................          --      (28,080)          --
Payment of debt issuance costs ............................................        (788)     (20,185)     (19,412)
Paid in kind preferred stock dividends ....................................          --           --       (1,176)
Issuance of warrants ......................................................          --           --        4,288
Issuance of preferred stock ...............................................          --           --           35
Issuance of common stock ..................................................          --           --        6,047
Repurchase of paid in kind preferred stock ................................          --           --      (28,225)
Repurchase of Company common stock ........................................     (57,055)     (17,412)     (20,241)
Exercise of employee stock options and warrants ...........................         230          610          192
                                                                              ---------    ---------    ---------
       Net cash (used in) provided by financing activities ................     (57,613)     141,821      252,220
                                                                              ---------    ---------    ---------
       Net (decrease) increase in cash and cash equivalents ...............     (10,768)     175,548      (53,906)
Cash and Cash Equivalents, beginning of year ..............................     204,999       29,451       83,357
                                                                              ---------    ---------    ---------
Cash and Cash Equivalents, end of year ....................................   $ 194,231    $ 204,999    $  29,451
                                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                       ($ and share amounts in thousands)

                                                                                    Common Stock
                                                            Preferred Stock            Class A          Additional
                                                            ---------------            -------           paid-in    Unrealized
                                                          Shares        Value       Shares     Value     capital       gain
                                                          ------        -----       ------     -----     -------       ----
Balance, December 31, 1996 .........................          --           --        9,039    $   90    $  12,240    $   1,937
   Net (loss) ......................................          --           --           --        --           --           --

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................          --           --           --        --           --          211
Purchase and retirement of common stock ............          --           --       (2,468)      (25)      (6,674)          --
Exchange of preferred stock for common stock .......       1,129    $  28,225       (2,292)      (23)      (6,140)          --
Purchase of common stock ...........................      (1,129)     (28,225)          --        --           --           --
Dividends on preferred stock .......................          --           --           --        --           --           --
Stock options exercised ............................          --           --          456         5          192           --
Issuance of common stock ...........................          --           --          750         8        6,039           --
Issuance of warrants ...............................          --           --           --        --        4,288           --
Exercise of warrants ...............................          --           --           78         1           (1)          --
Five-for-four stock split ..........................          --           --        1,431        14          (14)          --
                                                          ------    ---------       ------    ------    ---------    ---------
Balance, December 31, 1997 .........................          --           --        6,994    $   70    $   9,930    $   2,148
   Net (loss) ......................................          --           --           --        --           --           --

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................          --           --           --        --           --          688
Purchase and retirement of common stock ............          --           --       (2,249)      (22)     (17,390)          --
Exchange of preferred stock for common stock .......          --           --          411         4            6           --
Stock options exercised ............................          --           --          189         2          608           --
Tax benefit of exercise of stock options ...........          --           --           --        --          641           --
Issuance of common stock for payment of bonus ......          --           --           62         1          499           --
Issuance of warrants ...............................          --           --          626         6           (6)          --
Stock splits .......................................          --           --       15,662       157         (157)          --
                                                          ------    ---------       ------    ------    ---------    ---------
Balance, December 31, 1998 .........................          --           --       21,695    $  218    $  (5,869)   $   2,836

Stock splits and stock dividend ....................          --           --       14,663       147         (147)          --
Issue of warrants from $105M debt redeemed in 1998 .          --           --        2,347        23          (23)          --
Change in unrealized gain on marketable equity
   securities, net of tax effect ...................          --           --           --        --           --       (1,545)
Purchase and retirement of treasury stock ..........          --           --       (3,544)      (35)     (56,976)          --
Exercise of stock options and warrants .............          --           --          462         5          226           --
Other ..............................................          --           --           56        --          642           --
Conversion of Class A and Class B preferred stock to
   common stock ....................................          --           --        3,725        37       67,938           --
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...          --           --           --        --           --           --
Conversion of PIK notes, net .......................          --           --       17,245       172      211,319           --
Tax benefit from the exercise of stock options .....          --           --           --        --        2,786           --
Net income .........................................          --           --           --        --           --           --
                                                          ------    ---------       ------    ------    ---------    ---------
Balance, December 31, 1999 .........................          --    $      --       56,649    $  567    $ 219,896    $   1,291
                                                          ======    =========       ======    ======    =========    =========


                                                                                       Total
                                                                                      Share-
                                                           Retained     Deferred     holders'
                                                           earnings   compensation    equity
                                                           --------   ------------    ------
Balance, December 31, 1996 .........................      $  94,512           --    $ 108,779
   Net (loss) ......................................         (8,949)          --       (8,949)

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................             --           --          211
Purchase and retirement of common stock ............        (13,542)          --      (20,241)
Exchange of preferred stock for common stock .......        (22,062)          --       (1,129)
Purchase of common stock ...........................             --           --      (27,096)
Dividends on preferred stock .......................         (1,176)          --       (1,176)
Stock options exercised ............................             (5)          --          192
Issuance of common stock ...........................             --           --        6,047
Issuance of warrants ...............................             --           --        4,288
Exercise of warrants ...............................             --           --           --
Five-for-four stock split ..........................             --           --           --
                                                          ---------    ---------    ---------
Balance, December 31, 1997 .........................      $  48,778           --    $  60,926
   Net (loss) ......................................        (41,584)          --      (41,584)

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................             --           --          688
Purchase and retirement of common stock ............             --           --      (17,412)
Exchange of preferred stock for common stock .......             --           --           10
Stock options exercised ............................             --           --          610
Tax benefit of exercise of stock options ...........             --           --          641
Issuance of common stock for payment of bonus ......             --           --          500
Issuance of warrants ...............................             --           --           --
Stock splits .......................................             --           --           --
                                                          ---------    ---------    ---------
Balance, December 31, 1998 .........................      $   7,194    $      --    $   4,379

Stock splits and stock dividend ....................             --           --           --
Issue of warrants from $105M debt redeemed in 1998 .             --           --           --
Change in unrealized gain on marketable equity
   securities, net of tax effect ...................             --           --       (1,545)
Purchase and retirement of treasury stock ..........             --           --      (57,011)
Exercise of stock options and warrants .............             --           --          231
Other ..............................................             --           --          642
Conversion of Class A and Class B preferred stock to
   common stock ....................................             --      (67,951)          24
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...             --        1,973        1,973
Conversion of PIK notes, net .......................             --           --      211,491
Tax benefit from the exercise of stock options .....             --           --        2,786
Net income .........................................         10,220           --       10,220
                                                          ---------    ---------    ---------
Balance, December 31, 1999 .........................      $  17,414    $ (65,978)   $ 173,190
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

      Also in connection with the Merger, on October 21, 1997, Price and PCW entered into an Asset Purchase Agreement which provided for the sale by PCW of substantially all of the assets used in the operation of the non-wireline cellular telephone system serving the Georgia Rural Service Area ("Georgia-1"), including the FCC licenses to operate Georgia-1 (the "Georgia Sale"). The Georgia Sale was consummated on December 30, 1997 for $24.2 million. In January 1998, a portion of the proceeds from the Georgia Sale were used to retire a portion of the debt used to fund the Palmer acquisition. Accordingly, no gain or loss was recognized on the Georgia Sale.

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

      The Acquisition was also funded in part through a $44.0 million contribution from the Company (the "PCC Equity Contribution") which was in the form of cash and common stock of the Company. An additional amount of the purchase price for the Acquisition was raised out of the proceeds from the issuance and sale for $80.0 million of units consisting of $153.4 million principal amount of 13 1/2% Senior Secured Discount Notes due 2007 of Holdings (the "13 1/2% Holdings Notes") and warrants (the "Warrants") to purchase shares of Common Stock of the Company, par value $.01 per share (the "PCC Shares").

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

      As stated above, the Fort Myers and GA-1 markets were sold during the latter part of 1997. Had the transactions occurred on January 1, 1997, on a proforma basis, total revenue, loss before income taxes, net loss and basic and diluted loss per share would have been $161.5 million, $(52.0) million, $(44.0) million and $(1.43), respectively, for the year ended December 31, 1998.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. Operations

      The Company has majority ownership in corporations and partnerships which operate the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas ("MSA") in four states: Florida (one), Georgia (five), Alabama
(two), and South Carolina (one). The Company's ownership percentages in these entities range from approximately 92 percent to 100 percent. The Company owns directly and operates eight non-wireline cellular telephone systems in Rural Service Areas ("RSA") in Georgia (seven) and Alabama (one).

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

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments, including treasury bills, purchased with original maturities of three months or less to be cash equivalents.

      Available for Sale Securities

      At December 31, 1999 and 1998, substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities".

      Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as a separate component of shareholders' equity.

      Inventory

      Inventory consisting primarily of cellular telephones and telephone accessories is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

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

      Acquisitions and Licenses

      The cost of acquired companies is allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition. The excess of the total consideration over the amounts assigned to identifiable assets is recorded as goodwill. Licenses are amortized on a straight-line basis over a 40-year period.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

      Other Intangible Assets

      Other intangible assets consist principally of deferred financing costs. These costs are being amortized by the straight-line method over the lives of the related debt agreements, which range from 8 to 10 years.

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

      Comprehensive Income

      Comprehensive income is the total of net income (loss) and all other nonowner changes in a given period. Reclassification of prior year's financial statements is required. Other comprehensive income for the Company consists exclusively of unrealized gains of available for sale securities.

      Per Share Data

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

      Fair Market Value of Stock Options

      Current accounting principals permit a Company to either (1) record, as compensation expense, the fair market value, as defined, of stock options issued to employees or (2) if the Company elects to not record the fair market value of stock options granted as compensation expense, to disclose the pro forma impact on net income and earnings per share as if such compensation expense was recorded. The Company has elected to adopt the disclosure requirements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      Income Taxes

      The Company accounts for income taxes under the asset and liability method of SFAS 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      Fair Value of Financial Instruments

      Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

      For cash and cash equivalents, accounts receivable, receivables from other cellular carriers, accounts payable and accrued expenses, and virtually all current liabilities the carrying value approximates fair value due to the short-term nature of those instruments. Investment securities are recorded at fair value.

      Rates currently available for long-term debt with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value of long-term debt.

      Fair value estimates are made as of a specific point in time, based upon the relevant market information about the financial instruments. For financial instruments where no market exists for fair value, estimates are based on judgments regarding current conditions and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000, as amended by Statement of Financial Accounting Standards No. 137 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. Other Current Liabilities

      Other current liabilities consist of:

                                                             December 31,
                                                           ($ in thousands)
                                                           ----------------
                                                            1999      1998
                                                            ----      ----
      Accrued telecommunications expenses..............    $ 3,206   $ 1,861
      Accrued local taxes ..............................     2,231     1,368
      Miscellaneous accruals ...........................     9,777     8,939
                                                           -------   -------
                                                           $15,214   $12,168
                                                           =======   =======

6. Long-Term Debt

      Long-term debt consists of the following:

                                                                   December 31,
                                                                 ($ in thousands)
                                                                 ----------------
                                                               1999          1998
                                                               ----          ----
      11 3/4% Senior Subordinated Notes....................  $175,000(a)   $175,000(a)
      9 1/8% Senior Secured Notes .........................   525,000(b)    525,000(b)
      11 1/4% Senior Exchangeable Payable-in-Kind Notes ...        --       209,432(c)
                                                             --------      --------
      Long-term debt.......................................  $700,000      $909,432
                                                             ========      ========

      (a) In July 1997, PCW issued $175.0 million of 11 3/4% Senior Subordinated Notes ("11 3/4% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11 3/4% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The fair market value of these notes approximated $192.9 million as of December 31, 1999.

      (b) In October 1997, PCW entered into a credit agreement ("Credit Agreement") with a syndicate of banks, financial institutions and other "accredited investors" providing for loans of up to $525.0 million. The Credit Agreement included a $325.0 million term loan facility and a $200.0 million revolving credit facility. The proceeds from the issuance of Wireless' $525.0 million 9.125% Senior Secured Notes were used to repay the term loan.

            In August 1997, Holdings issued 153,400 units, consisting of notes and warrants to purchase approximately 2.6 million shares of the Company's $.01 par common stock (the "Warrants"), in exchange for $80.0 million. In August 1998, the notes were redeemed (see "c" below).

            The Company entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. All interest rate swap contracts were liquidated as of December 31, 1998. Included in the extraordinary item is approximately $3.7 million (net of taxes) of additional interest relating to the liquidation of these contracts.

            In June 1998, the PCW issued $525.0 million of 9.125% Senior Secured Notes due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9.125% notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. The net proceeds of the notes were used to retire the outstanding indebtedness under the credit facility. In addition, the unamortized deferred finance costs relating to the credit agreement were written off and accordingly, approximately $6.2 million is included as an extraordinary item in the Consolidated Statements of Operations and Comprehensive Income. The fair market value of these notes approximated $532.9 million as of December 31, 1999.

      (c) In August 1998, the Company redeemed all of Holdings outstanding 13 1/2% Senior Secured Discount Notes due 2007 (the "13 1/2% Notes"). The 13 1/2% Notes were redeemed at the redemption price per $1000 aggregate principal amount of $711.61. The accreted value of the 13 1/2% Notes approximated $91.0 million. In addition, the Company was required to pay a premium of 20% of the outstanding balance or approximately $18.2 million. Included as an extraordinary item in the Consolidated Statements of Operations and Comprehensive Income is the premium, the write off of unamortized finance costs and additional interest relating to the carve out for accounting purposes of the value of the warrant. The total of these items approximated $24.5 million ($15.4 million after tax benefit).

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      The Company financed the redemption out of the proceeds of a new $200.0 million Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind Notes ("the Payable-in-Kind Notes") due 2008. In the event the daily high price of the Company's shares equals or exceeds 115.0% of the Exchange Price for 10 out of 15 consecutive trading days, each outstanding note will be mandatorily exchanged on the fifth trading day immediately succeeding such 10th trading day (unless the Company elects on or prior to the second trading day immediately succeeding such 10th trading day to permanently terminate this mandatory provision) for shares of the Company's par value $.01 common stock. In June 1999, the Company allowed the conversion of the outstanding indebtedness including accrued interest. The Company issued 18.1 million shares of its common stock in exchange for PCH's Notes which included $20.7 million of accrued interest to the date of conversion.

      The aggregate maturities of long-term debt are as follows:

         December 31,

         2000 to 2004................................         $      --
         Thereafter..................................           700,000
                                                              ---------
                                                              $ 700,000
                                                              =========

7. Extraordinary Item

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

8. Income Taxes

      Provision (benefit) for income taxes consists of the following:

                                              Year Ended December 31,
                                                 ($ in thousands)
                                                 ----------------
                                             1999       1998       1997
                                             ----       ----       ----
      Current:
          Federal .......................   $ 8,868    $   364    $(2,406)
          State and local ...............       782         58       (432)
                                            -------    -------    -------
                                              9,650        422     (2,838)
                                            -------    -------    -------

      Deferred:
          Federal .......................    (3,352)    (7,713)    (2,090)
          State and local ...............      (296)    (1,232)      (415)
                                            -------    -------    -------
                                             (3,648)    (8,945)    (2,505)
      Adjustment to valuation reserve ...        --         --       (166)
                                            -------    -------    -------
      Tax provision (benefit) ...........   $ 6,002    $(8,523)   $(5,509)
                                            =======    =======    =======

      For the years ended December 31, 1999, 1998 and 1997, the provision for income taxes differs from the amount computed by applying the federal income tax rate (34%) because of the following items:

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                      Year Ended December 31,
                                                         ($ in thousands)
                                                    1999       1998       1997
                                                    ----       ----       ----
Tax at federal income tax rates ................   $ 5,678   $(7,836)   $(4,916)
State taxes, net of federal income tax benefit .       324      (648)      (551)
Non deductible interest expense ................                 234        155
Reversal of valuation reserve ..................                  --       (166)
Other ..........................................        --      (273)       (31)
                                                   -------   -------    -------
                                                   $ 6,002   $ 8,523)   $(5,509)
                                                   =======   =======    =======

      Deferred tax assets and liabilities and the principal temporary differences from which they arise are as follows:

                                                                December 31,
                                                              ($ in thousands)
                                                              1999       1998
                                                              ----       ----
Deferred tax assets:
    Allowance for doubtful accounts ....................    $    741   $    591
    Inventory reserve ..................................         133        133
    Non-deductible accruals ............................         107      4,149
    Reserve on long-term investments ...................         185         --
                                                            --------   --------
      Total deferred tax assets ........................       1,166      4,873
                                                            --------   --------
Deferred tax liabilities:
Accumulated depreciation ...............................      15,827     12,808
Licenses ...............................................     276,654    281,052
Unrealized gain on marketable equity securities ........         758      1,655
                                                            --------   --------
      Total deferred tax liabilities ...................     293,239    295,515
                                                            --------   --------
Net deferred tax liabilities ...........................    $292,073   $290,642
                                                            ========   ========

      The net operating loss carryforwards applicable to the operations of the Company and its subsidiaries totaled approximately $49.4 million at December 31, 1999 and expire in amounts ranging from approximately $711,000 to $35.6 million through 2018. For these carryforwards, utilization is limited to the subsidiary that generated the carryforwards, unless the Company utilizes alternative tax planning strategies.

9. Other Income (Expense)

      Other income (expense) consists of the following:

                                                      Year Ended December 31,
                                                         ($ in thousands)
                                                     1999      1998       1997
                                                     ----      ----       ----
Loss on write-down of long-term investments and
    notes receivable ...........................   $    --   $    --    $(1,400)
Realized gain on marketable securities, net ....    12,651    15,767        609
Other, net .....................................      (400)     (488)     2,191
                                                   -------   -------    -------
                                                   $12,251   $15,279    $ 1,400
                                                   =======   =======    =======

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10. Shareholders' Equity

      In October 1994, the Company declared a dividend distribution of one Common Share Purchase Right (a "Right") for each outstanding share of the Company's common stock. Until exercisable, the Rights will not be transferable apart from the common stock. When exercisable, each Right will entitle its holder to buy one share of the Company's common stock at an exercise price of $3.51 until October 17, 2004. The Rights will become exercisable only if a person or group acquires 20 percent of more of the Company's common stock. In the event the Company is acquired in a merger, each Right entitles the holder to purchase common stock of the surviving company having a market value of twice the exercise price of the Rights. The Rights may be redeemed by the Company at a nominal price prior to the acquisition of 20 percent of the outstanding shares of the Company's common stock.

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

                      Holders of                                         Number
Date Authorized       Record Date        Type                          of Shares
---------------       -----------        ----                          ---------

December 4, 1997    December 10, 1997   5 for 4                        1,400,000
April 1, 1998       March 19, 1998      5 for 4                        1,815,000
April 30, 1998      April 17, 1998      5 for 4                        2,279,000
August 31, 1998     August 17, 1998     2 for 1                       11,561,000
January 4, 1999     January 12, 1999    5 for 4                        5,421,000
April 14, 1999      April 21, 1999      5 for 4                        6,688,000
August 5, 1999      August 12, 1999     5% stock dividend              2,560,000

      In March 1995, the Company's Board of Directors authorized the repurchase by the Company of up to 1.3 million shares of its common stock. In February 1997, an additional 24 million shares were authorized for repurchase. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. Approximately 2.5 million shares were purchased and retired in 1997. During 1998 the Company's Board of Directors authorized the repurchase of an additional 3.3 million shares of its common stock. During 1998, approximately 2.1 million shares were repurchased at an average cost of $8.48 per share. During 1999, an additional
3.5 million shares were repurchased at an average cost of $16.10 per share.

      In June 1997, the Company entered into a transaction with NatWest Capital Markets Limited ("NatWest"), whereby the Company issued to NatWest 1,129 units (the "PIK Units") of PIK Preferred Stock and warrants ("PIK Warrants") in exchange for 2.3 million shares of common stock held by NatWest. On October 6, 1997, the Company repurchased the PIK Units.

      In August 1997, in connection with the issuance, by a subsidiary of the Company, of the 13 1/2% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share. The Warrants expire on August 1, 2007. As of December 31, 1999, approximately 37,500 warrants remain unexercised which are convertible into approximately 241,000 shares of the Company's common stock.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      All current and prior year earnings (loss) per common share as well as all other share data have been adjusted to reflect all stock splits and the stock dividend.

      In June 1999, the Company allowed the conversion of the outstanding indebtedness of its wholly-owned subsidiary Price Communications Cellular Holding, Inc. ("PCH"). According to the indenture, in the event the daily high price of the Company's common stock equaled or exceeded 115% of the Exchange Price for 10 out of 15 consecutive trading days, the Company could convert PCH's $200 million plus accrued interest, 11 1/4% Senior Exchangeable Payable-in-Kind Notes. The terms of the indenture were met and the Company issued 18.1 million shares of its common stock in exchange for PCH's Notes which included $20.7 million of accrued interest to the date of conversion.

11. Redeemable Preferred Stock

      During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company's Series A Preferred Stock, and 364,000 shares of the Company's Series B Preferred Stock to the Company's Chief Executive Officer, Mr. Price. In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have the Series B Preferred Stock redeemed by the Company. Mr. Price, pursuant to the terms of the Series B Preferred Stock, would have received a cash payment of $5.0 million in respect of the redemption. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue 1.3 million shares of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The value of the Company's common stock received by Mr. Price on the date of conversion approximated $5.0 million. The common stock vests over a ten-year period or immediately upon a change of control or other events. Accordingly, included in the Consolidated Statements of Operations for the year ended December 31, 1999 is a charge for $625,000 representing such non-cash compensation expense.

      In June and August 1999, Mr. Price notified the Company that he was considering the exercise of his right to have the Series A Preferred Stock redeemed by the Company. Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have received cash payments totaling $63.0 million in respect of such redemptions. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 3.7 million shares of its $.01 par value common stock to Mr. Price in exchange for approximately 728,000 shares of Series A Preferred Stock. The value of the Company's common stock received by Mr. Price on the two respective dates of conversion approximated $63.0 million. The common stock vests over a twenty year period or immediately upon a change of control or other events. Accordingly, included in the Consolidated Statement of Operations for the year ended December 31, 1999 is $1.3 million representing seven month's compensation expense for the first redemption and four month's compensation expense for the second redemption.

      Included as an offset to shareholders' equity is the remaining unamortized unearned compensation related to the conversions of the Class B and Class A Preferred Stock.

      As of December 31, 1998, the Series A Preferred Stock was shown outside of the Shareholders' Equity as the redemption of this issue was outside the control of the Company.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12. Stock Option Plan

      The Company has a long-term incentive plan (the "1992 Long-Term Incentive Plan"), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long-Term Incentive Plan is 8,010,864. The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years.

      In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% in all years; risk free interest rate of 6.5% and 5.7%, in 1999, 5.7% in 1998, and 5.85% in 1997, respectively; and an expected life of 7 years for all years. Expected volatility was assumed to be 49.0%, 67.4%, and 56.8% in 1999, 1998 and 1997, respectively.

      A summary of plan transactions is presented in the table below:

                                                               Weighted        Weighted
                                               Number of        Average        Average
                                                Shares       Exercise Price   Fair Value
      Outstanding at December 31, 1996 ....    4,516,526        $ 0.77
          Granted .........................    5,101,319        $ 1.55         $ 0.77
          Exercised .......................   (4,234,544)       $ 0.49
                                              ----------
      Outstanding at December 31, 1997 ....    5,383,301        $ 1.51
          Granted .........................       88,594        $ 3.96         $ 2.76
          Exercised .......................     (488,140)       $ 1.25
          Canceled ........................   (3,306,882)       $ 1.52
                                              ----------
      Outstanding at December 31, 1998 ....    1,676,874        $ 1.68
          Granted .........................      249,115        $10.34         $ 6.15
          Exercised .......................     (784,542)       $ 1.62
          Canceled ........................     (500,971)       $ 2.13
                                              ----------
      Outstanding at December 31, 1999 ....      640,476        $ 4.96

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                       Weighted                    Weighted
                                                         Number         Average       Number        Average
                                                       Outstanding     Remaining    Exercisable    Exercise
     Exercise Price                                    at 12/31/99       Life       at 12/31/99      Price
     --------------                                    -----------       ----       -----------      -----
     $  1.64.........................................     333,086      8 years        333,086      $  1.64
     $  3.96.........................................      88,594      8 years         88,594      $  3.96
     $  8.02.........................................      98,439      8 years             --      $  8.02
     $  9.05.........................................      42,657      9 years             --      $  9.05
     $ 13.90.........................................      56,700      9 years             --      $ 13.90
     $ 15.20.........................................      21,000      9 years         21,000      $ 15.20

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized. Had the fair value method of accounting been applied, the tax-effected impact would be as follows:

                                                              ($ in thousands)
                                                         1999       1998       1997
                                                         ----       ----       ----
      Net income (loss), as reported ...............   $10,220   $(41,584)   $(8,949)
      Estimated fair value of the Year's net
         option grants, net of forfeitures and taxes       861        (12)       372
      Proforma net (loss) income ...................   $ 9,359   $(41,572)   $(9,321)
      Porforma basic (loss) earnings per share .....   $   .20   $  (1.14)   $  (.23)
      Porforma diluted (loss) earnings per share ...   $   .20   $  (1.14)   $  (.23)

13. Commitments and Contingencies

      The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

      The Company has an employment agreement with its President covering base salary and incentive compensation. The agreement has a term of three years expiring in October 2000, at a base salary of $300,000 subject to adjustment, and can be extended for periods of three years at the Company's option. Cash performance bonuses and stock option awards are determined solely at the discretion of the Board of Directors and the Stock Option Committee, respectively.

      The Company and its subsidiaries lease a variety of assets used in their operations, including office space. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 1999 and in the aggregate.

     Year ending December 31,:                                  ($ in thousands)

      2000 ..........................................               $3,880
      2001 ..........................................                3,244
      2002 ..........................................                2,726
      2003 ..........................................                2,002
      2004 ..........................................                  834
      Thereafter ....................................                1,150

      Rental expense, net of sublease income, for operating leases was approximately $3.5 million, $3.2 million and $4.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

14. Supplemental Cash Flow Information

      The following is supplemental disclosure cash flow information for the years ended December 31, 1999, 1998 and 1997.

                                                 ($ in thousands)
                                         1999         1998          1997
                                         ----         ----          ----
      Cash paid for:
      Income taxes .............       $   280       $   780       $   136
      Interest .................       $68,469       $81,379       $25,150

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

15. Selected Quarterly Financial Data (Unaudited):

                                                   ($ in thousands Except Per Share Amounts)
                                             First      Second      Third      Fourth
                                            Quarter     Quarter    Quarter     Quarter       Total
                                            -------     -------    -------     -------       -----
      Year Ended December 31, 1998
            Total revenue ..............   $ 43,275    $ 48,918    $ 51,920    $ 53,216    $ 197,329
            Operating income ...........      6,670      10,825      11,151      12,133       40,779
            Net income (loss) ..........     (6,845)     (7,164)    (18,858)     (8,076)     (40,943)
            Net income (loss) per share:
                 Basic and diluted .....      (0.25)      (0.26)      (0.66)      (0.29)       (1.47)

      Year Ended December 31, 1999
            Total revenue ..............   $ 56,591    $ 64,609    $ 65,142    $ 66,010    $ 252,352
            Operating income ...........     16,041      22,102      20,963      19,421       78,527
            Net income (loss) ..........     (3,307)        734       3,798       8,995       10,220
            Net income (loss) per share:
                 Basic .................      (0.10)       0.02        0.07        0.16         0.22
            Net income (loss) per share:
                 Diluted ...............      (0.10)       0.02        0.07        0.16         0.22

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

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements referred to above is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements referred to above. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


                                                     /s/ ARTHUR ANDERSEN LLP

New York, New York
March 17, 1998

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                 For the nine
                                                                 months ended
                                                              September 30, 1997
Revenue:
     Service .................................................   $    134,123
     Equipment sales and installation ........................          7,613
                                                                 ------------
          Total revenue ......................................        141,736
Operating expenses:
     Engineering, technical and other direct .................         23,301
     Cost of equipment .......................................         16,112
     Selling, general and administrative .....................         41,014
     Depreciation and amortization ...........................         25,498
                                                                 ------------
          Total operating expenses ...........................        105,925
                                                                 ------------
          Operating income ...................................         35,811
                                                                 ------------
Other income (expense):
     Interest income .........................................             30
     Interest expense ........................................        (24,497)
                                                                 ------------
          Interest expense, net ..............................        (24,467)
     Other (expense) income, net .............................            208
                                                                 ------------
          Total other expense ................................        (24,259)
                                                                 ------------
     Income before minority interest share of income and
        Income taxes .........................................         11,552
Minority interest share of income ............................          1,310
                                                                 ------------
     Income before income tax expense ........................         10,242
Income tax expense ...........................................          4,153
                                                                 ------------
Net income ...................................................   $      6,089
                                                                 ============
Earnings per share:
     Basic earnings per share ................................   $       0.22
                                                                 ============
     Weighted average # shares outstanding ...................     27,826,000
                                                                 ============
     Diluted earnings per share ..............................   $       0.22
                                                                 ============
     Weighted average # shares outstanding ...................     27,826,000
                                                                 ============

          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in thousands)

                                         Common Stock                   Common Stock           Additional
                                            Class A                       Class B               Paid-in        Retained
                                     Shares         Amount         Shares          Amount       Capital        Earnings
                                     ------         ------         ------          ------       -------        --------
Balances at December 31, 1996      11,119,681            111     17,293,578            173        166,975          6,535
Exercise of stock options ....         70,000              1             --             --            998             --
Net income ...................             --             --             --             --             --          6,089
Balances at September 30, 1997     11,189,681     $      112     17,293,578     $      173     $  167,973     $   12,624
                                   ==========     ==========     ==========     ==========     ==========     ==========

                                                                                       Treasury Stock             Total
                                                                                       --------------
                                                                                                              Stockholders'
                                                                                    Shares        Amount          Equity
                                                                                    ------        ------          ------
Balances at December 31, 1996 .......                                              600,000         (8,864)       164,930
Exercise of stock options ...........                                                   --             --            999
Net income ..........................                                                   --             --          6,089
                                                                                  --------       --------       --------
Balances at September 30, 1997 ......                                              600,000       $ (8,864)      $172,018


          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                      For the nine
                                                                      months ended
                                                                   September 30, 1997
Cash flows from operating activities:
     Net income ..................................................     $  6,089
                                                                       --------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ............................       25,498
        Minority interest share of income ........................        1,310
        Deferred income taxes ....................................        3,939
        Payment of deferred interest .............................       (1,514)
        Changes in current assets and liabilities:
        Decrease in trade accounts receivable ....................          473
        Decrease in inventory ....................................        2,800
        Decrease in accounts payable .............................       (1,390)
        Decrease in accrued interest payable .....................         (374)
        Increase in accrued salaries and employee benefits .......          251
        Increase in other accrued liabilities ....................        2,049
        Increase in deferred revenue .............................            4
        Decrease in customer deposits ............................          (94)
        Other ....................................................         (250)
                                                                       --------
          Total adjustments ......................................       32,702
                                                                       --------
               Net cash provided by operating activities .........       38,791
                                                                       --------
Cash flows from investing activities:
     Capital expenditures ........................................      (40,757)
     Increase in other intangible assets and other assets ........         (778)
     Proceeds from sales of property and equipment ...............          201
     Purchase of cellular systems ................................      (31,469)
     Purchases of minority interests .............................         (956)
                                                                       --------
               Net cash used in investing activities .............      (73,759)
                                                                       --------
Cash flows from financing activities:
     Decrease in short term notes payable ........................       (1,366)
     Repayment of long-term debt .................................       (3,782)
     Proceeds from long-term debt ................................       41,000
     Proceeds from stock options exercised .......................          999
                                                                       --------
               Net cash provided by financing activities .........       36,851
                                                                       --------
               Net increase (decrease) in cash and cash
                  equivalents ....................................        1,883
Cash and cash equivalents at the beginning of period .............        1,698
                                                                       --------
Cash and cash equivalents at the end of period ...................     $  3,581
                                                                       ========

          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

       Supplemental Schedule of Noncash Investing and Financing Activities

      Acquisitions of non-wireline cellular telephone systems in 1997:

                                                         For the nine
                                                         months ended
                                                      September 30, 1997
                                                      ------------------

Cash payment .........................................      $31,469
                                                            =======
Allocated to:
     Fixed assets ....................................      $ 3,197
     Licenses and goodwill ...........................       27,738
     Current assets and liabilities, net .............          534
                                                            -------
                                                            $31,469
                                                            -------

                                Supplemental disclosure of cash flow information

                                                        For the nine
                                                        months ended
                                                      September 30, 1997
                                                      ------------------

Income taxes paid (received), net ....................     $   (736)
                                                           ========
Interest paid ........................................     $ 25,102
                                                           ========

          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)

(1) Summary of Significant Accounting Policies

Organization and Acquisition

      Basis of Presentation

      The consolidated financial statements reflect the historical cost of assets and liabilities and results of operations of Palmer Wireless, Inc. and Subsidiaries ("Palmer"). On October 6, 1997, Palmer was merged into Price Communications Wireless, Inc., an indirect wholly-owned subsidiary of Price Communications Corporation ("PCC").

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

Cash and Cash Equivalents

      For purposes of the statements of cash flows, Palmer considers cash and repurchase agreements with a maturity of three months or less to be cash equivalents.

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

      The activity in Palmer's allowance for doubtful accounts for the nine months ended September 30, 1997 consisted of the following:

                                                 Balance at     Charged    Allowance at    Deductions,
                                                 beginning        to         dates of        net of      Balance at
                                                 of period     expenses    acquisitions    recoveries   end of period
                                                 ---------     --------    ------------    ----------   -------------
Nine months ended September 30, 1997 .........    $ 1,791       $ 3,614       $   147       $(4,212)       $ 1,340
                                                  =======       =======       =======       =======        =======

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

(4) Income Taxes

      Components of income tax expense consist of the following:

      Period ended September 30, 1997:             Federal      State     Total
                                                   -------      -----     -----
      Current....................................  $    --      $ 214    $   214
      Deferred...................................    3,553        386      3,939
                                                   -------      -----    -------
                                                   $ 3,553      $ 600    $ 4,153
                                                   =======      =====    =======

      The consolidated effective tax rate differs from the statutory United States federal tax rate for the following reasons and by the following percentages:

                                                                 Nine Months
                                                                    Ended
                                                              September 30, 1997
      Statutory United States federal tax rate ..............        34.0%
      State taxes ...........................................         6.0
      Other .................................................         1.0

      Consolidated effective tax rate .......................        41.0%
                                                                     ====

      In 1997, Palmer recorded additional deferred tax liability and a corresponding increase in licenses for timing differences attributable to pre-1997 acquisitions.

(5) Common Stock and Stock Plans

      During 1994, Palmer amended its certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 91,000,000 and to provide for Class A Common and Class B Common Stock. The Class A Common Stock has one vote per share. The Class B Common Stock, which may be owned only by PCI or certain successors of PCI and of which no shares may be issued subsequent to the Offering, has five votes per share, provided, however, that, so long as any Class A Common Stock is issued and outstanding, at no time will the total outstanding Class B Common Stock have the right to cast votes having more than 75 percent of the total voting power of the common stock in the aggregate. Shares of Class B Common Stock shall be converted into Class A Common Stock on a share-for share basis: (i) at any time at the option of the holder;
(ii) immediately upon the transfer of shares of Class B Common Stock to any holder other than a successor of PCI; (iii) immediately if the shares of Class B Common Stock held by PCI or its successors constitute 33 percent or less of the outstanding shares of Palmer; (iv) at the end of 20 years from original issuance of those shares of Class B Common Stock or (v) if more than 50 percent of the equity interests in PCI become beneficially owned by persons other than: (i) beneficial owners of PCI as of

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

December 29, 1994 ("Current PCI Beneficial Owners"); (ii) affiliates of Current PCI Beneficial Owners; (iii) heirs or devisees of any individual Current PCI Beneficial Owners, successors of any corporation or partnership which is a Current PCI Beneficial Owner and beneficiaries of any trust which is a Current PCI Beneficial Owner and (iv) any relative, spouse or relative of a spouse of any Current PCI Beneficial Owner.

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

      Palmer applies APB Opinion No. 25 in accounting for its Stock Option Plan and Director's Stock Option Plan ("the Plans") and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Palmer determined compensation cost based on the net income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                Nine Months
                                                             September 30, 1997
                                                             ------------------
      Net income-as reported .........................           $   6,089
      Net (loss) income-pro forma ....................           $   4,753
      Basic Earnings Per Share .......................           $     .17
      Diluted Earnings Per Share .....................           $     .17

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions as follows: dividend yield of 0.0%; expected volatility of 101%; risk-free interest rate of 5.5%; and expected lives of five years.

      Stock option activity during the periods indicated is as follows:

                                                          ($'s not in thousands)
                                                 Number      Weighted Average
                                               Of Shares      Exercise Price
                                               ---------      --------------
      Balance December 31, 1996 ............     738,334         14.54
           Exercised .......................     (70,000)        14.25
                                                 -------
      Balance September 30, 1997 ...........     668,334         14.60
                                                 =======

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

      Concurrently with the Offering and the Exchange, Palmer and PCI entered into both a transitional management and administrative services agreement and a computer services agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees from these arrangements amounted to a total of $88 for the nine months ended September 30, 1997, and is included as a reduction of selling, general and administrative expenses.

      Concurrently with the Offering and the Exchange, Palmer and PCI entered into a tax consulting agreement that extended each December 31 for additional one-year periods unless and until either party notified the other. The fees for tax consulting services amounted to a total of $97 for the nine months ended September 30, 1997, and is included in selling, general and administrative expenses.

      PCI has a 401(k) plan with a noncontributory retirement feature and a matching provision for employees who meet length of service and other requirements. Palmer participated in this plan and was allocated 401(k) retirement and matching expense of $544 for the nine months ended September 30, 1997.

(7) Commitments and Contingencies

Leases

      Palmer occupies certain buildings and uses certain tower sites, cell sites and equipment under noncancelable operating leases which expire through 2013.

      The operating leases for a building and certain tower sites and cell sites are with related parties.

      Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                                                Related parties     Others
                                                ---------------     ------
      1997 .................................        $   285        $ 3,429
      1998 .................................            285          2,899
      1999 .................................             52          2,507
      2000 .................................             14          2,011
      2001 .................................             --          1,348
      Later years through 2014 .............             --          4,522
                                                    -------        -------
                                                    $   636        $16,716
                                                    =======        =======

      Rental expense was $3,123 for the nine months ended September 30, 1997.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

Contingencies

      Palmer is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Palmer's consolidated financial statements.

(8) Selected Quarterly Financial Data (Unaudited)

                                                        First         Second          Third
      Nine Months Ended September 30, 1997             Quarter        Quarter        Quarter
      ------------------------------------             -------        -------        -------
      Total Revenue ...............................    $44,683        $48,545        $48,508
                                                       =======        =======        =======
      Operating Income ............................    $ 9,805        $13,022        $12,984
                                                       =======        =======        =======
      Net Income ..................................    $ 1,177        $ 2,523        $ 2,389
                                                       =======        =======        =======

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                                ($ in thousands)

                                                            1999         1998
                                                            ----         ----
ASSETS:
Cash and cash equivalents ...........................     $ 51,004     $ 16,781
Available for sale securities .......................        2,056        5,608
Prepaid expenses and other current assets ...........           12          219
                                                          --------     --------
     Total current assets ...........................       53,072       22,608
Investments in and receivables from subsidiaries* ...      123,596      (10,880)
Property and equipment ..............................           11           67
Other Assets ........................................       12,485        1,243
                                                          --------     --------
                                                          $189,164     $ 13,038
                                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses ...............     $    827     $    600
Other current liabilities ...........................       15,147        8,034
                                                          --------     --------
     Total current liabilities ......................       15,974        8,634
Redeemable preferred stock ..........................           --           25
Shareholders' equity ................................      173,190        4,379
                                                          --------     --------
                                                          $189,164     $ 13,038
                                                          ========     ========

*Eliminated in consolidation

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                           Year Ended December 31,
                                                                       1999          1998          1997
                                                                       ----          ----          ----
Corporate expenses ............................................     $ (4,493)     $ (4,191)     $ (3,946)
Non-cash compensation .........................................       (1,973)           --            --
Other income (expense) ........................................         (494)         (361)          908
Interest income ...............................................        1,563           759         2,183
Interest expense ..............................................          (19)         (175)          (48)
Depreciation and amortization .................................          (56)          (56)          (52)
Realized gain on marketable securities ........................       12,651        15,659           478
Income (loss) of unconsolidated subsidiaries ..................        5,697       (47,194)       (8,852)
                                                                    --------      --------      --------
     Income (loss) before income taxes ........................       12,876       (35,559)       (9,329)
Income tax (expense) benefit ..................................       (2,656)       (6,025)          380
                                                                    --------      --------      --------
     Net income (loss) ........................................       10,220       (41,584)       (8,949)
                                                                    --------      --------      --------
Other comprehensive income, net of tax:
     Unrealized gains (losses) on available for sale securities        1,291         2,836           211
     Reclassification adjustment ..............................       (2,832)       (2,148)           --
                                                                    --------      --------      --------
Comprehensive income (loss) ...................................     $  8,679      $(40,896)     $ (8,738)
                                                                    ========      ========      ========
Per share data:
     Basic earnings (loss) per share ..........................     $    .22      $  (1.49)     $   (.29)
     Diluted earnings (loss) per share ........................     $    .22      $  (1.49)     $   (.29)

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                        1999          1998           1997
                                                                        ----          ----           ----
Cash flows from operating activities:
     Net income (loss) ..........................................     $ 10,220      $(41,584)     $ (8,949)
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
     Depreciation and amortization ..............................           56            56            52
     (Income) loss of unconsolidated subsidiaries ...............       (5,697)       47,194         8,852
     Non-cash compensation ......................................        1,973            --            --
     Decrease (increase) in prepaid expenses and other assets ...          207         3,169        (3,281)
     Increase (decrease) in accounts payable and accrued expenses          327         4,600        (1,338)
     Increase (decrease) in other liabilities ...................        7,940         2,659          (790)
     (Gain) loss on sale of securities, net .....................      (12,651)      (15,659)          791
     Recovery on note receivable ................................           --            --           250
                                                                      --------      --------      --------
         Total adjustments ......................................       (7,845)       42,019         4,536
                                                                      --------      --------      --------
         Net cash provided by (used in) operating activities ....        2,375           435        (4,413)
                                                                      --------      --------      --------
Cash flows from investing activities:
     Purchase of Palmer Wireless ................................                         --       (44,015)
     Sale of available for sale securities ......................       21,435        44,487         8,097
     Purchase of available for sale securities ..................       (7,718)      (10,401)       (2,010)
     Purchase of investment in other cellular operations ........      (11,810)           --            --
     Capital expenditures and other .............................                         --          (387)
     Advances to subsidiaries ...................................          178        (2,463)          (25)
                                                                      --------      --------      --------
         Net cash provided by (used in) investing activities ....        2,085        31,623       (38,340)
                                                                      --------      --------      --------
Cash flows from financing activities:
     Issuance of preferred stock ................................                         --            35
     Payment of PIK Preferred Stock dividend ....................                         --        (1,176)
     Issuance and exercise of warrants ..........................                         --         4,288
     Issuance of common stock ...................................                         --         6,047
     Cash transferred from PCH including cash used by PCC during
         the year ...............................................       86,589
     Repurchase of paid in kind preferred stock .................                         --       (28,225)
     Purchase of common stock ...................................      (57,056)      (17,412)      (20,241)
     Proceeds from exercise of stock options and warrants .......          230           610           193
                                                                      --------      --------      --------
         Net cash used in financing activities ..................       29,763       (16,802)      (39,079)
                                                                      --------      --------      --------
Net (decrease) increase in cash and cash equivalents ............       34,223        15,256       (81,832)
Cash and cash equivalents at beginning of year ..................       16,781         1,525        83,357
                                                                      ========      ========      ========
Cash and cash equivalents at end of year ........................     $ 51,004      $ 16,781      $  1,525
                                                                      ========      ========      ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Income taxes, net of refunds ...........................     $     --      $     --      $    872
                                                                      ========      ========      ========
         Interest ...............................................     $     --      $     --      $     48
                                                                      ========      ========      ========

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

2. Acquisition

      In May 1997, the Company, through a wholly-owned indirect subsidiary, entered into an agreement to acquire Palmer Wireless, Inc. The transaction was consummated on October 6, 1997. See Note 1 of Notes to Consolidated Financial Statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ in thousands)

                                                                                      Allowance
                                                         Balance at    Additions      at Dates                           Balance
Description                                              Beginning    Charged to   of Acquisitions     Deductions         at End
                                                         of Period     Expenses     (Dispositions)  Net of Recoveries   of Period
                                                         ---------     --------     --------------  -----------------   ---------
For the year ended December 31, 1999:
     Allowance for doubtful accounts ................     $ 1,596      $ 6,303              --          $(5,896)        $ 2,003
For the year ended December 31, 1998:
     Allowance for doubtful accounts ................     $   818      $ 7,159              --          $(6,381)        $ 1,596
For the year ended December 31, 1997:
     Allowance for doubtful accounts ................     $   474      $ 1,202         $ 1,134          $(1,992)        $   818


                                   SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRICE COMMUNICATIONS CORPORATION


                                                By:      /s/ ROBERT PRICE
                                                   -----------------------------
                                                             Robert Price,
                                                              President

Dated: March 6, 2000

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

             Signature                       Title                       Date
             ---------                       -----                       ----


BY:     /s/ ROBERT PRICE            Director and President         March 6, 2000
   -----------------------------    (Principal Executive Officer)
            Robert Price


By:    /s/ GEORGE H. CADGENE        Director                       March 6, 2000
    ----------------------------
           George H. Cadgene


BY:   /s/ ROBERT F. ELLSWORTH       Director                       March 6, 2000
   -----------------------------
          Robert F. Ellsworth


BY:   /s/ KIM I. PRESSMAN           Executive Vice President       March 6, 2000
   -----------------------------    And Principal Financial
          Kim I. Pressman           and Accounting Officer

                                  EXHIBIT INDEX

Exhibit                            Description
No.
---

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

      3.7 Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of the State of New York on July 26, 1999

      4.1 Indenture to 11 3/4% Senior Subordinated Notes due 2007 between Wireless and Bank of Montreal Trust Company, as Trustee (including form of Note), incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36254)

      4.2 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form of Note, form of Guarantee and form of Security Agreement) incorporated by reference to Registration Statement on Form S-4 of Wireless (333-64773)

      10.1 The Registrant's 1992 Long Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Registrant's Form 10-K for the year ended December 31, 1992

      10.2 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form on Note and Guarantee) incorporated by reference to registration Statement on Form S-4 of Wireless (333-64773)

      10.3 Indenture to 11 3/4% Senior Subordinated Notes due 2007 between Wireless and Bank of Montreal Trust Company, as Trustee (including form of Note), incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36254)

      10.4 Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to
            Exhibit 4 to Registrant's Form 8-K filed to report an event on October 6, 1994

      10.5 Amendment dated January 12, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by referenced to Exhibit 4 to Registrant's Form 8-K filed to report an event on January 12, 1995

                                  EXHIBIT INDEX

Exhibit                            Description
No.
---

      10.6 Amendment dated April 7, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

      10.7 Amendment dated June 19, 1997 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

      10.8 Amendment dated June 11, 1998 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

      23.1  Consent of Public Accountants