Form 10-K/A
period 1999-12-31
PRICE COMMUNICATIONS CORP
filed 2000-04-24
CIK 355787

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10 K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------
(Mark One)

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
                            SECTION 12(B) OF THE ACT:

                                                                                      NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                                              ON WHICH REGISTERED
                      -------------------                                             ---------------------
             Common Stock, par value $.01 per share                                  New York Stock Exchange
                                                                                      Boston Stock Exchange
                                                                                     Chicago Stock Exchange
                                                                                     Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

                   AGGREGATE MARKET VALUE OF THE VOTING STOCK
                      HELD BY NONAFFILIATES OF THE COMPANY

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

                                                                      MSA       ESTIMATED
SERVICE AREA                                                         RANK     POPULATION(1)    PERCENTAGE          NET POPS
------------                                                         ----     -------------    ----------          --------
Albany, GA........................................................    270        117,984          100.0%            117,984
Augusta, GA.......................................................    105        440,864          100.0             440,864
Columbus, GA......................................................    165        250,845           99.1             248,587
Macon, GA.........................................................    139        318,227           99.6             316,954
Savannah, GA......................................................    152        288,736           98.5             284,405
Georgia-6 RSA.....................................................     --        203,899           99.5             202,880
Georgia-7 RSA.....................................................     --        135,121          100.0             135,121
Georgia-8 RSA.....................................................     --        157,912          100.0             157,912
Georgia-9 RSA.....................................................     --        118,111          100.0             118,111
Georgia-10 RSA....................................................     --        151,827          100.0             151,827
Georgia-12 RSA....................................................     --        215,935          100.0             215,935
Georgia-13 RSA....................................................     --        148,361          100.0             148,361
Dothan, AL........................................................    252        133,618           95.0             126,937
Montgomery, AL....................................................    138        320,687           94.6             303,370
Alabama-8, RSA....................................................     --        173,677          100.0             173,677
                                                                               ---------                          ---------
     Subtotal.....................................................             3,175,804                          3,142,925
                                                                               ---------                          ---------
Panama City, FL...................................................    230        149,953           92.0             137,957
                                                                               ---------                          ---------
     Total........................................................             3,325,757                          3,280,882
                                                                               ---------                          ---------

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

                                                                      COMPANY                         PREDECESSOR
                                                        -------------------------------------   -------------------------
                                                                            YEAR  ENDED DECEMBER 31,
                                                                            ------------------------
                                                            1999         1998        1997(6)       1996          1995
                                                            ----         ----        -------       ----          ----
Subscribers at end of period (1).....................      453,984       381,977      309,606      243,204      187,870
Penetration at end of period (2).....................       13.65%        11.57%        9.40%        7.73%        6.61%
Cost to add a gross subscriber (3)...................   $      199    $      214   $      220   $      216   $      183
Average monthly churn (4)............................        1.95%         1.91%        1.88%        1.89%        1.51%

                                                                      COMPANY                         PREDECESSOR
                                                        -------------------------------------   -------------------------
                                                                            YEAR  ENDED DECEMBER 31,
                                                                            ------------------------
                                                            1999         1998        1997(6)       1996          1995
                                                            ----         ----        -------       ----          ----
Average monthly service revenue per subscriber (5)...    $   56.21     $   52.04    $   52.06    $   52.20    $   56.68

--------------
(1)  Each billable telephone number in service represents one subscriber.
(2) Determined by dividing the aggregate number of subscribers by the estimated population.
(3) Determined for the periods by dividing (i) all costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period by (ii) the gross subscribers added during such period.
(4) Determined for the periods by dividing total subscribers discontinuing service by the average number of subscribers for such period, and divided by the number of months in the relevant period.
(5) Determined for the periods by dividing the (i) sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period, divided by the number of months in the relevant period.

(6) Combines operating information of the Company for the period October 6, 1997 to December 31, 1997 and its predecessor for the period January 1, 1997, to October 6, 1997.

SUBSCRIBERS AND SYSTEM USAGE

     The Company's subscribers have increased to 453,984 at December 31, 1999. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non- business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers thereby further enhancing revenues. In 1999, cellular telephone service revenues represented 92.6% of the Company's total revenues with equipment sales and installation representing the balance.

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

                                                        COMPANY                                     PREDECESSOR (PALMER)
                                           ------------------------------------------  ------------------------------------------
                                                                       FOR THE PERIOD     FOR THE
                                                                       OCTOBER 1, 1997     NINE
                                             FOR THE YEAR ENDED            THROUGH      MONTH ENDED         FOR THE YEAR ENDED
                                                DECEMBER 31,            DECEMBER 31,   SEPTEMBER 30,           DECEMBER 31,
                                             1999           1998            1997           1997           1996             1995
                                             ----           ----            ----           ----           ----             ----
SERVICE REVENUE:
  Access and usage (1)................     $166,030       $140,024        $ 31,786       $ 89,339       $105,006        $ 61,607
  Roaming (2).........................       39,665         27,029           5,691         14,447         13,099          11,157
  Long distance (3)...................       22,188         13,045           2,014          5,949          6,632           3,634
  Other (4)...........................        5,692          4,554             891          2,061          2,596           2,585
                                           --------       --------        --------       --------       --------         -------
  Total service revenue...............      233,575        184,652          40,382        111,796        127,333          78,983
  Equipment sales and installation (5)       18,777         12,677           2,308          6,242          7,027           6,830
                                           --------       --------        --------       --------       --------         -------
    Total.............................     $252,352       $197,329         $42,690       $118,038       $134,360         $85,813
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

     The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                                                                                          AT DECEMBER 31
                                                                                          --------------
                                                                      1999       1998      1997       1996       1995
                                                                      ----       ----      ----       ----       ----
     Georgia/Alabama................................................  257        223       207        181          121

     Panama City, FL................................................   15         13        12         11            9
                                                                      ---        ---       ---        ---        -----
          Total.....................................................  272        236       219        192          130
                                                                      ===        ===       ===        ===        =====

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

                  MARKET                   WIRELINE COMPETITOR
                  ------                   -------------------
     Albany, GA.........................   ALLTEL
     Augusta, GA........................   ALLTEL
     Columbus, GA.......................   Public Service Cellular
     Macon, GA..........................   BellSouth
     Savannah, GA.......................   ALLTEL
     Georgia-6 RSA......................   BellSouth and Public Service Cellular
     Georgia-7 RSA......................   ALLTEL and BellSouth(1)
     Georgia-8 RSA......................   ALLTEL
     Georgia-9 RSA......................   ALLTEL and Public Service Cellular(1)
     Georgia-10 RSA.....................   ALLTEL
     Georgia-12 RSA.....................   ALLTEL
     Georgia-13 RSA.....................   ALLTEL
     Dothan, AL.........................   ALLTEL
     Montgomery, AL.....................   ALLTEL
     Alabama-8 RSA......................   Public Service Cellular and ALLTEL
     Panama City, FL....................   ALLTEL

--------------
(1) The purchasers of the authorization have subdivided the wireline service area into two service areas for the RSA.

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


                     CONSOLIDATED OPERATING STATEMENT ITEMS

                                                                                          COMPANY
                                                                                  YEAR ENDED DECEMBER 31,

                                                                 1999          1998        1997(9)      1996(9)        1995(9)
                                                                 ----          ----        -------      -------        -------
Service Revenue...........................................     $233,575     $184,652    $  41,365    $      --         $   ---
Equipment Sales and Installation..........................       18,777       12,677        2,348           --              --
Media Revenue.............................................           --           --           --        2,962          29,155
                                                               --------     --------    ---------    ---------         -------
Revenue...................................................     $252,352     $197,329    $  43,713    $   2,962         $29,155
Engineering, Technical and Other Direct Expenses..........       29,666       28,122        5,978           --              --
Cost of Equipment.........................................       31,879       23,710        5,259           --              --
Media Operating Expenses..................................           --           --           --        2,233          16,685
Selling, General and Administrative Expenses..............       65,150       61,093       16,750        2,373           2,687
Non-Cash Compensation - Selling, General and
   Administrative.........................................        1,973           --           --           --              --
Depreciation and Amortization.............................       45,157       43,625       11,107          467           3,919
                                                               --------     --------    ---------    ---------         -------
Operating Income (Loss)...................................       78,527       40,779        4,619       (2,111)          5,864
Other Income (Expense):
   Interest, net..........................................      (72,892)     (76,926)     (20,063)       4,367          (2,099)
   Other, net.............................................       12,251       15,279        1,400       92,995           7,114
                                                               --------     --------    ---------    ---------         -------
     Total Other Income (Expense).........................      (60,641)     (61,647)     (18,663)      97,362           5,015
Minority Interest.........................................       (1,664)      (2,178)        (414)          --              --
Extraordinary Item-Loss on Early Extinguishment of
   Debt (net of tax benefit of $15,893)...................           --     (27,061)           --           --              --
Income Tax (Expense) Benefit..............................      (6,002)        8,523        5,509      (24,584)            247
                                                               --------     --------    ---------    ---------         -------
Net Income (Loss).........................................     $ 10,220     $(41,584)   $  (8,949)   $  70,667         $11,126
                                                               ========     ========    =========    =========         =======
Per Share Amounts (1):
Basic Earnings (Loss) Per Share...........................     $    .22     $  (1.13)   $    (.22)   $    1.18         $   .17
Diluted Earnings (Loss) Per Share.........................     $    .22     $  (1.13)   $    (.22)   $    1.16         $   .17
OTHER DATA:
Capital Expenditures......................................     $ 24,575     $ 14,725    $  14,515    $     137         $ 1,469
Net Cash Provided By (used in):
   Operating Activities...................................     $ 74,592     $ 12,366    $   6,451    $ (24,148)         (7,207)
   Investing Activities...................................      (27,746)     (21,361)    (312,577)     138,999          (2,021)
   Financing Activities...................................      (57,613)     141,821      252,220      (32,701)         (5,115)
Operating Income Before Depreciation and
   Amortization-Adjusted EBITDA (2).......................     $130,150     $ 88,595    $  19,671   $   (1,644)        $ 9,783
Adjusted EBITDA Margin on Service Revenue...................      55.7%        48.0%        47.6%          N/A           33.6%
Penetration (3)...........................................       13.65%       11.60%        9.40%          N/A             N/A
Subscribers at the End of Period (4)......................      453,984      381,977      309,606          N/A             N/A
Cost to Add a Net Subscriber (5)..........................     $    471     $    448    $     370          N/A             N/A
Average Monthly Service Revenue per
   Subscriber (6).........................................     $  56.21     $  52.04    $   50.59          N/A             N/A
Average Monthly Churn (7).................................        1.95%        1.91%        1.84%          N/A             N/A
Ratio of Earnings to Fixed Charges (8)....................        1.13x          N/A          N/A        1.28x           1.21x

   (1) Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in May 1999, January 1999, April 1998 (2), December 1997 and April 1995, the 2 for 1 stock split in August 1998 and the 5% stock dividend in August 1999. All per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See notes to consolidated financial statements.
   (2) Adjusted EBITDA represents operating income before Depreciation and Amortization, non-cash compensation, and overhead of the parent company for 1999 ($4.5 million), 1998 ($4.2 million) and 1997 ($3.9 million).
       Adjusted EBITDA may not be identical to similarly titled measures reported by other companies. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income (loss), operating income (loss), cash flows from operating activities, or any other measure of performance under GAAP. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance and cash flows in the cellular telephone industry.
   (3) Determined by dividing the aggregate number of subscribers by the estimated population.
   (4) Each billable telephone number in service represents one subscriber.
   (5) Determined for a period by dividing (i) costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period, by
       (ii) the net subscribers added during such period.
   (6) Determined for a period by dividing (i) the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of subscribers for such period divided by the number of months in such period.
   (7) Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.
   (8) The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the years ended December 31, 1998 and 1997, the deficit of earnings to fixed charges was $41,584 and $8,949, respectively.
   (9) Operating information for PCC in 1997 includes the cellular operating results of PCW for the period subsequent to the acquisition of Palmer. The results of PCC's operations do not include any cellular operating results in 1996 or 1995.

                        CONSOLIDATED BALANCE SHEET ITEMS

                                                                           AS OF DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                              1999              1998              1997             1996               1995
                                              ----              ----              ----             ----               ----
Total Current Assets....................   $  229,600       $   237,859      $    79,949          $114,809          $10,047
Total Assets............................    1,258,994         1,286,269        1,173,608           115,888           95,985
Total Current Liabilities (a)...........       51,440            47,099           55,603             7,109           36,309
Long-Term Debt..........................      700,000           909,432          690,300                --               --
Shareholders' Equity....................      173,190             4,379           60,926           108,779           40,876

--------------
(a) Includes in 1995 $28.0 million of a note payable to Bank of Montreal which was repaid upon the sale of three television stations on February 2, 1996.


                                                                            PREDECESSOR
                                                        -------------------------------------------------

                                                               FOR THE
                                                             NINE MONTHS            FOR THE YEARS ENDED
                                                         ENDED SEPTEMBER 30,           DECEMBER 31,
                                                                1997              1996(C)         1995(B)
                                                                ----              -------         -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue:
Cellular Service.....................................          $134,123        $ 151,119         $  96,686
   Equipment Sales and Installation..................             7,613            8,624             8,220
                                                               --------        ---------         ---------
     Total Revenue...................................           141,736          159,743           104,906
                                                               --------        ---------         ---------
   Engineering, Technical and Other Direct Expenses..            23,301           28,717            18,184
   Cost of Equipment.................................            16,112           17,944            14,146
   Selling, General and Administrative Expenses......            41,014           46,892            30,990
   Depreciation and Amortization.....................            25,498           25,013            15,004
                                                               --------        ---------         ---------
   Operating Income..................................            35,811           41,177            26,582
                                                               --------        ---------         ---------
   Other Income (Expense):
     Interest, net...................................           (24,467)         (31,462)          (21,213)
     Other, net......................................               208             (429)             (687)
                                                               --------        ---------         ---------
       Total Other Expenses..........................           (24,259)         (31,891)          (21,900)
                                                               --------        ---------         ---------
   Minority Interest.................................            (1,310)          (1,880)           (1,078)
     Income Tax Expense..............................            (4,153)          (2,724)           (2,650)
                                                               --------        ---------         ---------
     Net Income......................................          $  6,089        $   4,682         $     954
                                                               ========        =========         =========

OTHER DATA:
Capital Expenditures.................................          $ 40,757        $  41,445         $  36,564
Operating Income Before Depreciation and
   Amortization ("EBITDA") (2).......................          $ 61,309        $  66,190         $  41,586
EBITDA Margin on Service Revenue.....................             45.7%            43.8%             43.0%
Net Cash Provided By (used in):
   Operating Activities..............................          $ 38,791        $  30,130         $  27,660
   Investing Activities..............................           (73,759)        (110,610)         (196,610)
   Financing Activities..............................            36,851           78,742           169,554
Penetration (3)......................................             8.60%            7.45%             6.41%
Subscribers at the End of Period (4)                            337,345          279,816           211,985
Cost to Add a Net Subscriber (5).....................          $    514        $     407         $     276
Average Monthly Service Revenue per
   Subscriber (6)....................................          $  53.99        $   52.20         $   56.68
Average Monthly Churn (7)............................             1.89%            1.84%             1.55%
Ratio of Earnings to Fixed Charges (8)...............             1.45x            1.28x             1.21x

--------------
   (b) Includes the Savannah and Augusta MSA's which were acquired on December 1, 1995 and resulted in revenues to the Predecessor of $2,162 and operating income of $208 for the year ended December 31, 1995.
   (c) Includes the acquisition of the Georgia-1 RSA, which occurred on June 20, 1996, and the Georgia-6 RSA, which occurred on July 5, 1996. The acquisitions of the GA-1 and GA-6 RSA resulted in revenues to the Predecessor of $1,239 and $2,682, respectively, and operating (loss) income of $(278) and $743, respectively, during such year.

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

RESULTS OF OPERATIONS

     The following table sets forth the Company and the Predecessor, for the periods indicated, the percentage which certain amounts bear to total revenue.


                                                                               COMPANY                         PREDECESSOR
                                                       --------------------------------------------------    --------------
                                                                                          FOR THE PERIOD        FOR THE
                                                           FOR THE           FOR THE       MAY 29, 1997       NINE MONTHS
                                                         YEAR ENDED        YEAR ENDED         THROUGH            ENDED
                                                        DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      SEPTEMBER 30,
                                                            1999              1998             1997              1997
                                                            ----              ----             ----              ----
REVENUE:
      Service..........................................     92.6%             93.6%            94.6%             94.6%
      Equipment sales and installation.................      7.4               6.4              5.4               5.4
                                                           -----             -----            -----             -----
Total Revenue..........................................    100.0             100.0            100.0             100.0
                                                           -----             -----            -----             -----
OPERATING EXPENSES:
      Engineering, technical and other direct:
         Engineering and technical (1).................      5.4               6.3              7.2               8.0
         Other direct costs of services (2)............      6.4               8.0              6.5               8.4
      Cost of equipment (3)............................     12.6              12.0             12.0              11.4
      Selling, general and administrative:
         Selling and marketing (4).....................      8.5              10.9              8.9               8.4
         Customer service (5)..........................      6.5               6.3              6.2               6.3
         General and administrative (6)................     10.8              13.7             23.2              14.2
         Non-cash compensation - general and
           administrative..............................       .8                --               --                --
      Depreciation and amortization ...................     17.9              22.1             25.4              18.0
                                                           -----             -----            -----             -----
TOTAL OPERATING EXPENSES...............................     68.9              79.3             89.4              74.7
                                                           -----             -----            -----             -----
OPERATING INCOME.......................................     31.1%             20.7%            10.6%             25.3%
OPERATING INCOME BEFORE DEPRECIATION AND
   AMORTIZATION AND NON-CASH COMPENSATION
   (ADJUSTED EBITDA) (7)...............................     49.8%             42.8%            36.0%             43.3%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold, sales and marketing personnel, employee and agent commissions.
(4) Consists primarily of salaries and benefits of advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Adjusted EBITDA for the Company represents operating income before Depreciation and Amortization, non-cash compensation, and overhead of the parent company for 1999, 1998 and 1997. Adjusted EBITDA may not be identical to similarly titled measures reported by other companies. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income (loss), operating income (loss), cash flows from operating activities, or any other measure of performance under GAAP. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance and cash flows in the cellular telephone industry.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating results for the year ended December 31,1999 reflect the continued improvement in operating cash flow, subscriber growth and the related increase in penetration, maintenance of a strong Average Revenue Per Subscriber ("ARPU") and strong cost controls which translate to a low average cost per subscriber.

     REVENUE. Service revenues totaled approximately $233.6 million for the current year compared to approximately $184.7 million for 1998 or an increase of 26.5%. The increase is principally a result of greater access revenue ($21.8 million) due to an increase in the average number of cellular subscribers. The increase in air time usage from .8 billion minutes of use for 1998 (188 minutes per average subscriber) to 1.2 billion minutes of use in 1999 (250 minutes per average subscriber) generated an additional amount of airtime revenue ($4.2 million) as well as toll revenue ($9.1 million). There is no direct relationship between the increase in minutes of use and revenue since a significant portion of airtime usage become free minutes. Despite the increasing competition for additional cellular subscribers, the Company was able to maintain its local revenue per cellular subscriber which in fact rose from $38.20 in 1998 to $40.24 in 1999. In addition, the Company's outcollect roaming revenue, which is revenue that the Company derives from other cellular companies' subscribers roaming in our markets, increased approximately $12.6 million as a result of an increase in usage from 51.5 million minutes in 1998 to 105.8 million minutes in 1999. In the future, the Company may realize a decrease in the rate of growth from roaming revenue as a result of new roaming rates negotiated with some of the Company's roaming partners.

     Equipment revenue amounted to $18.8 million for the current year compared to $12.7 million in 1998. The significant increase in equipment revenue of 48% is a combination of a greater portion of the phone cost being recovered from subscribers. The increase in the average revenue per gross addition (from $84 to $108) resulted in an increase of $4.3 for phone sales. In addition, a greater emphasis on accessory sales to new subscribers resulted in an increase of $1.6 million.

     OPERATING EXPENSES. Operating expenses increased $17.2 million from $156.6 million in 1998 to $173.8 million in 1999. As a percentage of total revenue, operating expenses decreased from 79.3% of total revenue in 1998 to 68.9% of total revenue in 1999. Approximately $8.2 million was related to additional equipment costs (for the reasons stated in equipment revenue), approximately $4.1 million was for selling, general and administrative for the reasons indicated below and $3.5 million was a function of increases in non-cash compensation and depreciation and amortization. After excluding non-cash compensation and depreciation and amortization, operating expenses amount to 50.2% of total revenue for 1999 compared to 57.2% of total revenue for 1998. Total operating costs per cellular subscriber excluding PCC overhead and all non-cash charges amounted to $21.94 in 1999 and $23.48 in 1998.

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

     As a result of negotiations with other cellular carriers, the Company was able to reduce the amount it reimburses those carriers for incollect roaming resulting in a recovery of 90% of cost for 1999 compared to a 78% recovery for 1998 or a decrease of $4.4 million of net expense. The Company expects to realize additional benefits in the future thus expecting this significant component of direct expenses to decrease in the future. Offsetting these savings were increases in long distance and directory assistance ($3.1 million) and interconnect costs ($1.1 million) related to the increased utilization of the system which is evidenced by a 53% increase in minutes of use.

     Decreases in engineering salaries and related expenses ($900,000) were offset by increases in fixed span line costs ($1.2 million) and additional cell site rents ($1.0 million) as the Company continued to build out its system by adding new cell sites and increasing the number of radios in the existing cell sites.

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

     Selling, general and administrative ("SG&A") increased to $65.2 million for the current year compared to $61.1 million in 1998. As a percentage of total revenue, SG&A decreased from 31.0% of total revenue in 1998 to 25.8% in 1999. Sales and marketing costs which include installation costs (included as engineering in 1998), salaries, commissions and advertising, amount to $21.5 million for both 1999 and 1998. Decreases in salaries and related benefits ($700,000) were offset by increases in commissions ($240,000) and advertising expenditures ($739,000). The cost to add a gross cellular subscriber, which consists of the net loss on equipment sales and sales and marketing expenditures, decreased from $214.30 in 1998 to $198.68 in 1999.

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

     General and administrative expenses remained almost constant amounting to $27.3 million in 1999 and $27.1 million in 1998. Significant savings in payroll and related benefits ($1.2 million) were offset by the increase in the provision for bad debts ($600,000).

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The results of operations for the Company for the year ended December 31, 1998 are not comparable to the results of the prior year principally due to the fact that 1998 includes twelve months of operations for the Acquisition whereas the year ended December 31, 1997 includes operating results for only three months from October 1, 1997, the date of acquisition for accounting purposes, to December 31, 1997.

     Total revenue increased from $43.7 million in 1997 to $197.3 million for the twelve months in 1998. Total operating expenses increased from $39.1 million in 1997 to $156.6 million in 1998. Operating income increased from $4.6 million in 1997 to $40.8 million in 1998. The reason for such increases was principally a function of twelve months of operations for the year ended December 31, 1998 compared to three months of operations for the year ended December 31, 1997. In addition, the year ended December 31, 1998 includes a full year of interest to fund the Acquisition and certain extraordinary items net of tax benefits, resulting from the refinancing in the current year. Included in other income for the current year are the gains realized from the sale of common stock and warrants of PriCellular Corporation (the total of which amounted to $ 15.2 million). For the year ended December 31, 1998 the Company recorded a net loss of $41.6 million principally because of the extraordinary item of $27.1 million related to the early extinguishment of debt and the additional interest expense of $58.7 million for the full year of operations. Basic and diluted earnings per share for 1998 were a loss of $1.49 compared to a loss of $0.29 for 1997.

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

     The Company financed the redemption of the previously outstanding 13.5% Senior Secured Discount Notes out of the proceeds of a new $200.0 million Holdings offering of 11 1/4% Senior Exchangeable Payable-in-Kind Notes ("the Payable-in-Kind Notes") due 2008. In the event the daily high price of the Company's shares equals or exceeds 115.0% of the Exchange Price for 10 out of 15 consecutive trading days, each outstanding note will be mandatorily exchanged on the fifth trading day immediately succeeding such 10th trading day (unless the Company elects on or prior to the second trading day immediately succeeding such 10th trading day to permanently terminate this mandatory provision) for shares of the Company's par value $.01 common stock. In June 1999, the Company allowed the conversion of the outstanding indebtedness including accrued interest. The Company issued 18.1 million shares of its common stock in exchange for PCH's Notes which included $20.7 million of accrued interest to the date of conversion.

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

                  SEE INDEX TO FINANCIAL STATEMENTS ON PAGE 28.

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

       See Index to Financial Statements on page 28.

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

   (b) Reports on Form 8-K.

       None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


Auditor's Report.......................................................   F-1
Consolidated Balance Sheets at December 31, 1999 and 1998..............   F-2
Consolidated Statements of Operations and Comprehensive
   Income for the Years Ended December 31, 1999, 1998 and 1997.........   F-3
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997....................................   F-4
Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 1999, 1998 and 1997........................   F-5
Notes to Consolidated Financial Statements.............................   F-6


              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)
                        CONSOLIDATED FINANCIAL STATEMENTS

Auditor's Report.......................................................   F-18
Consolidated Statements of Operations for the Nine Months
   Ended September 30, 1997............................................   F-19
Consolidated Statements of Stockholders' Equity for the
   Nine Months Ended September 30, 1997................................   F-20
Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 1997............................................   F-21
Notes to Consolidated Financial Statements.............................   F-23


               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         FINANCIAL STATEMENTS SCHEDULE


Schedule No.
I.  Condensed Financial Information of Registrant......................   F-30
II. Valuation and Qualifying Accounts..................................   F-34

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


                             /S/ ARTHUR ANDERSEN LLP

New York, New York
January 31, 2000

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                    1999        1998
                                                                                                    ----        ----
Current assets:
  Cash and cash equivalents.................................................................    $ 194,231   $  204,999
  Accounts receivable, net of allowance for doubtful accounts of $2,003 in 1999
   and $1,596 in 1998.......................................................................       25,056       20,509

  Receivables from other cellular carriers..................................................        2,505        2,282
  Available for sale securities.............................................................        2,056        5,608
  Inventory.................................................................................        5,205        3,940
  Deferred income taxes.....................................................................          409           --
  Prepaid expenses and other current assets.................................................          138          521
                                                                                                ---------   ----------
    Total current assets....................................................................      229,600      237,859
                                                                                                ---------   ----------
Property and equipment:
  Land and improvements.....................................................................        6,989        6,767
  Buildings and improvements................................................................        9,770        8,831
  Equipment, communication systems and furnishings..........................................      173,450      153,673
                                                                                                ---------   ----------
                                                                                                  190,209      169,271
  Less accumulated depreciation.............................................................       45,896       24,376
                                                                                                ---------   ----------
    Net property and equipment..............................................................      144,313      144,895
Equity investment in other cellular properties..............................................       11,810           --
Licenses, net of accumulated amortization of $51,848 in 1999 and $29,117 in 1998............      854,799      876,952
Other intangible and other assets, net of accumulated amortization of $4,097 in
   1999 and $1,671 in 1998..................................................................       18,472       26,563
                                                                                                ---------   ----------
    Total assets............................................................................    $1,258,994  $1,286,269
                                                                                                ==========  ==========

Current liabilities:
  Accounts payable and accrued expenses.....................................................    $  15,895   $   13,168
  Accrued interest payable..................................................................       11,942       11,779
  Accrued salaries and employee benefits....................................................        1,642        3,256
  Deferred revenue..........................................................................        5,525        5,535
  Customer deposits.........................................................................        1,222          921
  Deferred income taxes.....................................................................           --          272
  Other current liabilities.................................................................       15,214       12,168
                                                                                                ---------   ----------
    Total current liabilities...............................................................       51,440       47,099
Long-term debt, excluding current installments..............................................      700,000      909,432
Accrued income taxes long-term..............................................................       37,934       25,434
Deferred income taxes (net).................................................................      292,482      290,370
Commitments and contingencies...............................................................
Minority interests in cellular licenses.....................................................        3,948        9,530
Redeemable preferred stock, Series A, par value $.01 per share;
  728,133 shares authorized and outstanding.................................................           --           25
Shareholders' equity:
  Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no
     shares outstanding.....................................................................           --           --
  Common stock, par value $.01; authorized 120,000,000 shares in 1999 and
     60,000,000 shares in 1998;.............................................................           --           --
     Outstanding 56,649,277 shares in 1999 and 21,695,383 shares in 1998....................          567          218
  Additional paid-in-capital................................................................      219,896       (5,869)
  Unearned compensation.....................................................................      (65,978)          --
  Unrealized gain on marketable equity securities, net of tax effect........................        1,291        2,836
  Retained earnings.........................................................................       17,414        7,194
                                                                                                ---------   ----------
    Total shareholders' equity..............................................................      173,190        4,379
                                                                                                ---------   ----------
    Total liabilities and shareholders' equity..............................................    $1,258,994  $1,286,269
                                                                                                ==========  ==========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        1999              1998           1997
                                                                                        ----              ----           ----
Revenue:
   Cellular operations:
     Service....................................................................    $   233,575      $   184,652     $    41,365
     Equipment sales and installation...........................................         18,777           12,677           2,348
                                                                                    -----------      -----------     -----------
       Total revenue............................................................        252,352          197,329          43,713
                                                                                    -----------      -----------     -----------
Operating expenses:
   Engineering, technical and other direct......................................         29,666           28,122           5,978
   Cost of equipment............................................................         31,879           23,710           5,259
   Selling, general and administrative..........................................         65,150           61,093          16,750
   Non-cash compensation --selling, general and administrative..................          1,973               --              --
   Depreciation and amortization................................................         45,157           43,625          11,107
                                                                                    -----------      -----------     -----------
       Total operating expenses.................................................        173,825          156,550          39,094
                                                                                    -----------      -----------     -----------
Operating income (loss).........................................................         78,527           40,779           4,619
Interest income.................................................................          9,758            6,194           4,378
Interest expense................................................................        (82,650)         (83,120)        (24,441)
Other income....................................................................         12,251           15,279           1,400
Minority interest...............................................................         (1,664)          (2,178)           (414)
                                                                                    -----------      -----------     -----------
Income (loss) before income taxes...............................................         16,222          (23,046)        (14,458)
Income tax (expense) benefit....................................................         (6,002)           8,523           5,509
                                                                                    -----------      -----------     -----------
Income (loss) before extraordinary item.........................................         10,220          (14,523)         (8,949)
Extraordinary item - loss on early extinguishment of debt (net of income tax
   benefit of $15,893)..........................................................             --          (27,061)             --
                                                                                    -----------      -----------     -----------
Net income (loss)...............................................................       $ 10,220        $ (41,584)       $ (8,949)
                                                                                    -----------      -----------     -----------
Other comprehensive income, net of tax
   Unrealized gains (losses) on available for sale securities...................          1,291            2,836             211
   Reclassification adjustment..................................................         (2,832)          (2,148)             --
                                                                                    -----------      -----------     -----------
Comprehensive income (loss).....................................................    $     8,679      $   (40,896)    $    (8,738)
                                                                                    ===========      ===========     ===========
Per share data:
   Basic (loss) earnings per share..............................................    $       .22      $     (1.13)    $      (.22)
   Weighted average shares outstanding..........................................     46,334,000       36,688,000      40,248,000
   Diluted (loss) earnings per share............................................    $       .22      $     (1.13)    $      (.22)
   Weighted average shares outstanding..........................................     47,495,000       36,688,000      40,248,000


          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                                                        1999              1998           1997
                                                                                        ----              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................       $ 10,220       $ (41,584)      $  (8,949)
                                                                                       --------       ----------      ----------
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization..............................................         45,157           43,625          11,107
     Amortization of deferred finance costs.....................................          2,523            2,205              --
     Minority interest share of income..........................................          1,664            2,178             414
     Deferred income taxes......................................................         (3,648)          (8,945)         (2,505)
     Interest deferred and added to long-term debt..............................             --            9,432           4,400
     Accrued interest satisfied by issuance of PCC stock........................         11,309               --              --
     (Gain) loss on available for sale securities...............................        (12,607)         (15,659)            791
     Extraordinary item.........................................................             --           42,954              --
     Non-cash compensation......................................................          1,973               --              --
     Increase in accounts receivable............................................         (4,547)          (4,558)            (70)
     (Increase) decrease in other current assets................................         (1,488)          (1,040)            936
     Increase (decrease) in accounts payable and accrued expenses...............          2,727           (1,309)          1,602
     Increase in accrued interest payable.......................................            163              418           9,394
     Increase (decrease) in other current liabilities...........................          2,350           (2,217)         (8,153)
     (Decrease) increase in deferred revenue....................................            (10)           1,780          (1,046)
     Increase (decrease) in accrued income tax long-term........................         18,340          (15,843)         (2,675)
     Other......................................................................            465              929           1,205
                                                                                       --------       ----------      ----------
       Total adjustments........................................................         64,371           53,950          15,400
                                                                                       --------       ----------      ----------
       Net cash provided by operating activities................................         74,591           12,366           6,451
                                                                                       --------       ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................        (24,575)         (14,725)        (14,515)
Acquisition of Palmer Wireless Inc..............................................             --            2,000        (497,856)
Proceeds from sales of businesses and equipment.................................          2,654               --         193,799
Purchase of available-for-sale securities.......................................         (7,718)         (10,401)         (2,010)
Proceeds from sale of available-for-sale securities.............................         21,435           44,487           8,097
Purchase of additional minority interests in majority owned Company systems.....         (7,732)              --              --
Purchase of minority equity interests in other cellular properties..............        (11,810)              --              --
Other...........................................................................             --               --             (92)
                                                                                       --------       ----------      ----------
       Net cash (used in) provided by  investing activities.....................        (27,746)          21,361        (312,577)
                                                                                       --------       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt.....................................................             --         (518,112)       (385,000)
Proceeds from long-term debt....................................................             --          725,000         695,712
Costs associated with early extinguishment of debt..............................             --          (28,080)             --
Payment of debt issuance costs..................................................           (788)         (20,185)        (19,412)
Paid in kind preferred stock dividends..........................................             --               --          (1,176)
Issuance of warrants............................................................             --               --           4,288
Issuance of preferred stock.....................................................             --               --              35
Issuance of common stock........................................................             --               --           6,047
Repurchase of paid in kind preferred stock......................................             --               --         (28,225)
Repurchase of Company common stock..............................................        (57,055)         (17,412)        (20,241)
Exercise of employee stock options and warrants.................................            230              610             192
                                                                                       --------       ----------      ----------
       Net cash (used in) provided by financing activities......................        (57,613)         141,821         252,220
                                                                                       --------       ----------      ----------
       Net (decrease) increase in cash and cash equivalents.....................        (10,768)         175,548         (53,906)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................        204,999           29,451          83,357
                                                                                       --------       ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................................       $194,231        $ 204,999        $ 29,451
                                                                                       ========        =========        ========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                       ($ AND SHARE AMOUNTS IN THOUSANDS)

                                                                COMMON STOCK                                                 TOTAL
                                              PREFERRED STOCK      CLASS A    ADDITIONAL                                     SHARE-
                                              ---------------   ------------    PAID-IN UNREALIZED RETAINED     DEFERRED    HOLDERS'
                                              SHARES    VALUE   SHARES   VALUE  CAPITAL    GAIN    EARNINGS   COMPENSATION   EQUITY
                                              ------    -----   ------   -----  -------  --------- --------   ------------  --------
BALANCE, DECEMBER 31, 1996..................      --        --    9,039   $ 90 $ 12,240  $ 1,937   $ 94,512         --    $108,779
   Net (loss)...............................      --        --       --     --       --       --     (8,949)        --      (8,949)

Change in unrealized gain on marketable equity
   securities, net of tax effect............      --        --       --     --       --      211         --         --         211
Purchase and retirement of common stock.....      --        --   (2,468)   (25)  (6,674)      --    (13,542)        --     (20,241)
Exchange of preferred stock for common stock   1,129  $ 28,225   (2,292)   (23)  (6,140)      --    (22,062)        --      (1,129)
Purchase of common stock....................  (1,129)  (28,225)      --     --       --       --         --         --     (27,096)
Dividends on preferred stock................      --        --       --     --       --       --     (1,176)        --      (1,176)
Stock options exercised.....................      --        --      456      5      192       --         (5)        --         192
Issuance of common stock....................      --        --      750      8    6,039       --         --         --       6,047
Issuance of warrants........................      --        --       --     --    4,288       --         --         --       4,288
Exercise of warrants........................      --        --       78      1       (1)      --         --         --          --
Five-for-four stock split...................      --        --    1,431     14      (14)      --         --         --          --
                                              ------  --------   ------   ---- --------- -------   --------   --------    --------
BALANCE, DECEMBER 31, 1997..................      --        --    6,994   $ 70 $  9,930  $ 2,148   $ 48,778         --    $ 60,926
   Net (loss)...............................      --        --       --     --       --       --    (41,584)        --     (41,584)

Change in unrealized gain on marketable equity
   securities, net of tax effect............      --        --       --     --       --      688         --         --         688
Purchase and retirement of common stock.....      --        --   (2,249)   (22) (17,390)      --         --         --     (17,412)
Exchange of preferred stock for common stock               --       --     411        4        6         --         --          --
Stock options exercised.....................      --        --      189      2      608       --         --         --         610
Tax benefit of exercise of stock options....      --        --       --     --      641       --         --         --         641
Issuance of common stock for payment of bonus              --       --      62        1      499         --         --         500
Issuance of warrants........................      --        --      626      6       (6)      --         --         --          --
Stock splits................................      --        --   15,662    157     (157)      --         --         --          --
                                              ------  --------   ------   ---- --------- -------   --------   --------    --------
BALANCE, DECEMBER 31, 1998..................      --        --   21,695   $218 $ (5,869) $ 2,836    $ 7,194   $     --    $  4,379

Stock splits and stock dividend.............      --        --   14,663    147     (147)      --         --         --          --
Issue of warrants from $105M debt redeemed
 in 1998....................................      --        --    2,347     23      (23)      --         --         --          --
Change in unrealized gain on marketable equity
   securities, net of tax effect............      --        --       --     --       --   (1,545)        --         --      (1,545)
Purchase and retirement of treasury stock...      --        --   (3,544)   (35) (56,976)      --         --         --     (57,011)
Exercise of stock options and warrants......      --        --      462      5      226       --         --         --         231
Other.......................................      --        --       56     --      642       --         --         --         642
Conversion of Class A and Class B preferred
   stock to common stock....................      --        --    3,725     37   67,938       --         --    (67,951)         24
Deferred compensation expense associated
   with the conversion of preferred stock
   to common stock..........................      --        --       --     --       --       --         --      1,973       1,973
Conversion of PIK notes, net................      --        --   17,245    172  211,319       --         --         --     211,491
Tax benefit from the exercise of stock
   options..................................      --        --       --     --    2,786       --         --         --       2,786
Net income..................................      --        --       --     --       --       --     10,220         --      10,220
                                              ------  --------   ------   ---- --------  -------   --------   --------    --------
BALANCE, DECEMBER 31, 1999..................      --  $     --   56,649   $567 $219,896  $ 1,291   $ 17,414   $(65,978)   $173,190
                                              ======  ========   ======   ==== ========  =======   ========   ========    ========


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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Subsequent to the acquisition of the licenses, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights will be impacted if projected cash flows are not achieved. The measurement of any impairment charge will be based on the difference between the carrying value and the fair market value as measured by future discounted cash flows.

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

     FAIR MARKET VALUE OF STOCK OPTIONS

     Current accounting principals permit a Company to either (1) record, as compensation expense, the fair market value, as defined, of stock options issued to employees or (2) if the Company elects to not record the fair market value of stock options granted as compensation expense, to disclose the pro forma impact on net income and earnings per share as if such compensation expense was recorded. The Company currently does not offer any compensatory stock options. If any compensatory options are issued in the future, the Company will account for such options using an intrinsic method. The Company has elected to adopt the disclosure requirements.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5.  OTHER CURRENT LIABILITIES

     Other current liabilities consist of:
                                                              DECEMBER 31,
                                                            ($ IN THOUSANDS)
                                                            ----------------
                                                          1999            1998
                                                          ----            ----
     Accrued telecommunications expenses...............  $ 3,206         $ 1,861
     Accrued local taxes...............................    2,231           1,368
     Miscellaneous accruals............................    9,777           8,939
                                                         -------         -------
                                                         $15,214         $12,168
                                                         =======         =======

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                        ($ IN THOUSANDS)
                                                                        ----------------
                                                                       1999           1998
                                                                       ----           ----
     11 3/4% Senior Subordinated Notes..............................$175,000(a)   $175,000(a)
     9 1/8% Senior Secured Notes.................................... 525,000(b)    525,000(b)
     11 1/4% Senior Exchangeable Payable-in-Kind Notes..............    --         209,432(c)
                                                                    --------      --------
     Long-term debt.................................................$700,000      $909,432
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

     The aggregate maturities of long-term debt are as follows:

         DECEMBER 31,

         2000 to 2004................................          $     --
         Thereafter..................................           700,000
                                                               --------
                                                               $700,000
                                                               ========

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

8.  INCOME TAXES

     Provision (benefit) for income taxes consists of the following:

                                                                         YEAR ENDED DECEMBER 31,
                                                                             ($ IN THOUSANDS)
                                                                             ----------------
                                                                 1999              1998            1997
                                                                 ----              ----            ----
     Current:
         Federal.....................................           $ 8,868         $   364           $(2,406)
         State and local.............................               782              58              (432)
                                                                -------         -------           -------
                                                                  9,650             422            (2,838)
                                                                -------         -------           -------

     Deferred:
         Federal.....................................            (3,352)         (7,713)           (2,090)
         State and local.............................              (296)         (1,232)             (415)
                                                                -------         -------           -------
                                                                 (3,648)         (8,945)           (2,505)
     Adjustment to valuation reserve.................                --              --              (166)
                                                                -------         -------           -------
     Tax provision (benefit).........................           $ 6,002         $(8,523)          $(5,509)
                                                                =======         =======           =======


     For the years ended December 31, 1999, 1998 and 1997, the provision for income taxes differs from the amount computed by applying the federal income tax rate (34%) because of the following items:

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                                                          YEAR ENDED DECEMBER 31,
                                                                             ($ IN THOUSANDS)
                                                                             ----------------
                                                                 1999             1998               1997
                                                                 ----             ----               ----
     Tax at federal income tax rates......................       $5,678         $(7,836)           $(4,916)
     State taxes, net of federal income tax benefit.......          324            (648)              (551)
     Non deductible interest expense......................                          234                155
     Reversal of valuation reserve........................                           --               (166)
     Other................................................           --            (273)               (31)
                                                                 ------         -------            -------
                                                                 $6,002         $ 8,523)           $(5,509)
                                                                 ======         =======            =======

     Deferred tax assets and liabilities and the principal temporary differences from which they arise are as follows:

                                                                                        DECEMBER 31,
                                                                                      ($ IN THOUSANDS)
                                                                                      ----------------
                                                                                  1999             1998
                                                                                  ----             ----
     Deferred tax assets:
         Allowance for doubtful accounts..................                      $    741          $    591
         Inventory reserve................................                           133               133
         Non-deductible accruals..........................                           107             4,149
         Reserve on long-term investments.................                           185                --
                                                                                --------          --------
           Total deferred tax assets......................                         1,166             4,873
                                                                                --------          --------
     Deferred tax liabilities:
     Accumulated depreciation.............................                        15,827            12,808
     Licenses.............................................                       276,654           281,052
     Unrealized gain on marketable equity securities......                           758             1,655
                                                                                --------          --------
           Total deferred tax liabilities.................                       293,239           295,515
                                                                                --------          --------
     Net deferred tax liabilities.........................                      $292,073          $290,642
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

9.  OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

                                                                          YEAR ENDED DECEMBER 31,
                                                                             ($ IN THOUSANDS)
                                                                             ----------------
                                                                 1999              1998              1997
                                                                 ----              ----              ----
     Loss on write-down of long-term investments and
     notes receivable.....................................      $    --          $    --           $(1,400)
     Realized gain on marketable securities, net..........       12,651           15,767               609
     Other, net...........................................         (400)            (488)            2,191
                                                                -------          -------           -------
                                                                $12,251          $15,279           $ 1,400
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

11.  REDEEMABLE PREFERRED STOCK

     During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company's Series A Preferred Stock, and 364,000 shares of the Company's Series B Preferred Stock to the Company's Chief Executive Officer, Mr. Price. In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have the Series B Preferred Stock redeemed by the Company. The Series B Preferred Stock had a carrying value of $10,000. Mr. Price, pursuant to the terms of the Series B Preferred Stock, would have received a cash payment of $5.0 million (based upon an average market price of $12.16 per share) in respect of the redemption. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue 1.3 million shares of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The value of the Company's common stock received by Mr. Price on the date of conversion approximated $5.0 million. The common stock vests over a ten-year period or immediately upon a change of control or other events. Accordingly, included in the Consolidated Statements of Operations for the year ended December 31, 1999 is a charge for $625,000 representing such non-cash compensation expense.

     In June and August 1999, Mr. Price notified the Company that he was considering the exercise of his right to have the Series A Preferred Stock redeemed by the Company. The Series A Preferred Stock had a carrying value of $25,000. Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have received cash payments totaling $63.0 million (based upon an average market price of $14.39 per share in June 1999 and $18.92 per share in August 1999) in respect of such redemptions. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 3.7 million shares of its $.01 par value common stock to Mr. Price in exchange for approximately 728,000 shares of Series A Preferred Stock. The value of the Company's common stock received by Mr. Price on the two respective dates of conversion approximated $63.0 million. The common stock vests over a twenty year period or immediately upon a change of control or other events. Accordingly, included in the Consolidated Statement of Operations for the year ended December 31, 1999 is $1.3 million representing seven month's compensation expense for the first redemption and four month's compensation expense for the second redemption.

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

     A summary of plan transactions is presented in the table below:

                                                                                           WEIGHTED         WEIGHTED
                                                                      NUMBER OF             AVERAGE          AVERAGE
                                                                       SHARES           EXERCISE PRICE     FAIR VALUE

     Outstanding at December 31, 1996.........................         4,516,526            $ 0.77
         Granted..............................................         5,101,319            $ 1.55            $0.77
         Exercised............................................        (4,234,544)           $ 0.49
                                                                      ----------
     Outstanding at December 31, 1997.........................         5,383,301            $ 1.51
         Granted..............................................            88,594            $ 3.96            $2.76
         Exercised............................................          (488,140)           $ 1.25
         Canceled.............................................        (3,306,882)           $ 1.52
                                                                      ----------
     Outstanding at December 31, 1998.........................         1,676,874            $ 1.68
         Granted..............................................           249,115            $10.34            $6.15
         Exercised............................................          (784,542)           $ 1.62
         Canceled.............................................          (500,971)           $ 2.13
                                                                      ----------
     Outstanding at December 31, 1999.........................           640,476            $ 4.96

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                           WEIGHTED                      WEIGHTED
                                                                        NUMBER              AVERAGE         NUMBER        AVERAGE
                                                                      OUTSTANDING          REMAINING      EXERCISABLE    EXERCISE
     EXERCISE PRICE                                                   AT 12/31/99            LIFE         AT 12/31/99      PRICE
     --------------                                                   -----------            ----         -----------      -----
     $ 1.64...................................................           333,086           8 years          333,086      $  1.64
     $ 3.96...................................................            88,594           8 years           88,594      $  3.96
     $ 8.02...................................................            98,439           8 years               --      $  8.02
     $ 9.05...................................................            42,657           9 years               --      $  9.05
     $13.90...................................................            56,700           9 years               --      $ 13.90
     $15.20...................................................            21,000           9 years           21,000      $ 15.20

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized. Had the fair value method of accounting been applied, the tax-effected impact would be as follows:

                                                                                             ($ IN THOUSANDS)
                                                                                   1999            1998             1997
                                                                                   ----            ----             ----
     Net income (loss), as reported....................................          $10,220         $(41,584)         $(8,949)
     Estimated fair value of the Year's net option grants, net of
        forfeitures and taxes..........................................              861              (12)             372
     Proforma net (loss) income........................................          $ 9,359         $(41,572)         $(9,321)
     Porforma basic (loss) earnings per share..........................          $   .20         $  (1.14)         $  (.23)
     Porforma diluted (loss) earnings per share........................          $   .20         $  (1.14)         $  (.23)

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

     Year ending December 31,:                                  ($ IN THOUSANDS)
             2000...........................................         $3,880
             2001...........................................          3,244
             2002...........................................          2,726
             2003...........................................          2,002
             2004...........................................            834
             Thereafter.....................................          1,150

     Rental expense, net of sublease income, for operating leases was approximately $3.5 million, $3.2 million and $4.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following is supplemental disclosure cash flow information for the years ended December 31, 1999, 1998 and 1997.

                                                                                             ($ IN THOUSANDS)
                                                                                      1999        1998         1997
                                                                                      ----        ----         ----
     Cash paid for:
          Income taxes....................................................          $   280     $   780      $   136
          Interest........................................................          $68,469     $81,379      $25,150

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                               FIRST           SECOND             THIRD           FOURTH
                                              QUARTER          QUARTER           QUARTER          QUARTER            TOTAL
                                              -------          -------           -------          -------            -----
     Year Ended December 31, 1998
           Total revenue..................  $  43,275         $  48,918       $   51,920          $ 53,216        $ 197,329
           Operating income...............      6,670            10,825           11,151            12,133           40,779
           Net income (loss)..............    (6,845)           (7,164)         (18,858)           (8,076)         (40,943)
           Net income (loss) per share:...
                Basic and diluted.........     (0.25)            (0.26)           (0.66)            (0.29)           (1.47)

     Year Ended December 31, 1999
           Total revenue..................  $  56,591         $  64,609       $   65,142          $ 66,010        $ 252,352
           Operating income...............     16,041            22,102           20,963            19,421           78,527
           Net income (loss)..............    (3,307)               734            3,798             8,995           10,220
           Net income (loss) per share:...
                Basic.....................     (0.10)              0.02             0.07              0.16             0.22
           Net income (loss) per share:...
                Diluted...................     (0.10)              0.02             0.07              0.16             0.22

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


                             /S/ ARTHUR ANDERSEN LLP


New York, New York
March 17, 1998

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                     1997
                                                                 -------------
Revenue:
     Service                                                      $   134,123
     Equipment sales and installation..........................         7,613
                                                                  -----------
          Total revenue........................................       141,736
Operating expenses:
     Engineering, technical and other direct...................        23,301
     Cost of equipment.........................................        16,112
     Selling, general and administrative.......................        41,014
     Depreciation and amortization.............................        25,498
                                                                  -----------
          Total operating expenses.............................       105,925
                                                                  -----------
          Operating income.....................................        35,811
                                                                  -----------
Other income (expense):
     Interest income...........................................            30
     Interest expense..........................................       (24,497)
                                                                  -----------
          Interest expense, net................................       (24,467)
     Other (expense) income, net...............................           208
                                                                  -----------
          Total other expense..................................       (24,259)
                                                                  -----------
     Income before minority interest share of income and
        Income taxes...........................................        11,552
Minority interest share of income..............................         1,310
                                                                  -----------
     Income before income tax expense..........................        10,242
Income tax expense.............................................         4,153
                                                                  -----------
Net income.....................................................   $     6,089
                                                                  ===========
Earnings per share:
     Basic earnings per share..................................   $      0.22
                                                                  ===========
     Weighted average # shares outstanding.....................    27,826,000
                                                                  ===========
     Diluted earnings per share................................   $      0.22
                                                                  ===========
     Weighted average # shares outstanding.....................    27,826,000
                                                                  ===========


          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)


                                                               COMMON STOCK          COMMON STOCK
                                                                 CLASS A                CLASS B        ADDITIONAL
                                                               ------------          ------------        PAID-IN   RETAINED
                                                             SHARES     AMOUNT     SHARES      AMOUNT   CAPITAL    EARNINGS
                                                             ------     ------     ------      ------   -------    --------
Balances at December 31, 1996..........................    11,119,681      111    17,293,578      173     166,975      6,535
Exercise of stock options..............................        70,000        1            --       --         998         --
Net income.............................................                     --                     --                  6,089
                                                           ----------    -----    ----------    -----    --------    -------
                                                                   --                     --                   --
Balances at September 30, 1997.........................    11,189,681    $ 112    17,293,578    $ 173    $167,973    $12,624
                                                           ==========    =====    ==========    =====    ========    =======


                                                                                            TREASURY STOCK          TOTAL
                                                                                            --------------      STOCKHOLDERS'
                                                                                         SHARES        AMOUNT      EQUITY
                                                                                         ------        ------      ------
Balances at December 31, 1996...................................................         600,000       (8,864)      164,930
Exercise of stock options.......................................................              --           --           999
Net income......................................................................              --           --         6,089
                                                                                         -------      -------      --------
Balances at September 30, 1997..................................................         600,000      $(8,864)     $172,018
                                                                                         =======      =======      ========


          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                                      FOR THE NINE
                                                                                      MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                          1997
                                                                                      -------------
Cash flows from operating activities:
     Net income..............................................................            $  6,089
                                                                                         --------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...................................                   25,498
        Minority interest share of income...............................                    1,310
        Deferred income taxes...........................................                    3,939
        Payment of deferred interest....................................                   (1,514)
        Changes in current assets and liabilities:
        Decrease in trade accounts receivable...........................                      473
        Decrease in inventory...........................................                    2,800
        Decrease in accounts payable....................................                   (1,390)
        Decrease in accrued interest payable............................                     (374)
        Increase in accrued salaries and employee benefits..............                      251
        Increase in other accrued liabilities...........................                    2,049
        Increase in deferred revenue....................................                        4
        Decrease in customer deposits...................................                      (94)
        Other                                                                                (250)
                                                                                         --------
          Total adjustments.............................................                   32,702
                                                                                         --------
               Net cash provided by operating activities................                   38,791
                                                                                         --------
Cash flows from investing activities:
     Capital expenditures...............................................                  (40,757)
     Increase in other intangible assets and other assets...............                     (778)
     Proceeds from sales of property and equipment......................                      201
     Purchase of cellular systems.......................................                  (31,469)
     Purchases of minority interests....................................                     (956)
                                                                                         --------
               Net cash used in investing activities....................                  (73,759)
                                                                                         --------
Cash flows from financing activities:
     Decrease in short term notes payable...............................                   (1,366)
     Repayment of long-term debt........................................                   (3,782)
     Proceeds from long-term debt.......................................                   41,000
     Proceeds from stock options exercised..............................                      999
                                                                                         --------
               Net cash provided by financing activities................                   36,851
                                                                                         --------
               Net increase (decrease) in cash and cash
                  equivalents...........................................                    1,883
Cash and cash equivalents at the beginning of period....................                    1,698
                                                                                         --------
Cash and cash equivalents at the end of period..........................                 $  3,581
                                                                                         ========





          See accompanying notes to consolidated financial statements.

              PALMER WIRELESS, INC. AND SUBSIDIARIES (PREDECESSOR)

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


     Acquisitions of non-wireline cellular telephone systems in 1997:

                                                             FOR THE NINE
                                                             MONTHS ENDED
                                                          SEPTEMBER 30, 1997
                                                          ------------------
Cash payment........................................             $31,469
                                                                 =======
Allocated to:
     Fixed assets...................................             $ 3,197
     Licenses and goodwill..........................              27,738
     Current assets and liabilities, net............                 534
                                                                 -------
                                                                 $31,469
                                                                 =======

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           FOR THE NINE
                                                           MONTHS ENDED
                                                         SEPTEMBER 30, 1997
                                                         ------------------
Income taxes paid (received), net...................           $  (736)
                                                               =======
Interest paid.......................................           $25,102
                                                               =======






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

     The activity in Palmer's allowance for doubtful accounts for the nine months ended September 30, 1997 consisted of the following:


                                                             BALANCE AT     CHARGED    ALLOWANCE AT  DEDUCTIONS,
                                                             BEGINNING        TO         DATES OF       NET OF     BALANCE AT
                                                             OF PERIOD     EXPENSES    ACQUISITIONS  RECOVERIES   END OF PERIOD
                                                             ---------     --------    ------------  ----------   -------------
Nine months ended September 30, 1997.....................      $1,791        $3,614        $147        $(4,212)      $1,340
                                                               ======        ======        ====        =======       ======

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

(4) INCOME TAXES

     Components of income tax expense consist of the following:


     Period ended September 30, 1997:                                                     FEDERAL      STATE     TOTAL
                                                                                          -------      -----     -----
     Current.....................................................................         $   --       $214     $  214
     Deferred....................................................................          3,553        386      3,939
                                                                                          ------       ----     ------
                                                                                          $3,553       $600     $4,153
                                                                                          ======       ====     ======

     The consolidated effective tax rate differs from the statutory United States federal tax rate for the following reasons and by the following percentages:


                                                                                          NINE MONTHS
                                                                                             ENDED
                                                                                         SEPTEMBER 30,
                                                                                             1997
                                                                                             ----
     Statutory United States federal tax rate...................................             34.0%
     State taxes................................................................              6.0
     Other                                                                                    1.0
                                                                                             ----
     Consolidated effective tax rate............................................             41.0%
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

     Palmer applies APB Opinion No. 25 in accounting for its Stock Option Plan and Director's Stock Option Plan ("the Plans") and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Palmer determined compensation cost based on the net income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                             NINE MONTHS
                                                          SEPTEMBER 30, 1997
                                                          ------------------
     Net income-as reported...........................          $6,089
     Net (loss) income-pro forma......................          $4,753
     Basic Earnings Per Share.........................          $  .17
     Diluted Earnings Per Share.......................          $  .17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions as follows: dividend yield of 0.0%; expected volatility of 101%; risk-free interest rate of 5.5%; and expected lives of five years.

     Stock option activity during the periods indicated is as follows:

                                                                                                    ($'S NOT IN
                                                                                                     THOUSANDS)
                                                                                     NUMBER       WEIGHTED AVERAGE
                                                                                   OF SHARES       EXERCISE PRICE
                                                                                   ---------      ----------------
     Balance December 31, 1996............................................          738,334             14.54
          Exercised.......................................................          (70,000)            14.25
                                                                                    -------
     Balance September 30, 1997...........................................          668,334             14.60
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

     Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                                                                                          RELATED
                                                                                          PARTIES       OTHERS
                                                                                          -------       ------
     1997..........................................................................         $285        $ 3,429
     1998..........................................................................          285          2,899
     1999..........................................................................           52          2,507
     2000..........................................................................           14          2,011
     2001..........................................................................           --          1,348
     Later years through 2014......................................................           --          4,522
                                                                                            ----        -------
                                                                                            $636        $16,716

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

(8)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                              FIRST       SECOND      THIRD
     NINE MONTHS ENDED SEPTEMBER 30, 1997                                                    QUARTER     QUARTER     QUARTER
     ------------------------------------                                                    --------    --------    -------
     Total Revenue......................................................................     $44,683     $48,545     $48,508
                                                                                             =======     =======     =======
     Operating Income...................................................................     $ 9,805     $13,022     $12,984
                                                                                             =======     =======     =======
     Net Income.........................................................................     $ 1,177     $ 2,523     $ 2,389
                                                                                             =======     =======     =======

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                ($ IN THOUSANDS)

                                                                                                   1999                    1998
                                                                                                   ----                    ----
ASSETS:
Cash and cash equivalents...............................................................          $ 51,004              $ 16,781
Available for sale securities...........................................................             2,056                 5,608
Prepaid expenses and other current assets...............................................                12                   219
                                                                                                  --------              --------
     Total current assets...............................................................            53,072                22,608
Investments in and receivables from subsidiaries*.......................................           123,596               (10,880)
Property and equipment..................................................................                11                    67
Other Assets............................................................................            12,485                 1,243
                                                                                                  --------               -------
                                                                                                  $189,164              $ 13,038
                                                                                                  ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses...................................................          $    827              $    600
Other current liabilities...............................................................            15,147                 8,034
                                                                                                  --------              --------
     Total current liabilities..........................................................            15,974                 8,634
Redeemable preferred stock..............................................................                --                    25
Shareholders' equity....................................................................           173,190                 4,379
                                                                                                  --------              --------
                                                                                                  $189,164              $ 13,038
                                                                                                  ========              ========

*Eliminated in consolidation


            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   1999            1998               1997
                                                                                   ----            ----               ----
Corporate expenses.....................................................          $(4,493)        $ (4,191)         $(3,946)
Non-cash compensation..................................................           (1,973)              --               --
Other income (expense).................................................             (494)            (361)             908
Interest income........................................................            1,563              759            2,183
Interest expense.......................................................              (19)            (175)             (48)
Depreciation and amortization..........................................              (56)             (56)             (52)
Realized gain on marketable securities ................................           12,651           15,659              478
Income (loss) of unconsolidated subsidiaries...........................            5,697          (47,194)          (8,852)
                                                                                 -------         --------          -------
     Income (loss) before income taxes.................................           12,876          (35,559)          (9,329)
Income tax (expense) benefit...........................................           (2,656)          (6,025)             380
                                                                                 -------         --------          -------
     Net income (loss).................................................           10,220          (41,584)          (8,949)
                                                                                 -------         --------          -------
Other comprehensive income, net of tax:
     Unrealized gains (losses) on available for sale securities........            1,291            2,836              211
     Reclassification adjustment.......................................           (2,832)          (2,148)              --
                                                                                 -------         --------          -------
Comprehensive income (loss)............................................          $ 8,679         $(40,896)         $(8,738)
                                                                                 =======         ========          =======


Per share data:
     Basic earnings (loss) per share...................................          $   .22         $  (1.49)         $  (.29)
     Diluted earnings (loss) per share.................................          $   .22         $  (1.49)         $  (.29)


            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  1999             1998               1997
                                                                                  ----             ----               ----
Cash flows from operating activities:
     Net income (loss).................................................         $ 10,220          $(41,584)        $ (8,949)
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
     Depreciation and amortization.....................................               56                56               52
     (Income) loss of unconsolidated subsidiaries......................           (5,697)           47,194            8,852
     Non-cash compensation.............................................            1,973                --               --
     Decrease (increase) in prepaid expenses and other assets..........              207             3,169           (3,281)
     Increase (decrease) in accounts payable and accrued expenses......              327             4,600           (1,338)
     Increase (decrease) in other liabilities..........................            7,940             2,659             (790)
     (Gain) loss on sale of securities, net............................          (12,651)          (15,659)             791
     Recovery on note receivable.......................................               --                --              250
                                                                                --------          --------         --------
         Total adjustments.............................................           (7,845)           42,019            4,536
                                                                                --------          --------         --------
         Net cash provided by (used in) operating activities...........            2,375               435           (4,413)
                                                                                --------          --------         --------
Cash flows from investing activities:
     Purchase of Palmer Wireless.......................................                                 --          (44,015)
     Sale of available for sale securities.............................           21,435            44,487            8,097
     Purchase of available for sale securities.........................           (7,718)          (10,401)          (2,010)
     Purchase of investment in other cellular operations...............          (11,810)               --               --
     Capital expenditures and other....................................                                 --             (387)
     Advances to subsidiaries..........................................              178            (2,463)             (25)
                                                                                --------          --------         --------
         Net cash provided by (used in) investing activities...........            2,085            31,623          (38,340)
                                                                                --------          --------         --------
Cash flows from financing activities:
     Issuance of preferred stock.......................................                                 --               35
     Payment of PIK Preferred Stock dividend...........................                                 --           (1,176)
     Issuance and exercise of warrants.................................                                 --            4,288
     Issuance of common stock..........................................                                 --            6,047
     Cash transferred from PCH including cash used by PCC during
         the year......................................................           86,589
     Repurchase of paid in kind preferred stock........................                                 --          (28,225)
     Purchase of common stock..........................................          (57,056)          (17,412)         (20,241)
     Proceeds from exercise of stock options and warrants..............              230               610              193
                                                                                --------          --------         --------
         Net cash used in financing activities.........................           29,763           (16,802)         (39,079)
                                                                                --------          --------         --------
Net (decrease) increase in cash and cash equivalents...................           34,223            15,256          (81,832)
Cash and cash equivalents at beginning of year.........................           16,781             1,525           83,357
                                                                                ========          ========         ========
Cash and cash equivalents at end of year...............................         $ 51,004          $ 16,781         $  1,525
                                                                                ========          ========         ========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Income taxes, net of refunds..................................         $     --          $     --         $    872
                                                                                ========          ========         ========
         Interest......................................................         $     --          $     --         $     48
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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                                                       ALLOWANCE
                                                                                        AT DATES
                                                               BALANCE AT  ADDITIONS       OF        DEDUCTIONS     BALANCE
                                                                BEGINNING CHARGED TO  ACQUISITIONS     NET OF        AT END
DESCRIPTION                                                     OF PERIOD  EXPENSES  (DISPOSITIONS)  RECOVERIES    OF PERIOD
-----------                                                    ---------- ---------- --------------  ----------    ---------
For the year ended December 31, 1999:
     Allowance for doubtful accounts.......................      $1,596     $6,303           --        $(5,896)      $2,003
For the year ended December 31, 1998:
     Allowance for doubtful accounts.......................      $  818     $7,159           --        $(6,381)      $1,596
For the year ended December 31, 1997:
     Allowance for doubtful accounts.......................      $  474     $1,202       $1,134        $(1,992)      $  818

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  PRICE COMMUNICATIONS CORPORATION


                                  By:          /S/ ROBERT PRICE
                                     ---------------------------------------
                                                  ROBERT PRICE,
                                                    PRESIDENT

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


                             SIGNATURE                                            TITLE                          DATE
                             ---------                                            -----                          ----

BY:                      /S/ ROBERT PRICE                             Director and President                April 24, 2000
    -------------------------------------------------                    (Principal Executive
                            ROBERT PRICE                                 Officer)


By:                   /S/ GEORGE H. CADGENE                           Director                              April 24, 2000
    -------------------------------------------------
                         GEORGE H. CADGENE



BY:                 /S/ ROBERT F. ELLSWORTH                           Director                              April 24, 2000
   --------------------------------------------------
                        ROBERT F. ELLSWORTH





BY:                     /S/ KIM I. PRESSMAN                           Executive Vice President              April 24, 2000
   --------------------------------------------------                    And Principal Financial
                          KIM I. PRESSMAN                                and Accounting Officer

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