Form 10-Q
period 2000-03-31
PRICE COMMUNICATIONS CORP
filed 2000-05-11
CIK 355787

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

                  For the quarterly period ended March 31, 2000

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from        to

                               -------------------

                             Commission file number
                                     1-8309

                        PRICE COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as specified in its charter)

                 New York                                        13-2991700
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

          45 Rockefeller Plaza,                                    10020
           New York, New York                                    (Zip Code)
(Address of principal executive offices)

                  Registrant's telephone number (212) 757-5600

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
               Title of each class                         on which registered
     Common Stock, par value $.01per share               New York Stock Exchange
Associated Common Stock Rights Under Rights Plan          Boston Stock Exchange
                                                         Chicago Stock Exchange
                                                         Pacific Stock Exchange

         Securities registered pursuant to Section 12(g)of the Act: None

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of May 3, 2000 was 56,343,017.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.       FINANCIAL INFORMATION

      ITEM 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2000 and
                December 31, 1999 .........................................  I-1

              Condensed Consolidated Statements of Operations - Three
                months ended March 31, 2000 and 1999.......................  I-2

              Condensed Consolidated Statements of Cash Flows - Three
                months ended March 31, 2000 and 19999......................  I-3

              Condensed Consolidated Statement of Stockholders' Equity -
                Three months ended March 31, 2000..........................  I-4

              Notes to Condensed Consolidated Financial Statements.........  I-5

      ITEM 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  I-6

PART II.      OTHER INFORMATION

      ITEM 1.Legal Proceedings............................................. II-1

      ITEM 2.Changes in Securities......................................... II-1

      ITEM 3.Defaults Upon Senior Securities - None........................ II-1

      ITEM 4.Submission of Matters to a Vote of Security Holders........... II-1

      ITEM 5.Other Information............................................. II-1

      ITEM 6.Exhibits and Reports on Form 8-K.............................. II-1

SIGNATURES................................................................. II-2

Item 1. Financial Statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                           (Unaudited)      (Audited)
                                                             March 31,      December 31,
                                                               2000            1999
                                                            ----------      ----------
                                     Assets
Current assets:
  Cash and cash equivalents                                 $  170,509      $  194,231
  Trade accounts receivable, net of
    allowance for doubtful accounts                             20,374          25,056
  Receivable from other cellular carriers                        6,701           2,505
  Available for sale securities                                 16,125           2,056
  Inventory                                                      3,945           5,205
  Deferred income taxes                                          4,354             409
  Prepaid expenses and other current assets                        726             138
                                                            ----------      ----------

        Total current assets                                   222,734         229,600

Net property and equipment                                     150,451         144,313
Licenses, net of amortization                                  849,179         854,799
Other intangible and other assets, net of amortization          29,667          30,282
                                                            ----------      ----------
                                                            $1,252,031      $1,258,994
                                                            ==========      ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                          7,990          15,895
  Accrued interest payable                                      18,813          11,942
  Accrued salaries and employee benefits                         1,722           1,642
  Deferred revenue                                               5,713           5,525
  Customer deposits                                              1,371           1,222
  Other current liabilities                                     13,900          15,214
                                                            ----------      ----------

        Total current liabilities                               49,509          51,440

Long-term debt                                                 700,000         700,000
Accrued income taxes - long term                                40,661          37,934
Deferred income taxes                                          291,982         292,482
Minority interests                                               4,251           3,948
                                                            ----------      ----------

        Total liabilities                                    1,086,403       1,085,804
                                                            ----------      ----------

Commitments and contingencies

Shareholders' equity                                           165,628         173,190
                                                            ----------      ----------
                                                            $1,252,031      $1,258,994
                                                            ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                     ($in thousands, except per share data)
                                   (Unaudited)

                                                                        For the three months
                                                                           ended March 31,
                                                                      2000               1999
                                                                  ------------       ------------
Revenue:
  Service                                                         $     60,950       $     52,821
  Equipment sales and installation                                       5,664              3,770
                                                                  ------------       ------------
      Total revenue                                                     66,614             56,591
                                                                  ------------       ------------

Operating expenses:
  Engineering, technical and other direct                                7,087              8,313
  Cost of equipment                                                      9,151              6,840
  Selling, general and administrative                                   16,322             14,663
  Non-cash compensation-selling, general and administration                912                375
  Depreciation and amortization                                         11,730             10,734
                                                                  ------------       ------------
      Total operating expenses                                          45,202             40,925
                                                                  ------------       ------------
      Operating income                                                  21,412             15,666
                                                                  ------------       ------------

Other income (expense):
  Interest expense, net                                                (15,450)           (21,072)
  Other income, net                                                      3,361                774
                                                                  ------------       ------------
      Total other expense                                              (12,089)           (20,298)
                                                                  ------------       ------------
      Income (loss) before minority interest
        share of income and income taxes                                 9,323             (4,632)

Minority interest share of income                                         (309)              (617)
                                                                  ------------       ------------
      Income (loss) before income taxes                                  9,014             (5,249)

Income tax (expense) benefit                                            (3,335)             1,942
                                                                  ------------       ------------
      Net income (loss)                                           $      5,679       $     (3,307)
                                                                  ------------       ------------

Other comprehensive income, net of tax
  Unrealized gains (losses) on available for sale securities            (4,296)             2,864
  Reclassification adjustment                                           (2,049)               (52)
                                                                  ------------       ------------
Comprehensive income (loss)                                       $       (666)      $       (495)
                                                                  ============       ============

Per share data:
  Basic earnings (loss) per share                                 $       0.10       $      (0.09)
  Weighted average shares outstanding                               56,463,000         35,619,000
  Diluted earnings (loss) per share                               $       0.10       $      (0.09)
  Weighted average shares outstanding                               57,052,000         35,619,000

See accompanying notes to condensed consolidated financial statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                  (Unaudited)

                                                                            For the three months
                                                                               ended March 31,
                                                                          -------------------------
                                                                            2000            1999
                                                                          ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                                       $   5,679       $  (3,307)
                                                                          ---------       ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                          11,730          10,734
      Minority interest share of income                                         309             617
      Deferred income taxes                                                  (1,164)         (1,734)
      Gain on available for sale securities                                  (3,417)           (731)
      Non-cash compensation                                                     912             375
      Interest deferred and added to long-term debt                              --           5,633
      Amortization of deferred finance                                          608             594
      Decrease (increase) in trade accounts receivable                          486            (535)
      Decrease in inventory                                                   1,260           1,230
      (Decrease) increase in accounts payable and accrued expenses           (5,360)            585
      Increase in accrued interest payable                                    6,871           6,683
      Change in other accounts                                                 (150)            (75)
                                                                          ---------       ---------
        Total adjustments                                                    12,085          23,376
                                                                          ---------       ---------
          Net cash provided by operating activities                          17,764          20,069
                                                                          ---------       ---------

Cash flows from investing activities:
  Capital expenditures                                                      (12,085)         (5,814)
  Proceeds from sale of available for sale securities                            18           1,443
  Sale of available for sale securities                                       3,861              --
  Purchase of available for sale securities                                 (23,381)           (921)
  Purchase of minority interests                                               (281)             --
  Increase in other intangible assets and other assets                           --            (788)
                                                                          ---------       ---------
          Net cash used in investing activities                             (31,868)         (6,080)
                                                                          ---------       ---------

Cash flows from financing activities:
  Purchase and retirement of common stock                                    (9,968)         (7,928)
  Exercise of employee stock options                                            350              15
                                                                          ---------       ---------
          Net cash used in financing activities                              (9,618)         (7,913)
                                                                          ---------       ---------
          Net (decrease) increase in cash and cash equivalents              (23,722)          6,076
Cash and cash equivalents at the beginning of period                        194,231         204,999
                                                                          ---------       ---------
Cash and cash equivalents at the end of period                            $ 170,509       $ 211,075
                                                                          =========       =========

Supplemental disclosure of cash flow information:
  Non-cash transaction-payment of bonus in stock                          $      --       $     595
                                                                          =========       =========
  Income taxes paid, net                                                  $   1,413       $     167
                                                                          =========       =========
  Interest paid                                                           $  10,281       $  10,281
                                                                          =========       =========

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Stockholder's Equity

                                 ($ in thousands)

                                           Common Stock
                                              Class A            Additional                                              Total
                                      -----------------------      paid-in      Unearned      Unrealized   Retained   shareholders'
                                       Shares       Par Value      capital    compensation    gain (loss)  earnings      equity
                                      ---------     ---------    ----------   ------------    -----------  ---------  -------------
Balance December 31, 1999                56,649     $     567     $ 219,896     $ (65,978)     $   1,291   $  17,414    $ 173,190

Change in unrealized gain on
  available for sale securities,
  net of tax effect                                                                               (5,587)                  (5,587)
Purchase and retirement of treasury
  stock                                    (423)           (4)       (9,964)                                               (9,968)
Cashless stock option exercise               30                                                                                --
Stock options exercised for cash            172             2           348                                                   350
Deferred compensation expense
  associated with the conversion of
  preferred stock to common stock                                                     912                                     912
Tax benefit from the exercise of
  stock options                                                       1,052                                                 1,052
Net income                                                                                                     5,679        5,679

                                      ---------     ---------     ---------     ---------      ---------   ---------    ---------
Balances at March 31, 2000               56,428     $     565     $ 211,332     $ (65,066)     $  (4,296)  $  23,093    $ 165,628
                                      =========     =========     =========     =========      =========   =========    =========

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

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000, as amended by Statement of Financial Standards No. 137 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

Reclassifications

      Certain reclassifications have been made to the 1999 Financial Statements to conform to the 2000 presentation.

(2) Shareholders' Equity

      In January 1999, the Company's Board of Directors approved a five-for-four stock split of the Company's Common Stock to shareholders of record as of the close of business on January 12, 1999. The stated par value of each share was not changed from $.01. Approximately $6.7 million shares were issued as a result of the stock split.

      In April 1999, the Company's Board of Directors declared a five-for-four stock split of the Company's Class A Common Stock, payable in the form of 25% stock dividend on May 4, 1999 to shareholders of record at the close of business on April 21, 1999.

      In August 1999, the Company's Board of Directors declared a stock dividend of the Company's Class A Common Stock, payable in the form of a 5% stock dividend on August 5, 1999 to shareholders of record at the close of business on August 12, 1999.

      The Company's Board of Directors has authorized stock repurchase programs of the Company's Class A Common Stock. The company is authorized to make such purchases from time to time in the market or in private negotiated transactions when it is legally permissible to do so or believed to be in the best interests of the Company. During the first quarter of 2000, the company repurchased and retired 422,500 shares at an average price of $23.59 per share.

      All prior year earnings (loss) per common share as well as all other share data have been adjusted to reflect all of the stock splits and the stock dividend during the year ended December 31, 1999.

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

OVERVIEW

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 2000, the Company provided cellular telephone service to 476,661 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally-recognized service mark CELLULARONE.

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

Market Ownership

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of March 31, 2000, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage and the Net Pops as of March 31, 2000.

                           MSA         Estimated
Service Area              Rank       Population (1)     Percentage      Net Pops
------------              ----       --------------     ----------      --------
Albany, GA .............   271            118,442          100.0%        118,442
Augusta, GA ............   106            440,242          100.0         440,242
Columbus, GA ...........   165            249,365           99.1         247,121
Macon, GA ..............   139            322,093           99.6         320,805
Savannah, GA ...........   153            287,349           98.5         283,039
Georgia-6 RSA ..........    --            204,765           99.5         203,741
Georgia-7 RSA ..........    --            134,698          100.0         134,698
Georgia-8 RSA ..........    --            159,858          100.0         159,858
Georgia-9 RSA ..........    --            119,299          100.0         119,299
Georgia-10 RSA .........    --            152,871          100.0         152,871
Georgia-12 RSA .........    --            220,340          100.0         220,340
Georgia-13 RSA .........    --            150,714          100.0         150,714
Dothan, AL .............   250            134,980           95.0         128,231
Montgomery, AL .........   137            323,675           94.6         306,197
Alabama-8 RSA ..........    --            178,813          100.0         178,813
                                        ---------                      ---------
  Subtotal .............                3,197,504                      3,164,411
                                        ---------                      ---------
Panama City, FL ........   233            148,422           92.0         136,548
                                        ---------                      ---------
  Total                                 3,345,926                      3,300,959
                                        ---------                      ---------

(1)   Based on population estimates for 1999 from the DLJ 1999-2000 Winter Book.

RESULTS OF OPERATIONS

   The following table sets forth for the Company the percentage which certain amounts bear to total revenue.

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                           2000           1999
                                                          ------         ------
Revenue:
  Service ........................................          91.5%          93.3%
  Equipment sales and installation ...............           8.5            6.7
                                                          ------         ------
      Total revenue ..............................         100.0          100.0
Operating expenses:
  Engineering, technical and other direct:
    Engineering and technical (1) ................           5.4            6.4
    Other direct costs of services (2) ...........           5.3            8.3
  Cost of equipment (3) ..........................          13.7           12.1
  Selling, general and administrative:
    Sales and marketing (4) ......................           8.3            8.8
    Customer service (5) .........................           7.5            6.3
    General and administrative (6) ...............           8.7           10.8
    Non-cash compensation ........................           1.4            0.7
  Depreciation and amortization ..................          17.6           18.9
                                                          ------         ------
      Total operating expenses ...................          67.9           72.3
  Operating income ...............................          32.1%          27.7%
  Operating income before depreciation and
    amortization - adjusted EBITDA (7) ...........          51.1%          47.3%
  Operating income before depreciation and
    amortization - Price Communications
    Wireless, Inc. (8) ...........................          53.3%          49.6%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing billings generated in-house.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Adjusted EBITDA represents operating income before Depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally excepted accounting principles. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before Depreciation and amortization of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $1.5 million for the current quarter and $1.3 million for the same period last year of the Company's general and administrative expenses.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Revenue. Service revenues totaled $61.0 million for the first quarter of 2000, an increase of 15.4% from $52.8 million for the same period in 1999. The increase is attributable to a combination of several factors which showed positive trends when comparing the current quarter to the first quarter of 1999. An increase in the average number of cellular subscribers generated additional access revenue ($2.6 million) as well as additional feature revenue ($600,000). The three month period ending March 31, 2000 reflected an additional $3.1 million of prepaid airtime revenue and toll revenue compared to the first three months of 1999. The Company's outcollect roaming revenue, which is revenue that the Company collects from other cellular companies' subscribers using their cellular phones in our markets, increased from $8.7 million for the first quarter in 1999 to $9.8 million for the first quarter in 2000, an increase of 13.1%. The increase in the number of outcollect minutes from 18.2 million minutes in the first quarter of 1999 to 26.7 million minutes for the same period in 2000 (an increase of 46%) is not directly proportional to the increase in revenue because of negotiated reimbursement rates with certain carriers that changed during the first quarter of 2000.

      Average monthly revenue per post-paid subscriber (based upon service revenue only) includes local revenue as well as roaming revenue, but does not include incollect revenue from subscribers, as this revenue is accounted for as an offset to the Company's direct cost of service. Such revenue remained flat at $46.23 for the current quarter compared to $46.22 for the same period last year. The total local minutes used per subscriber increased from 201 minutes to 321 minutes thus indicating a greater acceptance by customers of the use of their cellular service, which may eventually create increased airtime revenue for the Company.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment and accessory sales, increased from $3.8 million for the first quarter of 1999 to $5.7 million for the current three month period. The increase is primarily due to a 38.6% increase in gross subscriber activations in the current quarter of 2000 compared to the same period in 1999. Also contributing to the increase are higher accessory sales, as well as an increase in the price point for phone sales, as the Company continues to sell more digital phones. As a percentage of revenue, equipment sales and installation revenue increased to 8.5% in the current quarter of 2000 from 6.7% in the same quarter of 1999.

      Operating Expenses. Total operating expenses increased from $40.9 million in the first quarter of 1999 to $45.2 million in the current quarter. As a percentage of total revenue, however, operating expenses decreased to 67.9% of revenue for the current quarter in 2000 from 72.3 % of revenue for the same quarter in 1999.

      Engineering, technical and other direct decreased by $1.2 million to $7.1 million in the current quarter from $8.3 million in the first quarter of 1999. Included in engineering, technical and other direct is the net cost of incollect roaming which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets and the amount billed to these subscribers by the Company. This net decrease amounted to $1.6 million for the current three month period compared to the same period in the prior year. The primary reason for the decrease was the more favorable rates negotiated with the other cellular carriers during the first three months of 2000 which as previously stated, had an effect on roaming revenue. Partially offsetting this decrease, were increases in long distance, directory assistance and other variable telephone costs directly related to additional usage due to the increase in the average number of subscribers.

      The increase in cost of equipment from $6.8 million in the first quarter of 1999 to $9.2 million in the first quarter of 2000 is a direct result of additional phone sales to the increased number of gross subscriber additions in the current quarter over the same period last year. In the current period, the Company was able to recover approximately 62% of its cost which compares favorably to the 55% recovery in the same quarter of 1999.

      Selling, general and administrative expenses increased $1.7 million, but as a percentage of revenue decreased from 25.9% to 24.5% when comparing the first quarter of 2000 to the same period in 1999. Sales and marketing (including the cost of installation) increased $553,000 when comparing the current quarter to last year's first quarter. Increases in advertising and commissions were the principal expenses that contributed to the increase. The cost to add a gross subscriber, which includes sales and marketing costs combined with the loss on equipment sales, an important statistic in the cellular industry, decreased from approximately $199 per subscriber for the first three months of 1999 to approximately $161 for the first quarter in 2000. The increase in the number of prepaid subscribers in the current quarter compared to last year's first quarter is the primary reason for the decrease. Prepaid subscriber additions usually result in smaller commissions and a reduced equipment loss thus positively effecting the cost to add a gross subscriber.

      Customer service, which is included in general and administrative expenses, amounted to $5.0 million for the current three month period compared to $3.6 million for the same period last year. Increases in the costs relating to the generation of subscribers' monthly invoices, as well as additional payroll costs, were the primary items that contributed to the increase. Both of these expenses were higher because of the increase in the number of subscribers for the first quarter of 2000 compared to the first quarter of 1999. For the current three month period, customer service costs amounted to 7.5% of revenue compared to 6.3% for the same period in 1999.

      General and administrative expenses decreased $316,000 for the current quarter compared to the same quarter in 1999. The decrease was principally due to a $411,000 decrease in the provision for bad debts. Most other items, including payroll and related benefits, had little or no increase. General and administrative expenses, without customer service costs, decreased to 8.7% of total revenue for the current quarter compared to 10.8% for the same period in 1999.

      Included in operating expenses is a charge of $912,000 for the current quarter and $375,000 for the same period in 1999, for non-cash compensation on the conversion by an officer of the Corporation of the Company's Preferred stock into common stock. Such charges are being amortized over the vesting period of the common stock. The current three month period represents three months of amortization for all of the conversions whereas the first quarter in 1999 represents amortization for those that occurred prior to March 31, 1999.

      Depreciation and amortization increased $1.0 million to $11.7 million for the first quarter of 2000 from $10.7 million for the first quarter of 1999 as a result of fixed asset additions during 1999 and the first three months of 2000. As a percentage of revenue, depreciation and amortization decreased to 17.6% for the first quarter of 2000 compared to 18.9% for the first quarter of 1999.

      Operating income increased approximately $5.7 million or 36.7% to $21.4 million in the first quarter of 2000 from $15.7 million for the same period in 1999. Operating income before depreciation and amortization and non-cash compensation amounted to 51.1% of total revenue in the current quarter compared to 47.3.% of total revenue for the quarter ended March 31, in 1999. This increase in operating margin is a combined result of the strong increase in revenue as a result of subscriber growth, increases in roaming revenue, and the continuing emphasis by management of maintaining cost controls, which has resulted in an average operating cost per subscriber (total operating costs before depreciation and amortization, non-cash compensation and Corporate overhead) of $18.24 for the current three month period compared to $21.20 for the first quarter of 1999.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense decreased to $15.5 million for the quarter ended March 31, 2000 from $21.1 million in the first quarter of 1999. In June of 1999, the Company allowed the conversion of the $200 million 11 1/4% Payable-in-Kind Notes and therefore did not incur any interest expense on that debt for the first three months of 2000.

      The current period's income tax provision of $3.3 million compared to the income tax benefit of $1.9 million in the first quarter of 1999 is a result of financial statement taxable income for the first three months of 2000 compared to a financial statement taxable loss for the first three months of 1999 accrued at a rate of approximately 37%.

      The net income of $5.7 million for the first quarter of 2000 compared to a net loss of $3.3 million for the first quarter of 1999 is a function of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through the issuance of debt, and to a lesser extent, operating cash flow. During the three month period ended March 31, 2000, the Company generated $17.8 million of cash from operating activities as shown in the Condensed Consolidated Statements of Cash Flows. The Company's EBITDA (earnings before interest, depreciation and amortization and non-cash compensation) was $34.1 million for the current quarter. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million of which $10.3 million was paid in January 2000. The remaining cash interest requirements are approximately $24.0 million during the second quarter, $10.3 million during the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash position ($170.5 million), there does not appear to be a necessity to provide additional funding for the foreseeable future. The Company's outstanding debt instruments consist of $525 million 9 1/8% Senior Secured Notes due December 15, 2006, and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

YEAR 2000 IMPACT

The Company with guidance from its current billing vendor and MIS outsource provider (EDS), completed all testing and upgrades during the fourth quarter of 1999. As a result of the upgrades, the Company did not experience any significant operational or financial reporting problems including any problems related to the leap year.

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

                                     PRICE COMMUNICATIONS CORPORATION


Date: May 10, 2000                   By: /s/ Robert Price
                                        ----------------------------------------
                                     Robert Price
                                     Director, President and Treasurer


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