Form 10-K/A
period 1999-12-31
PRICE COMMUNICATIONS CORP
filed 2000-05-16
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K/A
                               AMENDMENT NUMBER 2
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1999 or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______________________ to ________________________

                         COMMISSION FILE NUMBER 1-8309.

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                         ON WHICH REGISTERED
             -------------------                         -------------------
    Common Stock, par value $.01 per share             New York Stock Exchange
Associated Common Stock Rights Under Rights Plan        Boston Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

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

         Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange ("NYSE") on February 29, 2000 approximated $1.188 billion.

The number of shares outstanding of the Company's common stock as of February 29, 2000 was 56,420,045.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.
================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information with respect to the directors and executive officers of the Company and certain executive officers of Price Communications Wireless, Inc. ("PCW"):

NAME                                           AGE             OFFICE
---------------------------------------------- --------------- ----------------------------------------------------
Robert Price...............................    67              Director,  President,  Chief  Executive  Officer and
                                                               Treasurer
Kim I. Pressman............................    43              Executive Vice President,  Chief Financial  Officer,
                                                               and Assistant Treasurer
Ellen S. Fader.............................    47              Senior Vice President and Secretary
George H. Cadgene..........................    81              Director
Robert F. Ellsworth........................    73              Director
Dennis W. Stone............................    41              President of PCW
Michael N. Bruno...........................    31              Executive Vice President of PCW


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

         Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Ms. Pressman was elected Executive Vice President & Chief Financial Officer in May 1998. Before assuming her other office as Secretary in October 1994 (in which she served until August 1997 and again from February 1998 to February 2000), Ms. Pressman was Vice President and Treasurer of the Company from November 1987 to December 1989, and Senior Vice President of the Company from January 1990 to September 1994. She was also Secretary of the Company from July 1989 to February 1990. Ms. Pressman was Vice President--Broadcasting and Vice President, Controller, and Assistant Treasurer of the Company from 1984 to October 1987. Ms. Pressman served as a Director of TLM Corporation, Fairmont Communications Corporation, and NTG, Inc. Prior to joining the Company in 1984, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting of Dun & Bradstreet Company, a large group owner of broadcasting stations. Ms. Pressman is a Director, Vice President, Treasurer and Secretary of TLM Corporation. Until June 1998, she served as a Director, Vice President and Secretary of PriCellular for more than the past five years.

         Ellen Strahs Fader rejoined the Company in February, 2000 and was previously employed by the Company from 1981 to 1989. From 1989 until 1994, she was employed by Osborn Communications, a publicly-held media company, as Senior Vice President, Corporate Affairs. From 1994 through 1998, Ms. Fader served as Vice President, Investor Relations at Katz Media Group, a leading media representation firm. She also served as Vice President, Investor Relations for Metromedia Company's three publicly-held portfolio companies, Metromedia Fiber Network, Metromedia International Group and Big City Radio throughout 1999, at which time she returned to Price Communications. Ms. Fader served as Director of Telemation, Inc., a video production company, and Fairmont Communications Corporation, an owner and operator of major market radio stations, as a member of the Advisory Board of American Women in Radio and Television and is a member of the National Investor Relations Institute. She is a graduate of Fordham University and State University of New York.

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

         Dennis Stone has been employed by Price Communications Wireless since August, 1998. Initially, he was Vice President and General Manager of the Company's Columbus, GA MSA. He was later promoted to President in November, 1998. Prior to that, he was employed by PriCellular Corporation since July, 1991, most recently as Regional General Manager in that Company's New York cluster. During his tenure with PriCellular, Dennis has held increasingly responsible positions as General Manager of the New York and Alabama properties. Mr. Stone resides in Atlanta, Georgia with his wife and daughter. He attended the University of Texas at Tyler.

         Michael Bruno joined Price Communications Wireless in September, 1998 as Corporate Consultant and was promoted to Executive Vice President in November, 1998. Previously, he was employed by PriCellular Corporation as Vice President and General Manager of certain Ohio and New York properties from 1995 to 1998. From 1993 to 1995, he was a Sales Manager for Sterling Cellular Corporation in its Ohio-9 RSA. He attended the State University of New York at Albany where he received a Bachelor of Science degree in Business Administration.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

         Directors are compensated for their reasonable travel and related expenses in attending in-person Board of Directors or committee meetings, and directors who are not officers or employees of the Company receive fees of $25,000 per annum, and also received a bonus of $20,000 and $15,000 for services during 1999 and 1998 due to the significant demands made on such directors during the year.

EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation paid to the executive officers of the Company for the three years ended December 31, 1999 and compensation paid to the named executive officers of PCW for the three years ended December 31, 1999.

                                                                                              LONG-TERM
                                                 ANNUAL COMPENSATION                        COMPENSATION
                                                 -------------------------------------------------------

                                                                                        SECURITIES
                NAME AND                                                                UNDERLYING              ALL OTHER
           PRINCIPAL POSITION               YEAR       SALARY ($)    BONUS ($)          OPTIONS(2)            COMPENSATION
Robert Price,
Chief Executive Officer and Treasurer       1999         $586,200     $500,000                    0
                                            1998         $375,000     $500,000 (1)                0
                                            1997         $375,000     $500,000 (1)          320,435

Kim I. Pressman                             1999         $185,000     $350,000               24,609
Executive Vice President, Chief             1998         $197,000      $50,000 (1)           22,969
    Financial Officer & Secretary (4)       1997          $90,900           $0              320,435            $155,000  (3)

                                                                                              LONG-TERM
                                                 ANNUAL COMPENSATION                        COMPENSATION
                                                 -------------------------------------------------------

                                                                                        SECURITIES
                NAME AND                                                                UNDERLYING              ALL OTHER
           PRINCIPAL POSITION               YEAR       SALARY ($)    BONUS ($)          OPTIONS(2)            COMPENSATION

Dennis W. Stone                             1999         $146,500     $183,500               43,313              $4,200
President, PCW

Michael N. Bruno                            1999         $135,000     $183,500               38,063              $4,387
Executive Vice President, PCW

------------------
(1)      Paid in Common Stock of the Company.
(2) Gives effect to five-for-four stock splits of the Company's Common Stock, in the form of stock dividends, paid on December 23, 1997, April 1, 1998, April 30, 1998, January 25, 1999, and May 4, 1999, a
         two-for-one stock split paid August 31, 1998, and a five percent stock dividend paid on August 26, 1999.
(3)      Consists primarily of amounts paid under former employment agreement.
(4)      Ms. Pressman resigned the office of Secretary in February, 2000.

STOCK OPTIONS

         The following table reflects the number of options for shares of the Company's Common Stock subject to options granted under the Company's 1992 Long Term Incentive Plan (the "LTIP") during the year ended December 31, 1999 to executive officers of the Company and the named executive officers of PCW.

                                         OPTION GRANTS IN LAST FISCAL YEAR



                                                                                             POTENTIAL REALIZED
                       NUMBER OF          % OF TOTAL                                          VALUE AT ASSUMED
                       SECURITIES           OPTIONS                                           ANNUAL RATES OF
                       UNDERLYING         GRANTED TO                                            STOCK PRICE  R
                       OPTIONS           EMPLOYEES IN      EXERCISE         EXPIRATION         APPRECIATION FOR
NAME                   GRANTED (1)(2)    FISCAL YEAR       PRICE (2)           DATE             OPTION TERM (3)
---------------------- --------------    ------------      ---------        ----------       -------------------
                                                                                             5%         10%
                                                                                             ---------  --------
Michael N. Bruno               32,813           15.5%          $8.02          1/3/09          $165,500  $419,410
                                5,250                         $15.20         7/13/09            50,186   127,181

Kim I. Pressman                24,609            9.9%          $8.02          1/3/09           124,121   314,548

Dennis W. Stone                32,813           17.4%          $8.02          1/3/09           165,500   419,410
                               10,500                         $15.20         7/13/09           100,372   254,361

----------------------
(1) Upon the occurrence of a "change in control" of the Company, as defined in the LTIP, the Company's Stock Option and Compensation Committee may, in its discretion, provide for the purchase of any then outstanding options by the Company or a designated subsidiary for an amount of cash equal to the excess of (i) the product of the "change in control price" (as defined below) and the number of shares of the Company's Common Stock subject to the options over (ii) the aggregate exercise price of such options. The change in control price means the higher of (1) the highest price per share of the Company's Common Stock paid in any transaction related to a change in control of the Company and (ii) the "highest fair market value," as defined in the LTIP, of the Company's Common Stock at any time during the 60-day period preceding the change in control.

(2) Number of options and exercise price give effect to two five-for-four stock splits, in the form of stock dividends, paid on January 25, 1999 and May 4, 1999, and a 5% stock dividend paid on August 26, 1999.

(3) In order to realize these potential values, the closing price of the Company's Common Stock on January 3, 2009 would have to be $13.06 and $20.80 per share and on July 13, 2009 would have to be $24.76 and $39.42, respectively.

         The following table reflects the number of stock options held by the executive officers of the Company and the named executive officers of PCW on December 31, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                                          NUMBER OF SECURITIES
                                                               UNDERLYING                     VALUE OF UNEXERCISED IN-THE-
                            SHARES                       UNEXERCISED OPTIONS AT               MONEY OPTIONS AT FISCAL YEAR
                           ACQUIRED                        FISCAL YEAR END (1)                             END
                              ON        VALUE           -------------------------           ---------------------------------
                           EXERCISE    REALIZED                           UNEXER-
NAME                          (1)        ($)            EXERCISABLE       CISABLE           EXERCISABLE          NEXERCISABLE
-------------------        --------   ----------        -----------     ---------           -----------          ------------
Michael N. Bruno               ----         ----                           38,063                                  $484,909
Kim I. Pressman             320,435   $2,453,131             22,969        24,609             $408,848              337,882
Robert Price                320,435   $2,453,131               ----          ----                 ----                 ----
Dennis Stone                   ----         ----                           43,313                                   519,297

-------------------
(1) Numbers of shares gives effect to five-for-four stock splits, in the form of stock dividends, paid on December 31, 1997, April 1, 1998, April 30, 1998, January 25, 1999, May 4, 1999, a 2 for 1 stock split paid on August 31, 1998, and a 5% stock dividend paid on August 26, 1999.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 2000 by (i) each person or group known to the Company who beneficially owns more than five percent of the Company's Common Stock and (ii) all directors and executive officers of the Company and the named executive officers of Price Communications Wireless, Inc. ("PCW") as a group:

     NAME OF BENEFICIAL                                          NUMBER OF       PERCENTAGE OF
           OWNER                          CLASS OF STOCK        SHARES(1)(2)        CLASS
------------------------------------ -------------------------- ---------------  -------------
Robert Price..............           Common Stock               6,203,100(4)             11.0%


George H. Cadgene.........           Common Stock                  14,149                  (3)


Robert F. Ellsworth.......           Common Stock                   6,727                  (3)


Ellen S. Fader............           Common Stock                  12,000                  (3)


Kim I. Pressman...........           Common Stock                 402,858(5)               (3)


Dennis W. Stone...........           Common Stock                   1,803                  (3)


Michael N. Bruno..........           Common Stock                   3,896                  (3)


All directors and executive
officers and named executive
officers of PCW as a group (7
persons)                             Common Stock               6,644,533                11.8%

(1) Under the applicable rules of the Securities and Exchange Commission (the "SEC"), each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Information as to number of shares of the Company's Common Stock and voting power of Preferred Stock gives effect to five-for-four stock splits of the Company's Common Stock, in the form of stock dividends payable on December 23, 1997, April 1, 1998, April 30, 1998, January 25, 1999, and May 4, 1999, a two-for-one stock split on August 31, 1998, and a 5% stock dividend payable on August 26, 1999.
(2)      Includes options exercisable within 60 days of March 31, 2000.
(3)      Less than 1%.
(4) Excludes approximately 8.0 million shares owned by members of Mr. Price's family as to which he disclaims legal and beneficial ownership.
(5) Includes 22,969 options on the Company's common stock which are exercisable within 60 days of March 31, 2000. Excludes 18,431 shares held by Ms. Pressman's children as to which she disclaims beneficial ownership.

ITEM 13.  RELATED PARTY TRANSACTIONS

         On May 21, 1997, the Board of Directors of the Company authorized the sale to Mr. Price 728,000 shares of the Company's Series A Preferred Stock. The purpose of such shares was to provide Mr. Price with incentive to maximize shareholder value by permitting him to receive value from such shares if, among other things, the trading price of the Company's Common Stock reached certain trading levels.

         In June and August 1999, Mr. Price notified the Company that he was considering the exercise of his right to have the Series A Preferred Stock redeemed by the Company. Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have received cash payments totaling $63.0 million is respect of such redemptions. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 3.7 million shares of its Common Stock to Mr. Price in exchange for his shares of Series A Preferred Stock. The value of the Company's common stock received by Mr. Price on the two respective dates of conversion approximated $63.0 million.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRICE COMMUNICATIONS CORPORATION

                                         By: /s/  Robert Price
                                             ----------------------------
                                             Robert Price, President