Form 10-Q
period 2000-06-30
PRICE COMMUNICATIONS CORP
filed 2000-08-03
CIK 355787

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

                  For the quarterly period ended June 30, 2000

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of July 15, 2000 was 56,050,017.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements
           Condensed Consolidated Balance Sheets- June 30, 2000 and December 31, 1999..............       I-1

           Condensed Consolidated Statements of Operations - Three months ended
                  June 30, 2000 and 1999 and six months ended June 30, 2000 and 1999...............       I-2

           Condensed Consolidated Statements of Cash Flows - Six months ended
                  June 30, 2000 and 1999...........................................................       I-3

           Condensed Consolidated Statement of Shareholders' Equity - Six months ended
                  June 30, 2000....................................................................       I-4

           Notes to Condensed Consolidated Financial Statements....................................       I-5

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.......................................................................       I-7

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..............................       I-14


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings.......................................................................       II-1

   ITEM 2. Changes in Securities...................................................................       II-1

   ITEM 3. Defaults Upon Senior Securities- None...................................................       II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders.....................................       II-1

   ITEM 5. Other Information.......................................................................       II-1

   ITEM 6. Exhibits and Reports on Form 8-K........................................................       II-1

SIGNATURES.........................................................................................       II-2

Item 1. Financial Statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)    (Audited)
                                                         June 30,    December 31,
                                                           2000          1999
                                                        ----------    ----------
                                     Assets

Current assets:
       Cash and cash equivalents                        $  172,680    $  194,231
       Available for sale securities                        16,012         2,056
       Trade accounts receivable, net                       22,812        25,056
       Receivable from other cellular carriers               5,675         2,505
       Inventory                                             4,124         5,205
       Deferred income taxes                                 5,000           409
       Prepaid expenses and other current assets             1,262           138
                                                        ----------    ----------

                 Total current assets                      227,565       229,600

Net property and equipment                                 149,933       144,313
Licenses, net of amortization                              843,225       854,799
Other intangible and other assets,
     net of amortization                                    29,041        30,282
                                                        ----------    ----------
                                                        $1,249,764    $1,258,994
                                                        ==========    ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable and accrued expenses            $    8,115    $   15,895
       Accrued interest payable                             12,013        11,942
       Accrued salaries and employee benefits                1,409         1,642
       Deferred revenue                                      6,014         5,525
       Customer deposits                                     1,404         1,222
       Other current liabilities                            13,175        15,214
                                                        ----------    ----------

               Total current liabilities                    42,130        51,440

Long-term debt                                             700,000       700,000
Accrued income taxes - long term                            45,613        37,934
Deferred income taxes                                      291,982       292,482
Minority interests                                           4,658         3,948
                                                        ----------    ----------

               Total liabilities                         1,084,383     1,085,804
                                                        ----------    ----------

Commitments and contingencies

Shareholders' equity                                       165,381       173,190
                                                        ----------    ----------
                                                        $1,249,764    $1,258,994
                                                        ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                                  ----------------------------    ----------------------------
                                                                      2000            1999            2000            1999
                                                                  ------------    ------------    ------------    ------------
Revenue:
      Service                                                     $     65,251    $     59,839    $    126,201    $    112,660
      Equipment sales and installation                                   5,854           4,770          11,518           8,540
                                                                  ------------    ------------    ------------    ------------
              Total revenue                                             71,105          64,609         137,719         121,200
                                                                  ------------    ------------    ------------    ------------

Operating expenses:
      Engineering, technical and other direct                            7,460           8,076          14,547          16,389
      Cost of equipment                                                  9,080           7,601          18,231          14,441
      Selling, general and administrative                               15,616          16,149          31,938          30,812
      Non-cash compensation-selling, general and administrative            912             224           1,824             599
      Depreciation and amortization                                     11,864          10,681          23,594          21,415
                                                                  ------------    ------------    ------------    ------------
              Total operating expenses                                  44,932          42,731          90,134          83,656
                                                                  ------------    ------------    ------------    ------------

              Operating income                                          26,173          21,878          47,585          37,544
                                                                  ------------    ------------    ------------    ------------

Other income (expense):
      Interest expense, net                                            (15,030)        (21,298)        (30,480)        (42,370)
      Other income, net                                                  1,626             955           4,987           1,729
                                                                  ------------    ------------    ------------    ------------

              Total other expense                                      (13,404)        (20,343)        (25,493)        (40,641)
                                                                  ------------    ------------    ------------    ------------

              Income (loss) before minority interest
                share of income and income taxes                        12,769           1,535          22,092          (3,097)

Minority interest share of income                                         (407)           (370)           (716)           (987)
                                                                  ------------    ------------    ------------    ------------

              Income (loss) before income taxes                         12,362           1,165          21,376          (4,084)

Income tax (expense) benefit                                            (4,574)           (431)         (7,909)          1,511
                                                                  ------------    ------------    ------------    ------------

              Net income (loss)                                          7,788             734          13,467          (2,573)
                                                                  ------------    ------------    ------------    ------------

Other comprehensive income, net of tax
      Unrealized gain (loss) on available for sale securities              134          (1,439)         (4,157)          1,425
      Reclassification adjustment                                            8             (32)         (1,283)            (93)
                                                                  ------------    ------------    ------------    ------------
Comprehensive income (loss)                                       $      7,930    $       (737)   $      8,027    $     (1,241)
                                                                  ============    ============    ============    ============

Per share data:
      Basic earnings (loss) per share                             $       0.14    $       0.02    $       0.24    $      (0.07)
      Weighted average shares outstanding                           56,252,000      36,305,000      56,358,000      35,895,000
      Diluted earnings (loss) per share                           $       0.14    $       0.02    $       0.24    $      (0.07)
      Weighted average shares outstanding                           56,592,000      40,760,000      56,928,000      35,895,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)

                                   (Unaudited)

                                                                                 FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                               ----------------------
                                                                                  2000         1999
                                                                               ---------    ---------
Cash flows from operating activities:
      Net income (loss)                                                        $  13,467    $  (2,573)
                                                                               ---------    ---------
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
                Depreciation and amortization                                     23,594       21,415
                Minority interest share of income                                    716          987
                Deferred income taxes                                             (1,892)      (1,734)
                Gain on sale of marketable securities                             (4,284)      (1,735)
                Interest deferred and added to long-term debt                       --         11,309
                Amortization of deferred finance costs                             1,215        1,307
                Non-cash compensation                                              1,825          599
                Increase in trade and other receivables                             (926)      (4,352)
                (Decrease) increase in accounts payable and accrued expenses      (1,232)      14,213
                Increase (decrease) in accrued interest payable                       71         (162)
                Changes in other accounts                                            735        2,225
                                                                               ---------    ---------
                   Total adjustments                                              19,822       44,072
                                                                               ---------    ---------
                     Net cash provided by operating activities                    33,289       41,499
                                                                               ---------    ---------

Cash flows from investing activities:
      Capital expenditures                                                       (17,464)     (10,771)
      Proceeds from the sale of available-for-sale securities                      5,992        2,742
      Purchase of available-for-sale securities                                  (24,505)      (1,282)
      Purchase of minority interests                                                (293)      (7,177)
                                                                               ---------    ---------
                     Net cash used in investing activities                       (36,270)     (16,488)
                                                                               ---------    ---------

Cash flows from financing activities:
      Purchase and retirement of common stock                                    (19,000)     (31,565)
      Decrease (increase) in other intangible assets and other assets                 12         (788)
      Exercise of employee stock options                                             418           15
                                                                               ---------    ---------
                     Net cash used in financing activities                       (18,570)     (32,338)
                                                                               ---------    ---------

                     Net decrease in cash and cash equivalents                   (21,551)      (7,327)
Cash and cash equivalents at the beginning of period                             194,231      204,999
                                                                               ---------    ---------
Cash and cash equivalents at the end of period                                 $ 172,680    $ 197,672
                                                                               =========    =========
Supplemental disclosure of cash flow information:
      Non-cash transactions - stock bonus                                      $    --      $     595
                                                                               =========    =========
      Income taxes paid, net                                                   $   1,866    $     205
                                                                               =========    =========
      Interest paid                                                            $  34,234    $  34,234
                                                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Shareholders' Equity

                                ($ in thousands)

                                   (Unaudited)

                                                   Common Stock
                                                     Class A          Additional                                          Total
                                                --------------------   paid-in     Unearned    Unrealized   Retained  shareholders'
                                                Shares     Par Value   capital   compensation  gain (loss)  earnings     equity
                                                -------    ---------  ---------- ------------  -----------  --------  -------------
Balance at December 31, 1999                     56,649    $    567   $ 219,896    $(65,978)    $ 1,291     $17,414     $173,190

Change in unrealized gain on
         available for sale securities
         net of tax effect                                                                       (5,660)                  (5,660)

Purchase and retirement of treasury stock          (843)         (8)    (18,992)                                         (19,000)
Cashless stock option exercise                       30        --          --                                                 --
Stock options exercised for cash                    214           2         416                                              418
Deferred compensation expense
         associated with the conversion of
         preferred stock to common stock                                              1,825                                1,825
Tax benefit from the exercise of stock options                            1,141                                            1,141
Net income                                                                                                   13,467       13,467
                                                -------    --------   ---------    --------     -------     -------     --------
Balance at June 30, 2000                         56,050    $    561   $ 202,461    $(64,153)    $(4,369)    $30,881     $165,381
                                                =======    ========   =========    ========     =======     =======     ========


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

(2)  SHAREHOLDERS' EQUITY

     In January 1999, the Company's Board of Directors approved a five-for-four stock split of the Company's Class A common stock payable in the form of a 25% stock dividend to shareholders of record as of the close of business on January 19, 1999. The stated par value of each share was not changed from $.01. Approximately 5.4 million shares were issued as a result of the stock split.

     In April 1999, the Company's Board of Directors declared a five-for-four stock split of the Company's Class A common stock payable in the form of a 25% stock dividend on May 4, 1999 to shareholders of record at the close of business on April 21, 1999. Approximately 6.7 million shares were issued as a result of the stock split.

     In August 1999, the Company's Board of Directors declared a stock dividend of the Company's Class A common stock payable in the form of a 5% stock dividend on August 5, 1999 to shareholders of record at the close of business on August 12, 1999.

     The Company's Board of Directors has authorized stock repurchase programs of the Company's Class A common stock. The Company is authorized to make such purchases from time to time in the open market or in privately negotiated transactions when it is legally permissible to do so or it is believed to be in the Company's best interests. During the current six month period, the Company repurchased and retired 843,500 shares at an average price of $22.53 per share.

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

OVERVIEW

       The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 2000, the Company provided cellular telephone service to approximately 496,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

       During the course of the year, the Company has been engaged and continues to be engaged in preliminary discussions and negotiations with respect to potential acquisitions, exchanges or dispositions all with the object of being accretive in the long term for shareholders and bondholders. There can be no assurances that the Company will be successful in consummating any of such transactions or as to the terms thereof.

MARKET OWNERSHIP

     The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of June 30, 2000, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage and the Net Pops as of June 30, 2000.

                                       MSA         ESTIMATED
SERVICE AREA                          RANK      POPULATION (1)       PERCENTAGE       NET POPS
------------                          ----      --------------       ----------       --------
Albany, GA........................     271          118,442             100.0%         118,442
Augusta, GA.......................     106          440,242             100.0          440,242
Columbus, GA......................     165          249,365              99.1          247,121
Macon, GA.........................     139          322,093              99.6          320,805
Savannah, GA......................     153          287,349              98.5          283,039
Georgia-6 RSA.....................     ---          204,765              99.5          203,741
Georgia-7 RSA.....................     ---          134,698             100.0          134,698
Georgia-8 RSA.....................     ---          159,858             100.0          159,858
Georgia-9 RSA.....................     ---          119,299             100.0          119,299
Georgia-10 RSA....................     ---          152,871             100.0          152,871
Georgia-12 RSA....................     ---          220,340             100.0          220,340
Georgia-13 RSA....................     ---          150,714             100.0          150,714
Dothan, AL........................     250          134,980              95.0          128,231
Montgomery, AL....................     137          323,675              94.6          306,197
Alabama-8 RSA.....................     ---          178,813             100.0          178,813
                                                 ----------                         ----------
     Subtotal.....................                3,197,504                          3,164,411
                                                  ---------                          ---------
Panama City, FL...................     233          148,422              92.0          136,548
                                                 ----------                         ----------
     Total........................                3,345,926                          3,300,959
                                                  ---------                          ---------

(1)  Based on population estimates for 1999 from the DLJ 1999-2000 Winter Book.

RESULTS OF OPERATIONS

       The following table sets forth for the Company for the periods indicated, the percentage of certain amounts in relation to total revenue.

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                                   --------            --------
                                                2000      1999      2000      1999
                                               ------    ------    ------    ------
REVENUE:
   Service .................................     91.8%     92.6%     91.6%     93.0%
   Equipment sales and installation ........      8.2       7.4       8.4       7.0
                                               ------    ------    ------    ------
             TOTAL REVENUE .................    100.0     100.0     100.0     100.0
                                               ------    ------    ------    ------
OPERATING EXPENSES:
   Engineering, technical and other direct:
         Engineering and technical (1) .....      5.4       5.3       5.4       5.8
         Other direct costs of services (2)       5.1       7.2       5.2       7.7
   Cost of equipment (3) ...................     12.8      11.8      13.2      11.9
   Selling, general and administrative:
         Sales and marketing (4) ...........      8.2       8.3       8.2       8.5
         Customer service (5) ..............      7.0       6.3       7.3       6.3
         General and administrative (6) ....      6.7      10.4       7.7      10.6
         Non-cash compensation .............      1.3        .3       1.3        .5
   Depreciation and amortization ...........     16.7      16.5      17.1      17.7
                                               ------    ------    ------    ------
               TOTAL OPERATING EXPENSES ....     63.2      66.1      65.4      69.0
                                               ------    ------    ------    ------
    Operating income .......................     36.8%     33.9%     34.6%     31.0%
    Operating income before depreciation and
         amortization - adjusted EBITDA  (7)     54.8%     50.7%     53.0%     49.2%

    Operating income before depreciation and
      amortization - Price Communications
      Wireless, Inc. (8) ...................     55.1%     52.1%     54.2%     50.9%

----------

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber invoices.
(6) Consists primarily of salaries and benefits of general and administrative personnel, the provisions for bad debts and other overhead expenses.
(7) Adjusted EBITDA represents operating income before depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before depreciation and amortization of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $195,000 and $1.7 million and $861,000 and $2.1 million for the three months and six month periods ended June 30, 2000 and the three and six month periods ended June 30, 1999, respectively, of the parent company's general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

       REVENUE. Service revenues totaled $65.3 million for the second quarter of 2000, an increase of $5.4 million or approximately 9% from $59.8 million for the second quarter of 1999. The increase is primarily attributable to the increase in the average number of post-paid and prepaid subscribers for the period. The average number of post-paid subscribers increased by approximately 40,000 or an increase of 10% for the current three months compared to last year's second quarter. The 10% increase in the number of post-paid subscribers generated approximately the same percentage increase in gross access revenue (the fixed monthly portion of cellular revenue). In addition, the significant increase in the average number of prepaid subscribers (more than twice as many), resulted in an increase of approximately $1.3 million in prepaid airtime. The average revenue per prepaid subscriber amounted to $13.37 for the current quarter compared with $15.77 for the same period of the prior year. Increases in outcollect roaming revenue ($1.2 million), toll and directory assistance revenue ($1.5 million) and net feature revenue ($913,000) also contributed to the $5.4 million of additional revenue. Additional promotional credits ($1.5 million) and rate plans that incorporate a greater amount of free airtime minutes offset a portion of the revenue increase.

       Average monthly revenue per post-paid subscriber excludes incollect revenue from the Company's subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the second quarter of 2000, the average monthly revenue per post-paid subscriber, based upon service revenue less prepaid airtime, amounted to $48.98 compared with $50.47 for the same period last year, a decrease of approximately 3%. The average minutes of use per post-paid subscriber increased, improving from 247 minutes for last year's second quarter to 324 minutes for the current quarter. Although this increase does not currently result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use and therefore additional revenue.

       Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $5.9 million for the second quarter of 2000 compared with $4.8 million for the same period in 1999. The increase is due to the emphasis on recovering a greater percentage of the phone cost from new subscribers, higher price points as more subscribers choose digital rather than analog telephones and an increase in accessory sales . In addition, many of the Company's existing subscribers choose to upgrade analog phones to digital, thus creating additional revenue.

       OPERATING EXPENSES. Total operating expenses increased by $2.2 million to $44.9 million for the current three month period from $42.7 million for the three month period ending June 30, 1999. As a percentage of total revenue however, the current three months' operating expenses amounted to 63.2% compared with 66.1% for the same period in 1999.

       Engineering, technical and other direct costs of service decreased by $616,000 to $7.5 million for the second quarter of 2000 from $8.1 million for the second quarter of 1999. Included in this caption is the net cost of incollect roaming which represents the difference between the amount the Company pays to other cellular carriers for the Company's subscribers roaming in their markets and the amount charged by Price to these same subscribers. The current three month period resulted in a net cost of approximately $142,000 compared with a net cost of approximately $1.5 million for the three month period ending June 30, 1999. The significant improvement ($1.4 million) results primarily from the decrease in rates paid to these other carriers due to negotiations consummated during 2000. The changed rates with these carriers also resulted in reduced outcollect roaming revenue when their subscribers roam in Price's markets.

       Increases in the cost of operating the system due to the additional minutes generated by our subscribers, were significantly offset by reduced long distance and directory assistance costs, which reduction was a result of more favorable rates negotiated by Price during the current period.

       Cost of equipment increased to $9.1 million for the second quarter of 2000 from $7.6 million for the second quarter of 1999, primarily as a result of approximately 8,800 additional gross subscriber additions for the current three month period, an increase in the average cost of a phone as more subscribers buy digital phones and the increase in accessories sold to subscribers. The percentage of cost recovered increased from 63% for the second quarter of 1999 to 64% for the current quarter. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones.

         Selling, general and administrative expenses ("SG&A") decreased $533,000 from $16.1 million in the second quarter of 1999 to $15.6 million for the same period of the current year. As a percentage of revenue, SG&A for the current three month period is 22.0% of revenue compared with 25.0% for the same three month period in 1999, an improvement of 12.0%. Sales and marketing increased from $5.4 million for the second quarter of 1999 to $5.8 million for the current three month period. The $400,000 increase is principally due to increased advertising expenditures. The cost to add a gross subscriber, which consists of the net equipment loss and sales and marketing expenditures, an important statistic in the cellular industry, decreased from approximately $203 for the three month period ending June 30, 1999 to $184 for the current three month period, a decrease of 9%. The increase in the number of prepaid subscribers for the current three month period is the primary reason for such decrease. Prepaid additions require less commission expense and usually have reduced equipment losses associated with their service.

       Included in general and administrative expenses are the costs of the customer service department. For the current three month period, customer service costs amounted to $5.0 million compared with $4.1 million for the same period in 1999. Increased billing costs resulting from more post-paid subscribers contributed to the additional costs. Payroll and related benefits, as well as outside services, are the primary reason for the increase, a direct result of management's intent to positively effect the Company's churn through additional communication with the Company's subscribers. The additional costs also had a positive effect on the Company's provision for bad debts (see below).

       General and administrative expenses (excluding customer service), decreased from $6.7 million for the prior three month period to $4.8 million for the current three month period. The $1.9 million decrease was primarily a function of the reduction in bad debts ($1.2 million) combined with the decrease in payroll and related benefits ($420,000). General and administrative expenses, excluding customer service, amount to 6.7% of total revenue for the current quarter compared with 10.4% for the same period of the prior year.

       Included in operating expenses is a charge of $912,000 for the three months ending June 30, 2000 and $224,000 for the same period of 1999 for non-cash compensation on the conversion by an officer of the Corporation of the Company's Preferred stock into common stock. Such charges are being amortized over the vesting period of the common stock. The current three month period represents three months of amortization of the three conversions all of which occurred in 1999 whereas the three month period of 1999 represents amortization of only those conversions occurring through June 30, 1999.

       Depreciation and amortization increased approximately $1.2 million to $11.9 million in the quarter ended June 30, 2000 from $10.7 million for the three month period ending June 30, 1999. The additional depreciation is a result of capital additions during the second half of 1999 and the first six months of 2000. As a percentage of revenue, depreciation and amortization is almost constant.

       Operating income increased to $26.2 million for the second quarter of 2000 from $21.9 million for the second quarter of 1999 or an increase of 19.6%. Operating income before depreciation and amortization and non-cash compensation increased to 54.8% as a percentage of revenue for the current quarter compared with 50.7% for the second quarter of 1999. This increase in operating margin is attributable primarily to the increase in operating revenue as a result of subscriber growth combined with management's continuing concentration on cost controls, which has resulted in an average operating cost per subscriber for Price Communications Wireless, Inc. (total operating costs before non-cash compensation, depreciation and amortization and parent company overhead) of $17.92 for the current period compared with $21.32 for the same period of the prior year.

       NET INTEREST EXPENSE, INCOME TAXES, AND NET INCOME. Net interest expense decreased to $15.0 million for the second quarter of 2000 from $21.3 million in the second quarter of 1999. In June of 1999, the Company allowed the conversion of the $200 million 11 1/4% Payable-in-Kind Notes and therefore did not incur any intereST expense on that debt for the current three month period.

       The current period's income tax provision of $4.6 million compared with a provision of $431,000 for the three month period in 1999, is a result of the additional income before income taxes on which taxes are accrued at a rate of approximately 37%.

       The net income for the three month period ended June 30, 2000 of $7.8 million compared with net income for the second quarter of 1999 of $734,000 is a function of the items discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

       REVENUE. Service revenue amounted to $126.2 million for the first six months of 2000, an increase of $13.5 million or approximately 12% from $112.7 million for the same period in 1999. The increase is primarily attributable to the increase in the average number of post-paid and prepaid subscribers for the period. The average number of post-paid subscribers increased by approximately 43,000 or approximately 11% for the current six months compared with last year's six months. The 11% increase in the number of post-paid subscribers generated approximately $6.5 million of additional gross access revenue (the fixed monthly portion of cellular revenue). The significant increase in the average number of prepaid subscribers (almost three times as many), resulted in an increase of approximately $2.9 million in prepaid airtime. The average revenue per prepaid subscriber amounted to $16.27 for the current six month period compared with $18.19 for the same period of the prior year. The increase in outcollect roaming revenue ($2.4 million), toll and directory assistance revenue ($2.9 million) as well as the increase in feature revenue ($1.5 million) for the current six month period compared with the same period of the prior year, were other significant components of the additional revenue. Additional promotional credits ($2.9 million) and rate plans that incorporate a greater amount of free airtime minutes offset a portion of the revenue increase.

       Average monthly revenue per post-paid subscriber excludes incollect revenue from the Company's subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the first six months of 2000, the average monthly revenue per post-paid subscriber based upon service revenue less prepaid airtime amounted to $47.62 compared with $48.38 for the same period last year, a decrease of less than 2%. The average minutes of use per post-paid subscriber increased, improving from 224 minutes for last year's six month period to 311 minutes for the current six months. Although this increase does not currently result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use and therefore additional revenue.

       Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $11.5 million for this year's six months compared with $8.5 million for the same period in 1999. The increase is due to the emphasis on recovering a greater percentage of the phone cost from new subscribers, higher price points as more subscribers choose digital rather than analog telephones and an increase in accessory sales. In addition, many of the Company's existing subscribers choose to upgrade analog phones to digital, thus creating additional revenue.

       OPERATING EXPENSES. Total operating expenses increased by $6.5 million to $90.1 million for the current six month period from $83.7 million for the six month period ending June 30, 1999. As a percentage of total revenue however, the current six months' operating expenses amounted to 65.4% compared with 69.0% for the same period in 1999.

       Engineering, technical and other direct costs of service decreased $1.8 million to $14.5 million for the current six months from $16.4 million for the same period in 1999. Included in this caption is the net cost of incollect roaming which represents the difference between the amount the Company pays to other cellular carriers for the Company's subscribers roaming in their markets and the amount charged by Price to these same subscribers. The current six month period resulted in a net cost of approximately $893,000 compared with a net cost of approximately $3.8 million for the six month period ending June 30, 1999. The significant improvement ($2.9 million) results primarily from the decrease in rates paid to these other carriers due to negotiations consummated during 2000. The changed rates with these carriers also resulted in reduced outcollect roaming revenue when their subscribers roam in Price's markets.

       Increases in the cost of operating the system due to the additional minutes generated by our subscribers, were significantly offset by reduced long distance and directory assistance costs, which reduction was a result of more favorable rates negotiated by Price during the current period.

       Cost of equipment increased to $18.2 million for the current six months from $14.4 million for the six month period ending June 30, 1999, primarily as a result of approximately 23,800 additional gross subscriber additions for the current six month period, an increase in the average cost of a phone as more subscribers buy digital phones and the increase in accessories sold to subscribers. The percentage of cost recovered increased from 59% for the six month period in 1999 to 63% for the current six months. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones.

       Selling, general and administrative expenses ("SG&A") increased $1.1 million from $30.8 million for the first six months of 1999 to $31.9 million for the same period of the current year. As a percentage of revenue, SG&A for the current six month period is 23.2% of revenue compared with 25.4% for the same six month period in 1999, an improvement of 8.7%. Sales and marketing increased from $10.3 million for the six month period ending June 30, 1999 to $11.3 million for the current six month period. The $1.0 million increase is principally due to increases in commissions and advertising expenditures. The cost to add a gross subscriber, which consists of the net equipment loss and sales and marketing expenditures, an important statistic in the cellular industry, decreased from approximately $200 for the six month period ending June 30, 1999 to $172 for the current six month period, a decrease of approximately 14%. The increase in the number of prepaid subscribers for the current six month period is the primary reason for such decrease. Prepaid additions require less commission expense and usually have reduced equipment losses associated with their service.

       Included in general and administrative expenses are the costs of the customer service department. For the current six month period, customer service costs amounted to $10.0 million compared to $7.7 million for the same period in 1999. Increased billing costs resulting from more post-paid subscribers, contributed to the additional costs. Payroll and related benefits, as well as outside services, are the primary reason for the increase, a direct result of management's intent to positively effect the Company's churn through additional communication with the Company's subscribers. The additional costs also had a positive effect on the Company's provision for bad debts (see below).

       General and administrative expenses (excluding customer service), decreased from $12.8 million for the prior six month period to $10.5 million for the current six month period. The $2.3 million decrease was primarily a function of the $1.6 million reduction in bad debts. General and administrative expenses, excluding customer service, amount to 7.7% of total revenue for the current six month period compared with 10.6% for the same period of the prior year.

       Included in operating expenses is a charge of $1.8 million for the six month's ending June 30, 2000 and $599,000 for the same period of 1999 for non-cash compensation on the conversion by an officer of the Corporation of the Company's Preferred stock into common stock. Such charges are being amortized over the vesting period of the common stock. The current six month period represents six months of amortization of the three conversions all of which occurred in 1999 whereas the six month period of 1999 represents amortization of only those conversions occurring through June 30, 1999.

       Depreciation and amortization increased approximately $2.2 million to $23.6 million in the current six months from $21.4 million for the six month period ending June 30, 1999. The additional depreciation is a result of capital additions during the second half of 1999 and the first six months of 2000. As a percentage of revenue, depreciation and amortization decreased slightly from 17.7% for the prior six month period to 17.1% for the current six months.

       Operating income increased to $47.6 million for the six month period ending June 30, 2000 compared with $37.5 million for the same period in 1999 or an increase of 26.9%. Operating income before depreciation and amortization and non-cash compensation increased to 53.0% as a percentage of revenue for the current six month period compared with 49.1% for the same period of the prior year. The increase in operating margin is attributable primarily to the increase in operating revenue as a result of subscriber growth combined with management's continuing concentration on cost controls, which has resulted in an average operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and Parent Company overhead) of $18.08 for the current period compared with $21.26 for the same period of the prior year.

       NET INTEREST EXPENSE, INCOME TAXES, AND NET INCOME. Net interest expense decreased to $30.5 million for the six months of 2000 from $42.4 million for the same period in 1999. In June of 1999, the Company allowed the conversion of the $200 million 11 1/4% Payable-in-Kind Notes and therefore did not incur any interest expense ON that debt for the current six month period.

       The current six month period's income tax provision of $7.9 million compared with a tax benefit of $1.5 million for the six month period in 1999, is a result of financial statement taxable income for the current six months compared with a financial statement taxable loss for the same period in 1999 accrued at a rate of approximately 37%.

         The net income for the six month period ended June 30, 2000 of $13.5 million compared with a net loss for the six month period ended June 30, 1999 of $2.6 million is a function of the items discussed above. The current six month period does not include an unrealized loss of $4.2 million (net of taxes) related to the Company's available for sale securities.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through bank debt, debt issued to the public and, to a lesser extent, operating cash flow. During the current six month period, the Company generated $33.3 million of operating cash flow as shown in the Condensed Consolidated Statement Of Cash Flows . The Company's adjusted EBITDA (earnings before interest, depreciation and amortization, non-cash compensation and taxes) was $73.0 million for the six month period ending June 30, 2000. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $34.2 million has been paid through June 30, 2000. The remaining cash interest requirements are approximately $10.3 million in the third quarter and $24.0 million in the fourth quarter. During the six months ended June 30, 2000, the Company spent approximately $17.5 million for capital additions. The expenditures were principally utilized for additional cell sites (an additional 39 sites went on the air) and the upgrade of the Company's three switches which commenced during this period. The Company also spent $19.0 million for the repurchase and retirement of its Class A common stock. Based upon the Company's current ability to generate operating cash flow combined with its current available cash and securities position ($188.7 million), there does not appear to be any necessity to provide additional funding for the current level of operations. The Company's wireless subsidiary has outstanding debt instruments which consist of $525 million 9 1/8% Senior Secured Notes due December 15, 2006 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instrumenTS contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

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

                                    PRICE COMMUNICATIONS CORPORATION


Date: August 1, 2000                By: /s/ ROBERT PRICE
                                       -----------------------------------------
                                    Robert Price
                                    Director, President and Treasurer


                                    By: /s/ KIM I PRESSMAN
                                       -----------------------------------------
                                    Kim I Pressman
                                    Vice President and Chief Financial Officer


                                    By: /s/ MICHAEL WASSERMAN
                                       -----------------------------------------
                                    Michael Wasserman
                                    Vice President and Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number               Description
------               -----------


  27            Financial Data Schedule