Form 10-Q
period 2000-09-30
PRICE COMMUNICATIONS CORP
filed 2000-11-14
CIK 355787

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

                For the quarterly period ended September 30, 2000

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of October 31, 2000 was 55,546,917.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART  I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Condensed Consolidated Balance Sheets- September 30, 2000 and
                  December 31, 1999.....................................     I-1

           Condensed Consolidated Statements of Operations - Three
                  months ended September 30, 2000 and 1999 and nine
                  months ended September 30, 2000 and 1999..............     I-2

           Condensed Consolidated Statements of Cash Flows - Nine
                  months ended September 30, 2000 and 1999..............     I-3

           Condensed Consolidated Statement of Shareholders' Equity -
                  Nine months ended September 30, 2000..................     I-4

           Notes to Condensed Consolidated Financial Statements.........     I-5

   ITEM 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................     I-6

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...    I-12

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings............................................    II-1

   ITEM 2. Changes in Securities........................................    II-1

   ITEM 3. Defaults Upon Senior Securities- None........................    II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders..........    II-1

   ITEM 5. Other Information............................................    II-1

   ITEM 6. Exhibits and Reports on Form 8-K.............................    II-1

SIGNATURES..............................................................    II-2

Item 1. Financial Statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                             (Unaudited)    (Audited)
                                                            September 30,  December 31,
                                                                2000          1999
                                                             ----------    ----------
                                     Assets

Current assets:
       Cash and cash equivalents                             $  183,741    $  194,231
       Available for sale securities                             20,447         2,056
       Trade accounts receivable, net                            23,668        22,407
       Receivable from other cellular carriers                    5,279         5,154
       Inventory                                                  4,547         5,205
       Deferred income taxes                                      3,143           409
       Prepaid expenses and other current assets                  2,552           138
                                                             ----------    ----------

               Total current assets                             243,377       229,600

Net property and equipment                                      152,120       144,313
Licenses, net of amortization                                   837,384       854,799
Other intangible and other assets,
     net of amortization                                         28,426        30,282
                                                             ----------    ----------
                                                             $1,261,307    $1,258,994
                                                             ==========    ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable and accrued expenses                 $    7,932    $   15,895
       Accrued interest payable                                  18,997        11,942
       Accrued salaries and employee benefits                     1,645         1,642
       Deferred revenue                                           6,453         5,525
       Customer deposits                                          1,285         1,222
       Other current liabilities                                 12,334        15,214
                                                             ----------    ----------

             Total current liabilities                           48,646        51,440

Long-term debt                                                  700,000       700,000
Accrued income taxes - long term                                 48,532        37,934
Deferred income taxes                                           291,482       292,482
Minority interests                                                5,047         3,948
                                                             ----------    ----------

             Total liabilities                                1,093,707     1,085,804
                                                             ----------    ----------
Commitments and contingencies

Shareholders' equity                                            167,600       173,190
                                                             ----------    ----------
                                                             $1,261,307    $1,258,994
                                                             ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                                       For the three months            For the nine months
                                                                        ended September 30,            ended September 30,
                                                                   ----------------------------    ----------------------------
                                                                       2000            1999            2000            1999
                                                                   ------------    ------------    ------------    ------------
Revenue:
       Service                                                     $     63,941    $     60,113    $    190,142    $    172,773
       Equipment sales and installation                                   6,142           5,029          17,660          13,569
                                                                   ------------    ------------    ------------    ------------
                Total revenue                                            70,083          65,142         207,802         186,342
                                                                   ------------    ------------    ------------    ------------
Operating expenses:
       Engineering, technical and other direct                            6,463           6,548          21,010          22,937
       Cost of equipment                                                  9,905           8,223          28,136          22,664
       Selling, general and administrative                               16,737          16,408          48,675          47,220
       Non-cash compensation-selling, general and administrative            913             586           2,737           1,061
       Depreciation and amortization                                     11,876          13,000          35,470          34,877
                                                                   ------------    ------------    ------------    ------------
                Total operating expenses                                 45,894          44,765         136,028         128,759
                                                                   ------------    ------------    ------------    ------------

                Operating income                                         24,189          20,377          71,774          57,583
                                                                   ------------    ------------    ------------    ------------

Other income (expense):
       Interest expense, net                                            (15,050)        (15,378)        (45,530)        (57,748)
       Other income, net                                                  2,558           1,412           7,545           3,479
                                                                   ------------    ------------    ------------    ------------
                Total other expense                                     (12,492)        (13,966)        (37,985)        (54,269)
                                                                   ------------    ------------    ------------    ------------
                Income before minority interest
                   share of income and income taxes                      11,697           6,411          33,789           3,314

Minority interest share of income                                          (389)           (382)         (1,105)         (1,369)
                                                                   ------------    ------------    ------------    ------------

                Income before provision for income taxes                 11,308           6,029          32,684           1,945

Provision for Income taxes                                                3,367           2,231          11,276             720
                                                                   ------------    ------------    ------------    ------------
                Net income                                                7,941           3,798          21,408           1,225
                                                                   ------------    ------------    ------------    ------------

Other comprehensive income, net of tax
       Unrealized gain (loss) on available for sale securities            1,923            (453)         (2,234)          1,809
       Reclassification adjustment                                           --            (105)         (1,215)            (87)
                                                                   ------------    ------------    ------------    ------------
Comprehensive income                                               $      9,864    $      3,240    $     17,959    $      2,947
                                                                   ============    ============    ============    ============

Per share data:
       Basic earnings (loss) per share                             $       0.14    $       0.07    $       0.38    $       0.03
       Weighted average shares outstanding                           55,802,000      56,418,000      56,172,000      45,165,000
       Diluted earnings (loss) per share                           $       0.14    $       0.07    $       0.38    $       0.03
       Weighted average shares outstanding                           56,298,000      57,906,000      56,666,000      46,828,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                                        For the nine months
                                                                                        ended September 30,
                                                                                      ----------------------
                                                                                         2000         1999
                                                                                      ---------    ---------
Cash flows from operating activities:
       Net income (loss)                                                              $  21,408    $   1,225
                                                                                      ---------    ---------
       Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                   Depreciation and amortization                                         35,470       33,816
                   Minority interest share of income                                      1,105        1,369
                   Deferred income taxes                                                 (1,664)      (1,734)
                   Gain on sale of marketable securities                                 (5,882)      (1,907)
                   Interest deferred and added to long-term debt                             --       11,309
                   Amortization of deferred finance costs                                 1,824        1,916
                   Non-cash compensation                                                  2,737        1,061
                   Increase in trade and other receivables                               (1,386)      (5,307)
                   Increase in accounts payable and accrued expenses                        909       13,411
                   Increase in accrued interest payable                                   7,055        6,776
                   Changes in other accounts                                               (658)       2,685
                                                                                      ---------    ---------
                      Total adjustments                                                  39,510       63,395
                                                                                      ---------    ---------
                         Net cash provided by operating activities                       60,918       64,620
                                                                                      ---------    ---------

Cash flows from investing activities:
       Capital expenditures                                                             (25,602)     (14,545)
       Proceeds from the sale of available-for-sale securities                           21,190        6,957
       Purchase of available-for-sale securities                                        (39,294)      (5,565)
       Purchase of  additional minority interests in majority owned company systems        (353)      (7,177)
       Purchase of minority equity interests in other cellular properties                    --       (9,964)
                                                                                      ---------    ---------
                         Net cash used in investing activities                          (44,059)     (30,294)
                                                                                      ---------    ---------

Cash flows from financing activities:
       Purchase and retirement of common stock                                          (27,785)     (40,308)
       Decrease (increase) in other intangible assets and other assets                       12         (788)
       Exercise of employee stock options                                                   424           35
       Other                                                                                 --           (5)
                                                                                      ---------    ---------
                         Net cash used in financing activities                          (27,349)     (41,066)
                                                                                      ---------    ---------

                         Net decrease in cash and cash equivalents                      (10,490)      (6,740)
Cash and cash equivalents at the beginning of period                                    194,231      204,999
                                                                                      ---------    ---------
Cash and cash equivalents at the end of period                                        $ 183,741    $ 198,259
                                                                                      =========    =========

Supplemental disclosure of cash flow information:
       Non-cash transactions - stock bonus                                            $      --    $     595
                                                                                      =========    =========

       Income taxes paid, net                                                         $   1,919    $     205
                                                                                      =========    =========

       Interest paid                                                                  $  44,516    $  44,516
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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statement of Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                    Common Stock
                                                      Class A           Additional                                        Total
                                               ----------------------    paid-in     Unearned    Unrealized  Retained  shareholders'
                                                 Shares     Par Value    capital   compensation  gain (loss) earnings     equity
                                               ---------    ---------   ---------  ------------  ----------- ---------  ---------
Balance at December 31, 1999                      56,649    $     567   $ 219,896    $ (65,978)   $   1,291  $  17,414  $ 173,190

Change in unrealized gain on
         available for sale securities
         net of tax effect                                                                           (3,525)               (3,525)
Purchase and retirement of treasury stock         (1,247)         (12)    (27,773)                                        (27,785)
Cashless stock option exercise                        30           --          --                                              --
Stock options exercised for cash                     217            2         422                                             424
Deferred compensation expense
         associated with the conversion of
         preferred stock to common stock                                                 2,737                              2,737
Tax benefit from the exercise of stock options                              1,151                                           1,151
Net income                                                                                                      21,408     21,408
                                               ---------    ---------   ---------    ---------    ---------  ---------  ---------
Balance at September 30, 2000                     55,649    $     557   $ 193,696    $ (63,241)   $  (2,234) $  38,822  $ 167,600
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

Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at their fair value. This statement is effective for fiscal years beginning after June 15, 2000, as amended by Statement of Financial Standards No. 137 but can be adopted earlier. Management has not yet determined the method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

      In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

Reclassifications

      Certain reclassifications have been made to the 1999 Financial Statements to conform to the 2000 presentation.

(2)   Shareholders' Equity

      The Company's Board of Directors has authorized stock repurchase programs of the Company's Class A common stock. The Company is authorized to make such purchases from time to time in the open market or in privately negotiated transactions when it is legally permissible to do so or it is believed to be in the Company's best interests. During the current nine month period, the Company repurchased and retired 1.2 million shares at an average price of $22.25 per share.

      All and prior year earnings per common share as well as all other share data have been adjusted to reflect all of the stock splits and the stock dividend during the year ended December 31, 1999.

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

OVERVIEW

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 2000, the Company provided cellular telephone service to approximately 510,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

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

Market Ownership

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of September 30, 2000, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage and the Net Pops as of September 30, 2000.

                                                                    MSA        Estimated
Service Area                                                       Rank      Population (1)       Percentage       Net Pops
------------                                                       ----      --------------       ----------       --------
Albany, GA....................................................      271          118,442             100.0%         118,442
Augusta, GA...................................................      106          440,242             100.0          440,242
Columbus, GA..................................................      165          249,365              99.1          247,121
Macon, GA.....................................................      139          322,093              99.6          320,805
Savannah, GA..................................................      153          287,349              98.5          283,039
Georgia-6 RSA.................................................      ---          204,765              99.5          203,741
Georgia-7 RSA.................................................      ---          134,698             100.0          134,698
Georgia-8 RSA.................................................      ---          159,858             100.0          159,858
Georgia-9 RSA.................................................      ---          119,299             100.0          119,299
Georgia-10 RSA................................................      ---          152,871             100.0          152,871
Georgia-12 RSA................................................      ---          220,340             100.0          220,340
Georgia-13 RSA................................................      ---          150,714             100.0          150,714
Dothan, AL....................................................      250          134,980              95.2          128,487
Montgomery, AL................................................      137          323,675              94.6          306,197
Alabama-8 RSA.................................................      ---          178,813             100.0          178,813
                                                                               ---------                          ---------
     Subtotal.................................................                 3,197,504                          3,164,667
                                                                               ---------                          ---------
Panama City, FL...............................................      233          148,422              92.0          136,548
                                                                               ---------                          ---------
     Total....................................................                 3,345,926                          3,301,215
                                                                               ---------                          ---------

(1)   Based on population estimates for 1999 from the DLJ 1999-2000 Winter Book.

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage of certain amounts in relation to total revenue.

                                            Three Months Ended  Nine Months Ended
                                               September 30,      September 30,
                                              --------------     --------------
                                              2000     1999      2000     1999
                                              -----    -----     -----    -----
Revenue:
Service ...................................    91.2%    92.3%     91.5%    92.7%
   Equipment sales and installation .......     8.8      7.7       8.5      7.3
                                              -----    -----     -----    -----
             Total revenue ................   100.0    100.0     100.0    100.0
                                              -----    -----     -----    -----
Operating expenses:
   Engineering, technical and other direct:
      Engineering and technical (1) .......     4.7      4.8       5.2      5.4
      Other direct costs of services (2) ..     4.5      5.3       5.0      6.9
   Cost of equipment (3) ..................    14.1     12.6      13.5     12.2
   Selling, general and administrative:
      Sales and marketing (4) .............     8.4      7.5       8.3      8.2
      Customer service (5) ................     7.4      6.4       7.3      6.4
      General and administrative (6) ......     8.1     11.3       7.8     10.8
      Non-cash compensation ...............     1.3       .7       1.3       .6
   Depreciation and amortization ..........    17.0     19.9      17.1     18.6
                                              -----    -----     -----    -----
             Total operating expenses .....    65.5     68.5      65.5     69.1
                                              -----    -----     -----    -----
   Operating income .......................    34.5%    31.5%     34.5%    30.9%
   Operating income before depreciation and
      amortization - adjusted EBITDA  (7) .    52.8%    52.1%     52.9%    50.2%
   Operating income before depreciation and
      amortization - Price Communications
      Wireless, Inc. (8) ..................    53.5%    53.9%     54.0%    51.9%

--------------------

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber invoices.
(6) Consists primarily of salaries and benefits of general and administrative personnel, the provisions for bad debts and other overhead expenses.
(7) Adjusted EBITDA represents operating income before depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before depreciation and amortization of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $537,000 and $2.2 million and $1.1 million and $3.3 million for the three months and nine month periods ended September 30, 2000 and the three and nine month periods ended September 30, 1999, respectively, of the parent company's general and administrative expenses.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

      Revenue. Service revenues totaled $63.9 million for the third quarter of 2000, an increase of $3.8 million or approximately 6.4% from $60.1 million for the same quarter of 1999. The increase is primarily attributable to the increase in the average number of post-paid and prepaid subscribers for the period. The average number of post-paid subscribers increased by approximately 35,000 or an increase of 8.8% for the current three months compared to last year's third quarter. The increase in the number of post-paid subscribers generated approximately $2.3 million additional gross access revenue or an increase of 6.5% over last year's third quarter. In addition, the significant increase in the average number of prepaid subscribers (more than twice as many), resulted in an increase of approximately $800,000 in prepaid airtime. The average revenue per prepaid subscriber amounted to $8.59 for the current quarter compared with $12.57 for the same period of the prior year. The company changed its prepaid billing vendor and as a result provided credits to certain subscribers for unused air time. Increases in toll and directory assistance revenue ($1.2 million) and net feature revenue ($637,000) also contributed to the additional revenue. Additional promotional credits ($1.0 million) and rate plans that incorporate a greater amount of free airtime minutes offset a portion of the revenue increase. The Company's outcollect revenue increased by $124,000 for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

      Average monthly revenue per post-paid subscriber excludes incollect revenue from the Company's subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the third quarter of 2000, the average monthly revenue per post-paid subscriber, based upon service revenue less prepaid airtime revenue, amounted to $47.54 compared with $49.22 for the same period last year, a decrease of approximately 3%. The average minutes of use per post-paid subscriber increased, improving from 268 minutes for last year's third quarter to 323 minutes for the current quarter. Although this increase does not currently result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use and therefore additional revenue.

      Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $6.1 million for the third quarter of 2000 compared with $5.0 million for the same period in 1999. The increase is due to higher price points for telephone sales as more subscribers choose digital rather than analog telephones and an increase in accessory sales. In addition, many of the Company's existing subscribers choose to upgrade analog phones to digital, thus creating additional revenue.

      Operating Expenses. Total operating expenses increased by $1.1 million to $45.9 million for the current three month period from $44.8 million for the three month period ending September 30, 1999. As a percentage of total revenue however, the current three months' operating expenses amounted to 65.5% of total revenue compared with 68.7% for the same period in 1999.

      Engineering, technical and other direct costs of service was almost flat for both three month periods decreasing $185,000 in the current three month period. Included in this caption is the net cost of incollect roaming which represents the difference between the amount the Company pays to other cellular carriers for the Company's subscribers roaming in their markets and the amount charged by Price to these same subscribers. The current three month period resulted in net revenue of approximately $239,000 compared with a net cost of approximately $349,000 for the three month period ending September 30, 1999. The improvement ($588,000) results primarily from the decreases in rates paid to these other carriers due to negotiations consummated during 2000. The changed rates with these carriers also resulted in reduced outcollect roaming revenue when their subscribers roam in Price's markets. Increases in the cost of operating the system due to the additional minutes generated by our subscribers, were significantly offset by reduced long distance and directory assistance costs, which reduction was a result of more favorable rates negotiated by Price during the current period.

      Cost of equipment increased $1.7 million to $9.9 million for the third quarter of 2000 from $8.2 million for the third quarter of 1999, primarily as a result of approximately 10,500 additional phones sold (including upgrades). In addition, of the phones sold or upgraded during the current three month period, 19,800 additional digital phones were sold with a corresponding decrease in analog phone sales or upgrades. During the current three month period, 55% of phone sales including upgrades were digital compared to 18% for the comparable period in 1999. Digital phones have a higher average cost which accounts for the principal component of the increase.

      Selling, general and administrative expenses ("SG&A") increased $329,000 from $16.4 million in the third quarter of 1999 to $16.7 million for the same period of the current year. As a percentage of revenue, SG&A for the current three month period is 23.9% of revenue compared with 25.2% for the same three month period in 1999, an improvement of 5.2%. Sales and marketing increased from $4.9 million for the third quarter of 1999 to $5.9 million for the current three month period. The $1.0 million increase is principally due to $753,000 in increased advertising expenditures. The cost to add a gross subscriber, which consists of the net equipment loss and sales and marketing expenditures, an important statistic in the cellular industry, increased slightly from approximately $192 for the three month period ending September 30, 1999 to $203 for the current three month period. The company believes that this statistic is favorable when compared to the industry average. Prepaid as opposed to post paid subscribers, require lower commission rates and usually incur smaller equipment losses. This increase in the number of prepaid subscribers for the current three month period, significantly offset additional sales and marketing expenditures.

      Included in general and administrative expenses are the costs of the customer service department. For the current three month period, customer service costs amounted to $5.2 million compared with $4.2 million for the same period in 1999. Increased billing costs resulting from more post-paid subscribers contributed to the additional costs. Payroll and related benefits, as well as outside services, are some other reasons for the increase, a direct result of management's intent to positively effect the Company's churn through additional communication with the Company's subscribers. The additional costs also had a positive effect on the Company's provision for bad debts (see below).

      General and administrative expenses (excluding customer service), decreased from $7.3 million for the prior three month period to $5.7 million for the current three month period. The $1.6 million decrease was primarily a function of the reduction in bad debts ($1.1 million) combined with the decreases in payroll and related benefits. General and administrative expenses, excluding customer service, amount to 8.1% of total revenue for the current quarter compared with 11.3% for the same period of the prior year.

      Included in operating expenses is a charge of $913,000 for the three months ending September 30, 2000 and $586,000 for the same period of 1999 for non-cash compensation on the conversion by an officer of the Corporation of the Company's Preferred stock into common stock. Such charges are being amortized over the vesting period of the common stock. The current three month period represents three months of amortization of the three conversions all of which occurred in 1999 whereas the three month period of 1999 represents amortization of only those conversions occurring prior to September 30 and a partial amoritization for the conversion occurring during the third quarter of 1999.

      Depreciation and amortization decreased approximately $1.1 million to $11.9 million in the quarter ended September 30, 2000 from $13.0 million for the three month period ending September 30, 1999. The additional depreciation for the three month period of 1999 was a result of an over estimation which was corrected by the end of the calendar year. As a percentage of revenue, depreciation and amortization amount to 16.9% of revenue for the current three month period compared with 20.0% for the same period of the prior year.

      Operating income increased to $24.2 million for the third quarter of 2000 from $20.5 million for the third quarter of 1999 or an increase of 18.0%. Operating income before depreciation and amortization and non-cash compensation increased to 52.8% as a percentage of revenue for the current quarter compared with 52.1% for the third quarter of 1999. This increase in operating margin is attributable primarily to the increase in operating revenue as a result of subscriber growth combined with management's continuing concentration on cost controls, which has resulted in an average operating cost per subscriber for Price Communications Wireless, Inc. (total operating costs before non-cash compensation, depreciation and amortization and parent company overhead) of $17.48 for the current period compared with $19.62 for the same period of the prior year.

      Net Interest Expense, Income Taxes, and Net Income. Net interest expense is comparable for both the current and prior three month periods.

      The current period's income tax provision of $3.4 million compared with a provision of $2.2 million for the three month period in 1999, is primarily a result of the additional income before income taxes on which taxes are accrued at a rate of approximately 37%.

      The net income for the three month period ended September 30, 2000 of $7.9 million compared with net income for the third quarter of 1999 of $3.8 million is a function of the items discussed above.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

      Revenue. Service revenue amounted to $190.1 million for the first nine months of 2000, an increase of $17.4 million or approximately 10% from $172.8 million for the same period in 1999. The increase is primarily attributable to the increase in the average number of post-paid and prepaid subscribers for the period. The average number of post-paid subscribers increased by approximately 41,000 or approximately 10.6% for the current nine months compared with last year's nine month period. The increase in the number of post-paid subscribers generated approximately $8.9 million of additional gross access revenue (the fixed monthly portion of cellular revenue). The significant increase in the average number of prepaid subscribers (almost three times as many), resulted in an increase of approximately $3.8 million in prepaid airtime. The decrease in the average revenue per prepaid subscriber from $16.16 for the nine month period of the prior year to $13.20 for the current nine month period is a result of more competitive rate plans being offered which include additional minutes. The increase in outcollect roaming revenue ($2.5 million), toll and directory assistance revenue ($4.1 million) as well as the increase in net feature revenue ($2.2 million) for the current nine month period compared with the same period of the prior year, were other significant components of the additional revenue. Additional promotional credits ($4.0 million) and rate plans that incorporate a greater amount of free airtime minutes offset a portion of the revenue increase.

      Average monthly revenue per post-paid subscriber excludes incollect revenue from the Company's subscribers since this revenue is offset against incollect expense in the other direct cost caption. For the first nine months of 2000, the average monthly revenue per post-paid subscriber based upon service revenue less prepaid airtime amounted to $47.59 compared with $48.73 for the same period last year, a decrease of less than 3%. Additional promotional credits given in the current nine month period was the primary reason for such decrease. The average minutes of use per post-paid subscriber increased, improving from 240 minutes for last year's nine month period to 315 minutes for the current nine months. Although this increase does not currently result in a direct corresponding increase in airtime revenue, greater usage by subscribers may eventually lead to additional billable minutes of use and therefore additional revenue.

      Equipment sales and installation revenue, which consists primarily of subscriber equipment sales, increased to $17.7 million for this year's nine months compared with $13.6 million for the same period in 1999. The increase is due to the emphasis on recovering a greater percentage of the phone cost from new subscribers, higher price points as more subscribers choose digital rather than analog telephones and an increase in accessory sales. In addition, many of the Company's existing subscribers choose to upgrade analog phones to digital, thus creating additional revenue as well as additional cost (see below for a comparison of equipment cost). During the first nine months of 2000, approximately 36% of phones sold or upgraded were digital compared to less than 20% for the same period in 1999.

      Operating Expenses. Total operating expenses increased by $7.3 million to $136.0 million for the current nine month period from $128.8 million for the nine month period ending September 30, 1999. As a percentage of total revenue however, the current nine months' operating expenses amounted to 65.5% compared with 69.1% for the same period in 1999.

      Engineering, technical and other direct costs of service decreased $1.9 million to $21.0 million for the current nine months from $22.9 million for the same period in 1999. Included in this caption is the net cost of incollect roaming which represents the difference between the amount the Company pays to other cellular carriers for the Company's subscribers roaming in their markets and the amount charged by Price to these same subscribers. The current nine month period resulted in a net cost of approximately $784,000 compared with a net cost of approximately $4.1 million for the nine month period ending September 30, 1999. The significant improvement ($3.3 million) results primarily from the decrease in rates paid to these other carriers due to negotiations consummated during 2000. The changed rates with these carriers also resulted in reduced outcollect roaming revenue when their subscribers roam in Price's markets.

      Increases in the cost of operating the system due to the additional minutes generated by our subscribers, were significantly offset by reduced long distance and directory assistance costs, which reduction was a result of more favorable rates negotiated by Price during the current period.

      Cost of equipment increased to $28.1 million for the current nine months from $22.7 million for the nine month period ending September 30, 1999, primarily as a result of approximately 29,400 additional post and prepaid gross subscriber additions for the current nine month period, an increase in the average cost of a phone as more subscribers buy or upgrade to digital phones which are more costly than analog phones. and the increase in accessory cost as more items are sold to subscribers. The percentage of cost recovered increased from 59.9% for the nine month period in 1999 to 62.8% for the current nine months. This positive trend is a result of the emphasis on selling more accessories per subscriber addition and an effort to reduce the loss on the sale of phones.

      Selling, general and administrative expenses ("SG&A") increased $1.5 million from $47.2 million for the first nine months of 1999 to $48.7 million for the same period of the current year. As a percentage of revenue, SG&A for the current nine month period is 23.4% of revenue compared with 25.3% for the same nine month period in 1999, an improvement of 8.1%. Sales and marketing increased from $15.2 million for the nine month period ending September 30, 1999 to $17.2 million for the current nine month period. The $2.0 million increase is principally due to increases in commissions and advertising expenditures. The cost to add a gross subscriber, which consists of the net equipment loss and sales and marketing expenditures, an important statistic in the cellular industry, decreased from approximately $197 for the nine month period ending September 30, 1999 to $182 for the current nine month period, a decrease of approximately 7.6%. The increase in the number of prepaid subscribers for the current nine month period is the primary reason for such decrease. Prepaid additions require less commission expense and usually have reduced equipment losses associated with their service.

      Included in general and administrative expenses are the costs of the customer service department. For the current six month period, customer service costs amounted to $15.2 million compared to $11.9 million for the same period in 1999. Increased billing costs resulting from additional post-paid subscribers, contributed to the increased costs. Payroll and related benefits, as well as outside services, are the primary reason for the increase, a direct result of management's intent to positively effect the Company's churn through additional communication with the Company's subscribers. The additional costs also had a positive effect on the Company's provision for bad debts (see below).

      General and administrative expenses (excluding customer service), decreased from $20.2 million for the prior nine month period to $16.3 million for the current nine month period. The $3.9 million decrease was primarily a function of the $2.7 million reduction in bad debts. General and administrative expenses, excluding customer service, amount to 7.8% of total revenue for the current nine month period compared with 10.8% for the same period of the prior year.

      Included in operating expenses is a charge of $2.7 million for the nine month's ending September 30, 2000 and $1.1 million for the same period of 1999 for non-cash compensation on the conversion by an officer of the Corporation of the Company's Preferred stock into common stock. Such charges are being amortized over the vesting period of the common stock. The current nine month period represents six months of amortization of the three conversions all of which occurred in 1999 whereas the nine month period of 1999 represents amortization of only those conversions occurring through September 30, 1999.

      Depreciation and amortization increased approximately $593,000 to $35.5 million in the current nine months from $34.9 million for the nine month period ending September 30, 1999. The additional depreciation is a result of capital additions during the second half of 1999 and the first nine months of 2000. As a percentage of revenue, depreciation and amortization decreased from 18.7% for the prior nine month period to 17.1% for the current nine months.

      Operating income increased to $71.8 million for the nine month period ending September 30, 2000 compared with $57.6 million for the same period in 1999 or an increase of 24.6%. Operating income before depreciation and amortization and non-cash compensation increased to 52.9% as a percentage of revenue for the current nine month period compared with 50.2% for the same period of the prior year. The increase in operating margin is attributable primarily to the increase in operating revenue as a result of subscriber growth combined with management's continuing concentration on cost controls, which has resulted in an average operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and Parent Company overhead) of $17.87 for the current period compared with $20.73 for the same period of the prior year.

      Net Interest Expense, Income Taxes, and Net Income. Net interest expense decreased to $45.5 million for the nine months of 2000 from $57.7 million for the same period in 1999. In June of 1999, the Company allowed the conversion of the $200 million 11 1/4% Payable-in-Kind Notes and therefore did not incur any interest expense on that debt for the current nine month period but did incur an expense for six of the nine months in the period ended September 30, 1999.

      The current nine month period's income tax provision of $11.3 million compared with a tax provision of $720,000 million for the nine month period in 1999, is a result of financial statement taxable income for the current nine months of $32.7 million compared with financial statement taxable income of $1.9 million for the same period in 1999 accrued at a rate of approximately 37%.

      The net income for the nine month period ended September 30, 2000 of $21.4 million compared with net income for the nine month period ended September 30, 1999 of $1.2 million is a function of the items discussed above. The current nine month period does not include an unrealized loss of $2.2 million (net of taxes) related to the Company's available for sale securities.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through bank debt, debt issued to the public and, to a lesser extent, operating cash flow. During the current nine month period, the Company generated $60.9 million of operating cash flow as shown in the Condensed Consolidated Statement of Cash Flows. The Company's adjusted EBITDA (earnings before interest, depreciation and amortization, non-cash compensation and taxes) was $110.0 million for the nine month period ending September 30, 2000. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $44.5 million has been paid through September 30, 2000. The remaining cash interest requirement of approximately $24.0 million is due in the fourth quarter. During the nine months ended September 30, 2000, the Company spent approximately $25.6 million for capital additions. The expenditures were principally utilized for additional cell sites (an additional 51 sites went on the air) and the upgrade of the Company's three switches which commenced during this period. The Company also spent approximately $27.8 million for the repurchase and retirement of its Class A common stock. The Company's current ability to generate operating cash flow combined with its current available cash and securities position, after potential market adjustments, approximates $200.6 million. There does not appear to be any necessity to provide additional funding for the Company's current level of operations. The Company's wireless subsidiary has outstanding debt instruments which consist of $525 million 9 1/8% Senior Secured Notes due December 15, 2006 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      On August 22, 2000 the Company held its annual meeting of shareholders. The one item voted on was The election of Robert F. Ellsworth as director to serve for a term of three years expiring in 2003. The total eligible shares were 56,243,277.

      50,401,847, or 89.6% of the eligible vote, voted in favor with 1,400,000 withheld.

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

                                    PRICE COMMUNICATIONS CORPORATION


Date: November 14, 2000             By: /s/ Robert Price
                                       ---------------------------
                                    Robert Price
                                    Director, President and Treasurer


                                    By: /s/ Kim I Pressman
                                       -----------------------------
                                    Kim I Pressman
                                    Vice President and Chief Financial Officer


                                    By: /s/ Michael Wasserman
                                       --------------------------------
                                    Michael Wasserman
                                    Vice President and Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                 Description
------                 -----------

  27             Financial Data Schedule