Form 10-K
period 2000-12-31
PRICE COMMUNICATIONS CORP
filed 2001-03-29
CIK 355787

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

                               ------------------

(Mark One)

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 2000 or

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

      Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange ("NYSE") on March 16, 2001 ($17.01 as reported in the Wall Street Journal): approximately $827.6 million.

The number of shares outstanding of the Company's common stock as of March 16, 2001 was 55,263,799.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement to be filed by the registrant in connection with its 2001 Meeting of Shareholders.

================================================================================

                                     PART I

Item 1. Business

General

      Unless otherwise indicated, all references herein to "PCC" refer to Price Communications Corporation and all references herein to the "Company" refer to PCC and its subsidiaries and their respective predecessors. References herein to "PCW" refer to Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of PCC, and its respective subsidiaries and predecessors. References to Holdings are to Price Communications Cellular Holdings, Inc., an indirect wholly-owned subsidiary of PCC and the holder of 100% of the outstanding capital stock of PCW. References herein to the "Acquisition" refer to the acquisition by PCW of Palmer Wireless, Inc. ("Predecessor") and the related sales of the Fort Myers and Georgia-1 systems of the Predecessor. PCC was organized in New York in 1979 and began active operations in 1981. Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. See "Certain Terms" for definitions of certain terms used herein.

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

      The Company is currently engaged, through PCW, in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 2000, the Company provided cellular telephone service to 528,405 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

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

      On November 14, 2000, the Company, Holdings and PCW collectively ("Price Group") entered into a Transaction Agreement ("Transaction Agreement") with Verizon Wireless, Inc. ("Verizon"), Cellco Partnership and VWI Acquisition Corporation collectively ("Verizon Wireless"). Pursuant to the Transaction Agreement, the Price Group would sell all of the outstanding shares of PCW to Verizon Wireless in exchange for a number of shares of Class A Common Stock, par value $.001 of Verizon ("Verizon Shares") valued at approximately $2.06 billion, less PCW debt assumed which should approximate $550 million, as adjusted for working capital and other adjustments provided for in the Transaction Agreement. The number of shares to be received by the Company will be based upon the price of the Verizon Shares at Verizon's initial public offering ("IPO"). See "Agreement to Sell Price Communications Wireless" for a more complete summary of this transaction. At the closing, the Company will enter into a Lock-up agreement which prevents the Company from pledging or selling the shares received for a period of 270 days except with respect to $20 million of Verizon Shares, the number of which shares will be determined by the IPO price. The Transaction Agreement, which is subject to the completion of the IPO and approval of the Company's stockholders among other things, must be completed by September 30, 2001. If these conditions are not met, either party may terminate the Transaction Agreement.

Markets and Systems

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage and the Net Pops as of December 31, 2000.

                                  MSA      Estimated
Service Area                     Rank    Population(1)    Percentage    Net Pops
------------                     ----    -------------    ----------    --------
Albany, GA....................    271       118,442          100.0%      118,442
Augusta, GA...................    106       440,242          100.0       440,242
Columbus, GA..................    165       249,365           99.1       247,121
Macon, GA.....................    139       322,093           99.6       320,805
Savannah, GA..................    153       287,349           98.5       283,039
Georgia-6 RSA.................    ---       204,765           99.5       203,741
Georgia-7 RSA.................    ---       134,698          100.0       134,698
Georgia-8 RSA.................    ---       159,858          100.0       159,858
Georgia-9 RSA.................    ---       119,299          100.0       119,299
Georgia-10 RSA................    ---       152,871          100.0       152,871
Georgia-12 RSA................    ---       220,340          100.0       220,340
Georgia-13 RSA................    ---       150,714          100.0       150,714
Dothan, AL....................    250       134,980           95.2       128,487
Montgomery, AL................    137       323,675           94.6       306,197
Alabama-8, RSA................    ---       178,813          100.0       178,813
                                          ---------                    ---------
     Subtotal.................            3,197,504                    3,164,667
                                          ---------                    ---------
Panama City, FL...............    233       178,813           92.0       136,548
                                          ---------                    ---------
     Total....................            3,345,926                    3,301,215
                                          ---------                    ---------

(1) Based on population estimates for 1999 from the DLJ 1999-2000 Summer Book

Georgia/Alabama

      Seven MSAs, Montgomery and Dothan, Alabama and Macon, Columbus, Albany, Augusta and Savannah, Georgia make up the core of the Company's Georgia/Alabama cluster. The Company owns additional cellular service areas in this region including the Georgia-9 RSA, Alabama-8 RSA, Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA, Georgia-12 RSA, Georgia-13 RSA and the Georgia-6 RSA. The Augusta, Georgia MSA includes Aiken County in South Carolina. In the aggregate, these markets now cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land during the last several years, there has been an influx of new manufacturing plants in this market. As of December 31, 2000 the Company utilized 312 cell sites in this cluster.

Panama City

      The Company owns the non-wireline cellular license for the Panama City, Florida market. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 2000, the Company utilized 16 cell sites in this market.

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

      Aggressive, Direct Marketing. The Company employs a two-tier direct sales force. A retail sales force handles walk-in traffic at the Company's 42 retail outlets and a targeted sales staff solicits certain industry and government subscribers. The Company's management believes that its internal sales force is the best way to successfully select and screen new subscribers and select pricing plans that realistically match subscriber means and needs. The Company tries to minimize its use of independent agents.

      Flexible, Value-Oriented Pricing Plans. The Company provides a range of pricing plans, each of which includes a monthly access fee and a bundle of "free" minutes. Additional home rate minutes are charged at rates dependent on the customer's usage plan and time of day. In addition, the Company offers nation wide area home rate roaming in the Company's systems and low flat rate roaming in a four state region in the Southeastern United States.

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

      Focusing on Customer Service. Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluations, customer evaluations, account adjustments and rate plan changes. To ensure high-quality service, Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum satisfaction level in order to continue using the Cellular One service mark. The Company has repeatedly ranked number one in customer satisfaction among all Cellular One operators (#l MSA in its category in 1998,1997, 1996, 1995, 1993, and 1992; #1 RSA in its category in 1995) and in 1999 two of the company's RSA's received service excellence awards.

Agreement to Sell Price Communications Wireless

      On November 14, 2000, the Company, Price Communications Cellular Inc., Holdings and PCW (collectively the "Price Group"), Verizon Wireless, Inc. ("Verizon"), Cellco Partnership and VWI Acquisition Corporation, a newly-formed, wholly owned subsidiary of Verizon ("VWI") entered into a Transaction Agreement (the "Transaction Agreement"). Pursuant to the Transaction Agreement, the acquisition of PCW by Verizon will be accomplished by the merger (the "Merger") of VWI with and into PCW, with PCW remaining as the surviving corporation and becoming a wholly owned subsidiary of Verizon. The Transaction Agreement provides that, upon effectiveness of the Merger (the "Effective Time"), (i) each share of common stock of PCW outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of Class A Common Stock, par value $.001 per share, of Verizon (the "Verizon Shares") valued at $2.06 billion, (less PCW's net indebtedness, estimated at $550 million, and subject to working capital and other adjustments as provided in the Transaction Agreement) based upon the price of the Verizon Shares at Verizon's initial public offering ("IPO") and (ii) each share of VWI common stock outstanding immediately prior to the Effective Time will be converted into the right to receive one share of the common stock of PCW. Concurrently with the Merger, PCW will transfer its assets to Cellco, in exchange for a partnership interest in Cellco.

      At the closing, the Price Group will enter into a Lock-up Agreement pursuant to which they will agree that, except with respect to up to $20 million of Verizon Shares (valued at the price of Verizon Shares in the IPO) received by the Price Group in a working capital adjustment, until the later of (x) the date 270 days after the closing and (y) the first day of the Company's federal taxable year after the taxable year in which the closing occurs, they shall not, directly or indirectly, pledge, sell, transfer or contract to sell any of the Verizon Shares.

      At the closing, the Price Group will enter into a Pledge Agreement pursuant to which they will agree to pledge to Verizon $150 million of the Verizon Shares (valued at the price of the Verizon Shares in the IPO) to secure their indemnity obligations under the Transaction

Agreement. At the first and second anniversaries of the closing, the number of Verizon Shares subject to the pledge shall be reduced to $75 million and $25 million, respectively (in each case, valued at the price of the Verizon Shares in the IPO). The Pledge Agreement will terminate on the third anniversary of the closing unless any claim under the Transaction Agreement is asserted or commenced on such date and in such event, the Pledge Agreement will terminate upon satisfaction of such claim.

      The consummation of the transactions contemplated by the Transaction Agreement is subject to termination in certain events and is subject to the completion of the IPO and other conditions, including the approval by the stockholders of the Company. If the closing of the transaction does not occur by September 30, 2001, either party may terminate the Transaction Agreement.

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

      The Company at year-end had approximately $180.7 million in cash or cash equivalents. Its ability to borrow additional funds is limited by the covenants contained in the two outstanding debt instruments. The Company's cash interest requirement is approximately $68.5 million for the next several years until the $525.0 million 9 1/8% notes are repaid in 2006. The Company expects to generate sufficient operating cash flow to meet its liquidity needs for the next 12 months.

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

      Limitations on Access to Cash Flow of Subsidiaries. PCC does not have, and may not in the future have, any significant assets other than the common stock of its subsidiaries and cash which approximated $10.6 million at December 31, 2000. The current indentures of the Company's subsidiaries impose substantial restrictions on the ability of the Company's subsidiaries to pay dividends to the Company. Any payment of dividends to the Company is subject to the satisfaction of certain financial conditions set forth in the indentures as well as restrictions under applicable state corporation law. Under these financing documents, the Company's subsidiaries are prohibited for the foreseeable future from dividending an aggregate of more than $10.0 million to the Company which amount was paid to the Company in December of 2000. The Company has not in the past paid any cash dividends to its common shareholders and does not expect to pay any cash dividends to common shareholders in the foreseeable future. The ability of the Company and its subsidiaries to comply with the conditions of its financial obligations may be affected by events that are beyond the control of the Company. The breach of any such conditions could result in a default under the financing agreements and in the event of any such default, the lenders could elect to accelerate the maturity of the loans under such indebtedness. In the event of such acceleration, all outstanding debt would be required to be paid in full before any cash could be distributed to the Company. There can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay all outstanding indebtedness or meet other financial obligations.

      Competition. Although current policies of the FCC authorize only two licensees to operate cellular telephone systems in each cellular market, there is, and the Company expects there will continue to be, competition from various wireless technology licensees authorized to serve each market in which the Company operates, as well as from resellers of cellular service. Competition for subscribers between the two cellular licensees and other wireless providers in each market is based principally upon the services and enhancements offered, the technical quality of the cellular telephone system, customer service, system coverage and capacity and price. The Company competes with a cellular wireline licensee in each of its cellular markets, most of which are larger and have access to more substantial capital resources than the Company.

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

      Although the Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest there can be no assurance that one or more of the technologies currently utilized by the Company in its business will not become obsolete at some time in the future.

      Potential for Regulatory Changes and Need for Regulatory Approvals. The FCC regulates the licensing, construction, operation, acquisition, assignment and transfer of cellular telephone systems, as well as the number of licensees permitted in each market. Changes in the regulation of cellular activities could have a material adverse effect on the Company's operations. In addition, all cellular licenses in the United States are granted for an initial term of up to 10 years and are subject to renewal. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2001
(four); 2002 (three); 2006 (one); 2008 (six) and 2010 (two). While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a renewal expectancy in favor of licensees that have complied with their regulatory obligations during the relevant license period, there can be no assurance that all of the Company's licenses will be renewed in due course. In the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. The non-renewal of licenses could have a material adverse effect on the Company's results of operations. See "Business of the Company--Regulation."

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

      Reliance on Use of Third Party Service Mark. The Company currently uses the registered service mark CELLULARONE to market its services. The Company's use of this is and has historically been governed by five-year contracts between the Company and Cellular One Group, the owner of the service mark, for each of the markets in which the Company operates. See "Description of Cellular One Agreements." Such contracts currently in effect are expiring at different times through December 1, 2001. If for some reason beyond the Company's control, the name CELLULARONE were to suffer diminished marketing appeal, the Company's ability both to attract new subscribers and to retain existing subscribers could be materially affected. AT&T Wireless Services, Inc., which has been the single largest user of the CELLULARONE service mark, has significantly reduced its use of the service mark as a primary service mark as has Centennial Cellular. There can be no assurance that such reduction in use by any of such parties will not have an adverse effect on the marketing appeal of the brand name.

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


                                       6
<

Operations

General

      The Company is currently engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 2000, the Company provided cellular telephone service to 528,405 subscribers in Georgia, Alabama, Florida and South Carolina in a total of 16 licensed service areas composed of eight MSAs and eight RSAs with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories, including pagers, principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE. The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers. Through its participation in NACN, the Company is able to offer ten-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico. By marketing its products and services under the CELLULARONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

     The following table sets forth information, at the dates indicated after giving effect to the Acquisition, regarding subscribers, penetration rate, cost to add a net subscriber, average monthly churn rate and average monthly service revenue per subscriber for the Company and its Predecessor.

                                                                               Company                       Predecessor
                                                         ----------------------------------------------      -----------
                                                                            Year ended December 31,
                                                                            -----------------------
                                                         2000          1999         1998         1997(6)         1996
                                                         ----          ----         ----         -------         ----
Subscribers at end of period (1) .................      528,405       453,984       381,977       309,606       243,204
Penetration at end of period (2) .................        15.89%        13.65%        11.57%         9.40%         7.73%
Cost to add a gross subscriber (3) ...............     $    177      $    199      $    214      $    220      $    216
Average monthly churn (4) ........................         1.95%         1.95%         1.91%         1.88%         1.89%
Average monthly service revenue per subscriber (5)     $  53.93      $  56.11      $  52.04      $  52.06      $  52.20

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

Subscribers and System Usage

      The Company's subscribers have increased to 528,405 at December 31, 2000. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non- business purposes. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers thereby further enhancing revenues. In 2000, cellular telephone service revenues represented 93.3% of the Company's total revenues with equipment sales and installation representing the balance.

Marketing

      The Company's marketing strategy is designed to generate continued net subscriber growth by focusing on subscribers who are likely to generate lower than average deactivations and delinquent accounts, while simultaneously maintaining a low cost of adding net subscribers. Management has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of high penetration levels and minimum costs per net subscriber addition. The Company's sales staff has a two-tier structure. A retail sales force handles walk-in traffic and a targeted sales staff solicits certain industry and government subscribers.

      The Company believes its use of an internal sales force keeps marketing costs low, both because commissions are lower and because subscriber retention is higher than if it used independent agents. The Company believes its cost to add a subscriber will continue to be among the lowest in the cellular telephone industry, principally because of its in-house direct sales and marketing staff.

      The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 2000, the Company maintained 41 retail stores, 1 kiosk and 3 offices. Retail stores, which range in size up to 11,000 square feet, are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Eight of the newer and larger stores are promoted by the Company as "Superstores," seven of which are located in the Company's Georgia/Alabama service areas and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. To enhance convenience for its customers, the Company has opened some smaller stores in locations such as shopping malls. The Company's stores provide subscriber-friendly retail environments-extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations-which make the sales process quick and easy for the subscriber.

      The Company markets all of its products and services under the name CELLULARONE. The national advertising campaign conducted by Cellular One Group enhances the Company's advertising exposure compared to what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside the Company's service areas and with potential new subscribers moving into the Company's service areas.

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

                                                                     Company                                  Predecessor
                                             -------------------------------------------------------  -------------------------

                                                                                      For the Period    For the
                                                                                      --------------    -------
                                                                                       Oct. 1, 1997       Nine         For the
                                                                                       ------------       ----         -------
                                                                                          Through     Months Ended   Year Ended
                                                                                          -------     ------------   ----------
                                                 For the Year Ended Dec. 31,             Dec. 31,       Sept. 30,      Dec. 31,
                                                 ---------------------------             --------       ---------      --------
                                             2000           1999            1998           1997           1997          1996
                                             ----           ----            ----           ----           ----          ----
Service Revenue:
  Access and usage (1)................     $175,988       $166,030        $140,024       $31,786        $ 89,339      $105,006
  Roaming (2).........................       40,491         39,665          27,029         5,691          14,447        13,099
  Long distance (3)...................       26,537         22,188          13,045         2,014           5,949         6,632
  Other (4)...........................        9,497          5,692           4,554           891           2,061         2,596
                                           --------       --------        --------       -------        --------      --------
  Total service revenue...............      252,513        233,575         184,652        40,382         111,796       127,333
  Equipment sales and installation (5)       17,995         15,548          12,053         2,308           6,242         7,027
                                           --------       --------        --------       -------        --------      --------
  Total...............................     $270,508       $249,123        $196,705       $42,690        $118,038      $134,360
                                           ========       ========        ========       =======        ========      ========

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

      Reciprocal roaming agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. The roamers home systems are charged usage fees, which are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company. In 2000, roaming revenues accounted for 16.0% of the Company's service revenues and 14.0% of the Company's total revenue. This level of roaming revenue is due in part to the fact that the Company's markets include several vacation destinations and a number of its systems are located along major interstate travel corridors.

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

      The Company is currently developing several new services which it believes will provide additional revenue sources. Using the TDMA IS-136 standard for the Company's digital services, the Company will offer Enhanced Short Messaging Services (SMS) including text messaging and e-mail addresses. Subscribers will also be able to order content from internet sources such as weather reports, horoscopes, stock quotes and various other data at their discretion, on a subscription basis. The Company has engaged a third party provider to customize this service for its subscribers. Additionally, the Company will deploy Wireless Application Protocol (WAP) to allow customers to browse the internet with new handsets to be introduced by certain manufacturers. This service will provide customers the means to be totally interactive by selecting what information they desire real time via wireless handsets.

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

      To ensure high-quality customer service, the Cellular One Group authorizes a third-party marketing research firm to perform customer satisfaction surveys of each of its licensees. Licensees must achieve a minimum customer satisfaction level in order to be permitted to continue using the CELLULARONE service mark. In 1999, the Company received service excellence awards for two of its RSA's. In 1998, the Company was awarded the #1 MSA in CELLULARONE's National Customer Satisfaction Survey. The Company has held number one ranking in its category in six out of the last nine years. The Company believes it has achieved this first place ranking through effective implementation of its direct sales and customer service support strategy.

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

Networks

      The Company strives to provide its subscribers with virtually seamless coverage throughout its cellular service market areas, thereby permitting subscribers to travel freely within this region and have their calls and custom calling features, such as voicemail, call waiting and call forwarding, follow them automatically without having to notify callers of their location or to rely on special access codes. The Company has been able to offer virtually seamless coverage by implementing a switch inter-connection plan to mobile telephone switching offices ("MTSO") located in adjoining markets. The Company's equipment is built by NORTEL, formerly Northern Telecom, Inc. ("NTI"), and interconnection between MTSOs is achieved by using the IS-41, Rev.C, standard protocol.

      Through its participation in NACN since 1992 and other special networking arrangements, the Company has pursued its goal of offering seamless regional and national cellular service to its subscribers. NACN is the largest wireless telephone network system in the world linking non-wireline cellular operators throughout the United States and Canada. Membership in NACN has aided the Company in integrating its cellular telephone systems within its region and has permitted the Company to offer cellular telephone service to its subscribers throughout a large portion of the United States, Canada, Mexico and Puerto Rico. NACN has provided the Company with a number of distinct advantages: (i) lower costs for roaming verification, (ii) increased roaming revenue, (iii) more efficient roaming service and (iv) integration of the Company's markets with over 7,500 cities worldwide.

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

      The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                                                       At December 31,
                                                       ---------------
                                            2000    1999    1998    1997    1996
                                            ----    ----    ----    ----    ----
      Georgia/Alabama ................       312     257     223     207     181
      Panama City, FL ................        16      15      13      12      11
                                            ----    ----    ----    ----    ----
           Total .....................       328     272     236     219     192
                                            ----    ----    ----    ----    ----

      The Company constructed 56 cell sites in 2000 and plans to construct additional cell sites with respect to its existing cellular systems during 2001 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone networks and further enhance the overall efficiency of the network and decrease churn. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

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

Digital Cellular Technology

      Over the next decade, it is expected that cellular telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints of analog technology. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years. The exact timing and overall costs of such conversion are not yet known.

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

                 Market            Wireline Competitor
                 ------            -------------------
      Albany, GA...............    ALLTEL
      Augusta, GA..............    ALLTEL
      Columbus, GA.............    Public Service Cellular
      Macon, GA................    Cingular Wireless
      Savannah, GA.............    ALLTEL
      Georgia-6 RSA............    Cingular Wireless and Public Service Cellular
      Georgia-7 RSA............    ALLTEL and Cingular Wireless(1)
      Georgia-8 RSA............    ALLTEL
      Georgia-9 RSA............    ALLTEL and Public Service Cellular(1)
      Georgia-10 RSA...........    ALLTEL
      Georgia-12 RSA...........    ALLTEL
      Georgia-13 RSA...........    ALLTEL
      Dothan, AL...............    ALLTEL
      Montgomery, AL...........    ALLTEL
      Alabama-8 RSA............    Public Service Cellular and ALLTEL
      Panama City, FL..........    ALLTEL

--------------
(1) The purchasers of the authorization have subdivided the wireline service area into two service areas for the RSA.

      The Company also faces competition from and may in the future face increased competition from broadband PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS subscribers communicate using digital radio handsets.

      The FCC allocated 120 MHz of spectrum for licensed broadband PCS. The allocations for licensed PCS services are split into six blocks of frequencies--blocks "A" and "B" being two 30 MHz allocations for each of the 51 Major Trading Areas ("MTAs") throughout the United States; block "C" being one 30 MHz allocation in each of 493 Basic Trading Areas ("BTAs") in the United States; and blocks "D," "E" and "F" being three 10 MHz allocations in each of the BTAs. The FCC has concluded the initial auction of all broadband PCS frequency blocks, although a limited number of PCS licenses are from time to time reauctioned due to a failure of the initial auction winner to complete the required payments for the licenses. In some of these reauctions, the FCC subdivided certain markets and frequencies. Following the initial PCS auctions, the FCC adopted rules that permit parties to engage in partitioning or geographic disaggregation of PCS spectrum. Partitioning is the sale of less than the full 30 MHz or 10 MHz spectrum block to a third party. Disaggregation is the sale of the full 30 MHz or 10 MHz spectrum block for less than an entire MTA or BTA. The FCC also permitted parties to return a portion of their spectrum to the government to avoid defaulting on payment obligations for their remaining spectrum.

      The FCC recently held a reauction of C-Block and F-Block licenses that closed in January 2001. In connection with that reauction, the FCC made a number of changes to its wireless and PCS licensing rules, and to the size of the licenses being sold. Specifically, the FCC subdivided the C-Block licenses slated for reauction into three 10 MHz licenses. Certain of these licenses were subject to open bidding while for others, the FCC retained its C-Block and F-Block eligibility requirements permitting only certain "designated entities" to bid. There is litigation challenging the validity of the auction and other parties have indicated an intent to challenge the validity of the auction and grants thereunder, as well.

      The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, SMR, and ESMR systems and paging services.

      In addition, the FCC has licensed operators to provide mobile satellite service in which transmissions from mobile units to satellites would augment or replace transmissions to land-based stations. Although such systems are designed primarily to serve remote areas and are subject to transmission delays inherent in satellite communications, mobile satellite systems could augment or replace communications with segments of land-based cellular systems. Based on current technologies, however, satellite transmission services have not been competitively priced with cellular telephone services.

      In order to grow and compete effectively in the wireless market, the Company plans to follow a strategy of increasing its bundled minute offerings. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive. For example, customers can increase their cellular phone usage without seeing large corresponding increases in their cellular bill. These factors translate into more satisfied customers, greater customer usage and assist in the control of churn among existing subscribers. The perceived greater value also increases the number of potential customers in the marketplace. The Company believes that this strategy will enable it to increase its share of the wireless market.

Service Marks

      CELLULARONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T and Vanguard Cellular Systems, Inc. The Company uses the CELLULARONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 2000, the Company paid $352,000 in licensing and advertising fees under these agreements. See "Certain Considerations--Reliance on Use of Third Party Service Mark."

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

      The Cellular One Agreements are terminable by the Company at any time subject to 120 days written notice.

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

      Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2001 (four); 2002 (three); 2006 (one); 2008 (six) and 2010 (two). The FCC has issued a decision confirming that current licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits renewal expectancy. The Company believes that the licenses it controls will continue to be renewed in a timely manner. However, in the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area which would have an adverse effect on the Company's results of operations.

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

      The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which more than 20% of the capital stock is owned directly or beneficially by aliens. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have more than 25% of its capital stock owned directly or beneficially by aliens, in each case, if the FCC finds that the public interest would be served by such prohibitions. The 25% limitation has been relaxed with regard to certain foreign investors pursuant to a World Trade Organization treaty and FCC actions implementing the treaty. Failure to comply with these requirements may result in the FCC issuing an order to the Company requiring divestiture of alien ownership to bring the Company into compliance with the Communications Act. In addition, fines or a denial of renewal, or revocation of the license are possible.

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

      The FCC has established procedures for the Company's renegotiations of interconnection agreements with the incumbent local exchange carrier in each of the Company's markets. The Company has renegotiated certain interconnection agreements with LECs in most of the Company's markets. These negotiations have resulted in a substantial decrease in interconnection expenses incurred by the Company.

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

      Other Recent Industry Developments. The FCC has a number of other complex requirements and proceedings that affect the operation of our business. For example, FCC rules currently require wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller's telephone number, and a requirement that emergency 911 services be made available to users with speech or hearing disabilities. We also are subject or potentially subject to interconnection, reciprocal compensation and universal service obligations; number portability obligations; rules governing billing and subscriber privacy; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; and rules requiring the Company to offer equipment and services that are accessible to and usable by persons with disabilities. These requirements are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

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

      The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis for the use of such rights of way by telecommunications carriers, so long as the compensation required is publicly disclosed by the government. States may also impose competitively neutral requirements that are necessary for universal service, conserving telephone numbering resources, protecting the public safety and welfare, ensuring continued service quality and safeguarding the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or to adopt new such requirements is unclear.

Certain Terms

      Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served with each person in the market area referred to as a "Pop." The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 1999 population of an MSA or RSA, as derived from the 1999-2000 Donaldson, Lufkin & Jenrette Market Information Service. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system.

Employees

      At December 31, 2000, the Company had approximately 741 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

Item 2. Properties

      For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 2000, the Company had approximately 42 leases for retail stores (including one kiosk) used in conjunction with its operations and 3 leases for administrative offices. The Company also had approximately 235 leases to accommodate cell transmitters and antennas as of December 31, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

                                     PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

      (a) Market for Common Stock

      Effective February 17, 2000, the Company became listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PR". The range of high and low last sale prices for the Company's Common Stock on the NYSE and prior to February 17, 2000 on the American Stock Exchange as adjusted to reflect the Company's January 1999 and May 1999 5 for 4 stock splits, and the August 1999 5% stock dividend for each of the quarters of 2000 and 1999 as reported by the NYSE and the American Stock Exchange was:

                                                         2001                  2000                  1999
                                                         ----                  ----                  ----
     Quarter                                        High      Low         High      Low         High       Low
     -------                                        ----      ---         ----      ---         ----       ---
     First (through March 16, 2001).........       $19.89   $16.25       $26.56   $21.00       $10.32   $ 7.80
     Second.................................                              25.00    18.75        15.25     9.10
     Third..................................                              24.38    18.38        25.06    14.25
     Fourth.................................                              23.00    15.50        28.38    19.50

      The Company's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B" and trades in Euros on the Frankfurt and Munich Stock Exchanges.

      (b) Holders

      On March 27, 2001, there were approximately 400 holders of record of the Company's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 5,000 persons.

      (c) Dividends

      The Company, to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances.

Item 6. Selected Consolidated Financial Data

      The following tables contain certain consolidated financial data with respect to the Company and for Palmer ("Predecessor") for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company and Palmer or the Company's unaudited data.

      The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                             Consolidated Operating Statement Items
                                                                                             Company
                                                                                      Year ended December 31,
                                                             ----------------------------------------------------------------------
                                                               2000            1999          1998           1997(9)        1996(9)
                                                               ----            ----          ----           -------        -------
Service Revenue ........................................     $252,513       $233,575       $184,652       $  41,365       $      --
Equipment Sales and Installation .......................       17,995         15,548         12,053           2,348              --
Media Revenue ..........................................           --             --             --              --           2,962
                                                             --------       --------       --------       ---------       ---------
Revenue ................................................      270,508        249,123        196,705          43,713           2,962
Engineering, Technical and Other Direct Expenses .......       25,321         29,666         28,122           5,978              --
Cost of Equipment ......................................       32,685         28,650         23,086           5,259              --
Media Operating Expenses ...............................           --             --             --              --           2,233
Selling, General and Administrative Expenses ...........       64,984         65,150         61,093          16,750           2,373
Non-cash Compensation - Selling, General and
   Administrative ......................................        3,649          1,973             --              --              --
Depreciation and Amortization ..........................       46,981         45,157         43,625          11,107             467
                                                             --------       --------       --------       ---------       ---------
Operating Income (Loss) ................................       96,888         78,527         40,779           4,619          (2,111)
Other Income (Expense):
   Interest, net .......................................      (59,661)       (72,892)       (76,926)        (20,063)          4,367
   Other, net ..........................................        7,711         12,251         15,279           1,400          92,995
                                                             --------       --------       --------       ---------       ---------
     Total Other Income (Expense) ......................      (51,950)       (60,641)       (61,647)        (18,663)         97,362
Minority Interest ......................................       (1,432)        (1,664)        (2,178)           (414)             --
Extraordinary Item-Loss on Early Extinguishment of
   Debt (net of tax benefit of $15,893) ................           --             --        (27,061)             --              --
Cumulative effect on prior year change in revenue
   recognition (net of tax expense of $92) .............         (158)            --             --              --              --
Income Tax (Expense) Benefit ...........................      (14,972)        (6,002)         8,523           5,509         (24,584)
                                                             --------       --------       --------       ---------       ---------
Net Income (Loss) ......................................     $ 28,376       $ 10,220       $(41,584)      $  (8,949)      $  70,667
                                                             ========       ========       ========       =========       =========
Per Share Amounts (1):
Basic Earnings (Loss) Per Share Before Cumulative Effect
   of Accounting Change and Extraordinary Item .........     $    .51       $    .22       $   (.40)      $    (.22)      $    1.18
Basic Earnings (Loss) for Accounting Change and
   Extraordinary Item ..................................           --             --           (.73)             --              --
                                                             --------       --------       --------       ---------       ---------
Basic Earnings (Loss) Per Share ........................     $    .51       $    .22       $  (1.13)      $     .22       $   (1.18)
Diluted Earnings Per Share Before and After Cumulative
   Effect of Accounting Change and Extraordinary Item ..     $    .50       $    .22       $  (1.13)      $    (.22)      $    1.16
Other Data:
Capital Expenditures ...................................     $ 27,218       $ 24,575       $ 14,725       $  14,515       $     137
Operating Income Before Depreciation and
   Amortization - Adjusted EBITDA (2) ..................     $150,367       $130,150       $ 88,595       $  19,671       $  (1,644)
Adjusted EBITDA Margin on Service Revenue ..............         59.6%          55.7%          48.0%           47.6%            N/A
Net Cash Provided By (Used In):
   Operating Activities ................................     $ 63,075       $ 74,591       $ 12,366       $   6,451       $ (24,148)
   Investing Activities ................................      (41,490)       (30,746)        21,361        (312,577)        138,999
   Financing Activities ................................      (32,108)       (57,613)       141,821         252,220         (32,701)
Penetration (3) ........................................        15.90%         13.65%         11.60%           9.40%            N/A
Subscribers at the End of Period (4) ...................      528,405        453,984        381,977         309,606             N/A
Cost to Add a Net Subscriber (5) .......................     $    509       $    471       $    448       $     370             N/A
Average Monthly Revenue per
   Subscriber (6) ......................................     $  53.93       $  56.11       $  52.04       $   50.59             N/A


                                       18

Average Monthly Churn (7) ..............................         1.90%          1.95%          1.91%           1.84%            N/A
Ratio of Earnings to Fixed Charges (8) .................        1.61x          1.21x             (8)             (8)          1.28x

(1) Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in May 1999, January 1999, April 1998 (2), and December 1997, the 2 for 1 stock split in August 1998 and the 5% stock dividend in August 1999. All per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". See notes to consolidated financial statements.
(2) Adjusted EBITDA represents operating income before Depreciation and Amortization, non-cash compensation, and overhead of the parent company for 2000 ($3.6 million), 1999 ($4.5 million), 1998 ($4.2 million) and 1997
      ($3.9 million). Adjusted EBITDA may not be identical to similarly titled measures reported by other companies. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income (loss), operating income (loss), cash flows from operating activities or any other measure of performance under GAAP. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(3) Determined by dividing the aggregate number of subscribers by the estimated population.
(4)   Each billable telephone number in service represents one subscriber.
(5) Determined for a period by dividing (i) costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period, by (ii) the net subscribers added during such period.
(6) Determined for a period by dividing (i) the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of post paid subscribers for such period divided by the number of months in such period.
(7) Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.
(8) The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the years ended December 31, 1998 and 1997, the deficit of earnings to fixed charges was $41,584 and $8,949, respectively.
(9) Operating information for PCC in 1997 includes the cellular operating results of PCW for the period subsequent to the acquisition of Palmer. The results of PCC's operations do not include any cellular operating results in 1996.

                                                                    Consolidated Balance Sheet Items
                                                                           As of December 31,
                                               -------------------------------------------------------------------
                                                   2000          1999           1998          1997          1996
                                                   ----          ----           ----          ----          ----
Total Current Assets....................       $   255,904   $   229,600    $   237,859   $    79,949     $114,809
Total Assets............................         1,266,420     1,258,994      1,286,269     1,173,608      115,888
Total Current Liabilities...............            52,289        52,000         47,099        55,603        7,109
Long-Term Debt..........................           700,000       700,000        909,432       690,300          ---
Shareholders' Equity....................           172,612       173,190          4,379        60,926      108,779

                                                       Consolidated Operating Statement Items
                                                                      Predecessor
                                                       --------------------------------------

                                                          For The                     For The
                                                          -------                     -------
                                                         Nine Months                Year Ended
                                                         -----------                ----------
                                                     Ended September 30,           December 31,
                                                     -------------------           ------------
                                                            1997                      1996(a)
                                                            ----                      -------
Revenue:
Cellular Service ....................................     $ 134,123                $ 151,119
   Equipment Sales and Installation .................         7,613                    8,624
                                                          ---------                ---------
     Total Revenue ..................................       141,736                  159,743
                                                          ---------                ---------
   Engineering, Technical and Other Direct Expenses .        23,301                   28,717
   Cost of Equipment ................................        16,112                   17,944
   Selling, General and Administrative Expenses .....        41,014                   46,892
   Depreciation and Amortization ....................        25,498                   25,013
                                                          ---------                ---------
   Operating Income .................................        35,811                   41,177
                                                          ---------                ---------
   Other Income (Expense):
     Interest, net ..................................       (24,467)                 (31,462)
     Other, net .....................................           208                     (429)
                                                          ---------                ---------
       Total Other Expenses .........................       (24,259)                 (31,891)
                                                          ---------                ---------
   Minority Interest ................................        (1,310)                  (1,880)
     Income Tax Expense .............................        (4,153)                  (2,724)
                                                          ---------                ---------
     Net Income .....................................     $   6,089                $   4,682
                                                          =========                =========

Other Data:
Capital Expenditures ................................     $  40,757                $  41,445
Operating Income Before Depreciation and
   Amortization ("EBITDA") (2) ......................     $  61,309                $  66,190
EBITDA Margin on Service Revenue ....................          45.7%                    43.8%
Net Cash Provided By (used in):
   Operating Activities .............................     $  38,791                $  30,130
   Investing Activities .............................       (73,759)                (110,610)
   Financing Activities .............................        36,851                   78,742
Penetration (3) .....................................          8.60%                    7.45%
Subscribers at the End of Period (4) ................       337,345                  279,816
Cost to Add a Net Subscriber (5) ....................     $     514                $     407
Average Monthly Service Revenue per
   Subscriber (6) ...................................     $   53.99                $   52.20
Average Monthly Churn (7) ...........................          1.89%                    1.84%
Ratio of Earnings to Fixed Charges (8) ..............         1.45x                    1.28x

----------
      (a) Includes the acquisition of the Georgia-1 RSA, which occurred on June 20, 1996, and the Georgia-6 RSA, which occurred on July 5, 1996. The acquisitions of the GA-1 and GA-6 RSA resulted in revenues to the Predecessor of $1,239 and $2,682, respectively, and operating
            (loss) income of $(278) and $743, respectively, during such year.

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

Overview

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of December 31, 2000, the Company provided cellular telephone service to 528,405 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas, composed of eight MSA's and eight RSA's, with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

Results of Operations

      The following table sets forth for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                               For The Year Ended December 31,
                                                               -------------------------------

                                                           2000              1999             1998
                                                           ----              ----             ----
Revenue:
      Service..........................................     93.4%             93.8%            93.9%
      Equipment sales and installation.................      6.6               6.2              6.1
                                                           -----             -----            -----
Total Revenue..........................................    100.0             100.0            100.0
                                                           -----             -----            -----
Operating Expenses:
      Engineering, technical and other direct:
         Engineering and technical (1).................      5.2               5.5              6.3
         Other direct costs of services (2)............      4.1               6.5              8.0
      Cost of equipment (3)............................     12.1              11.5             11.7
      Selling, general and administrative:
         Selling and marketing (4).....................      8.6               8.6             10.9
         Customer service (5)..........................      7.4               6.6              6.3
         General and administrative (6)................      8.0              11.0             13.9
         Non-cash compensation.........................      1.4                .8              ---
      Depreciation and amortization ...................     17.4              18.0             22.2
                                                           -----             -----            -----
Total Operating Expenses...............................     64.2              68.5             79.3
                                                           -----             -----            -----
Operating Income.......................................     35.8%             31.5%            20.7%
Operating Income Before Depreciation and
   Amortization and Non-Cash Compensation (7)..........     54.5%             50.4%            42.9%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.

(3) Consists primarily of the costs of the cellular telephones and accessories sold, sales and marketing personnel, employee and agent commissions.
(4) Consists primarily of salaries and benefits of advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber's bills.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization and non-cash compensation ("EBITDA") should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization and non-cash compensation is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

Year ended December 31, 2000 compared to Year ended December 31, 1999

      Operating results for the year ended December 31, 2000 reflect the continued improvement in operating cash flow ("EBITDA"), subscriber growth and the related increase in penetration, a slight decrease in the Average Revenue Per Subscriber ("ARPU") and the continuation of strong cost controls which translate to a low average operating cost per subscriber.

      Revenue. Service revenues totaled approximately $252.5 million for the current year compared to approximately $233.6 million for 1999 or an increase of 8.1%. The increase is principally a result of the greater amount of access revenue ($5.7 million) due to the increase in the average number of post paid subscribers, as well as increases in toll revenue ($4.4 million), feature revenue ($2.5 million) and prepaid airtime revenue ($4.0 million). The increase in toll revenue is primarily due to the increase in the number of minutes used by post paid subscribers (an increase of 463 million minutes) which per subscriber increased from 250 minutes per post paid subscriber in 1999 to 318 minutes in 2000. Despite the increase in minutes of use, airtime revenue was flat as the Company's rate plans provided larger amounts of free minutes than in the past in order to remain competitive in its markets. As a result of increased competition for additional post paid cellular subscribers, the Company's local revenue per cellular subscriber decreased slightly from $40.16 in 1999 to $39.42 in 2000. In addition, the Company's outcollect roaming revenue, which is revenue that the Company derives from other cellular companies' subscribers roaming in our markets, increased by ($826,000) as a result of an increase in usage from
105.8 million minutes in 1999 to 129.9 million minutes in 2000, partially offset by reduced reimbursement rates from the other carriers. The Company expects this trend to continue as a result of new roaming rates negotiated with some of the Company's roaming partners as well as the increased number of wireless carriers in each market which can be utilized by other carriers.

      Equipment and installation revenue amounted to $18.0 million for the current year compared to $15.5 million in 1999. The increase in equipment revenue of 16.1% is primarily a combination of a greater number of gross pre and post paid subscriber additions (39,409 increase over 1999) as well as a greater emphasis on accessory sales to new subscribers.

      Operating Expenses. Operating expenses increased $3.0 million from $170.6 million in 1999 to $173.6 million in 2000. As a percentage of total revenue, operating expenses decreased from 68.5% of total revenue in 1999 to 64.2% of total revenue in 2000. After excluding non-cash compensation and depreciation and amortization, operating expenses amount to 45.5% of total revenue for 2000 compared to 49.6% of total revenue for 1999. Total operating costs per cellular subscriber excluding PCC overhead and all non-cash charges amounted to $17.27 in 2000 and $20.68 in 1999.

      Engineering, technical and other direct expenses decreased from $29.7 million in 1999 to $25.3 million in 2000. There are three major components in this category. The net cost of incollect roaming, which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other carriers' markets and the amount charged to these subscribers, variable network costs such as inter trunk, long distance and directory assistance costs, and engineering costs which consist principally of salaries and related fringe benefits, fixed span line costs and tower rentals.

      As a result of negotiations with other cellular carriers (see comments above concerning outcollect revenue), the Company was able to reduce the amount it reimburses those carriers for incollect roaming resulting in net incollect revenue of $1.1 million for the current year compared to a net cost of $4.0 million for 1999. This reduction was augmented by decreased long distance and directory assistance costs resulting from renegotiated rates. Partially offsetting these cost savings, were increases in variable telephone costs such as interconnect and reverse toll charges as well as the direct cost of prepaid usage due to the increase in prepaid revenue and the implementation of a new prepaid software system.

      Decreases in engineering salaries and related expenses were offset by increases in fixed span line costs and additional cell site rental costs as the Company continued to build out its system by adding 56 new cell sites and increasing the number of radios in the existing cell sites.

      The increase in gross subscriber additions combined with the increase in cellular phone upgrades as well as the higher cost of digital phones, resulted in an increase of the cost of equipment sold from $28.7 million in 1999 to $32.7 million in 2000. In addition, increases in the sale of accessories contributed to the increase. As a percentage of recovered cost, the Company recovered 55.1% of the cost of equipment in 2000 compared to a recovery of 54.3% in 1999.

      Selling, general and administrative ("SG&A") decreased slightly from $65.2 million for 1999 to $65.0 for the current year. As a percentage of total revenue, SG&A decreased from 26.2% of total revenue in 1999 to 24.0% in 2000. Sales and marketing costs which include installation costs, salaries, commissions and advertising, amounted to $23.2 million for the year 2000 and $21.5 million for 1999. Increases in salaries and related benefits, commissions and advertising expenditures increased in total by $1.2 million as the number of gross activations increased for the current year. The cost to add a gross subscriber, which consists of the net loss on equipment sales and sales and marketing expenditures, decreased from $198.68 in 1999 to $177.63 in 2000.

      Customer service costs, primarily billing costs and payroll and related benefits, increased to $20.2 million in 2000 from $16.4 million in 1999. Increases in personnel and billing costs are a direct function of the increases in the number of subscribers. Additional subscribers require an increase in the number of cellular bills mailed out, as well as an increase in the number of customer service representatives necessary to handle the additional subscriber inquiries.

      General and administrative expenses were reduced to $21.6 million in 2000 compared with $27.3 million in 1999. The Company's provision for bad debts decreased from $7.1 million in 1999 to $4.2 million in 2000 due to additional customer service staffing, as well as the utilization of outside collection services. Additional savings in PCC overhead ($1.6 million reduction principally from payroll related costs) as well as reductions in legal and professional fees ($800,000) and computer support services ($1.0 million) contributed to the $5.6 million reduction in expenses.

      Included in operating expenses for 2000 and 1999 is a charge of $3.6 million and $2.0 million representing the non-cash compensation charges related to the conversion by an officer of the Corporation of the Company's Preferred stock into common stock (see Notes to Consolidated Financial Statements). Such charges are being expensed over the vesting period of the common stock. The conversions occurred during 1998 and 1999. Since the conversions occurred in varying stages prior to December 31, 1999, the year 2000 has a full year of amortization whereas 1999 has less than twelve months.

      Depreciation and amortization increased from $45.2 million in 1999 to $47.0 million in 2000. The increase is primarily a result of additional depreciation expense due to the significant capital equipment additions during 1999 and 2000.

      Operating income grew from $78.5 million 1999 to $96.9 million in 2000. Earnings before non-cash compensation and depreciation and amortization ("EBITDA") amounted to $147.5 million for 2000 or 54.5% of total revenue compared to $125.7 million or 50.4% of total revenue for 1999. The improvement is a function of management's ability to control costs while still maintaining subscriber growth. The increase in EBITDA from 1999 to 2000 represents a growth of 17.3%.

      Interest Expense, Other Income, Income Taxes, and Net Income. Interest expense decreased to $71.4 in 2000 from $82.6 million in 1999. During 1999, long term debt consisted of, $175 million of 11 3/4% Senior Subordinated Notes, $525 million of 9 1/8% Senior Secured Notes and $200 million of 11 1/4% Senior Exchangeable Payable-in-Kind Notes. In June 1999, the Company allowed the conversion of the $200 million 11 1/4% Payable-in-Kind Notes and therefore incurred an additional six months of interest expense. The increase of $2.0 million in interest income is a result of the increase in the average rate the Company earned on its cash during the year.

      Other income for 2000 resulted largely from gains from security transactions of the Parent company and in 1999 resulted primarily from the liquidation of a long-standing investment by the Company ($8.5 million) combined with net gains realized from security transactions by the Parent Company.

      The income tax provision for 2000 of $15.0 million compared to the provision of $6.0 million is principally a result of the increase in taxable income in 2000 at an effective rate of approximately 37%.

      The net income of $28.4 million for 2000 compared to net income of $10.2 million for 1999 is a function of the items discussed above. During the current year, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") which requires the deferral of certain revenue over the approximate length of a subscribers' contract or over the remaining unused minutes for prepaid revenue. The effect on the current financial statements was not material.

Year ended December 31, 1999 compared to Year ended December 31, 1998

      Operating results for the year ended December 31, 1999 reflect the continued improvement in operating cash flow, subscriber growth and the related increase in penetration, maintenance of a strong Average Revenue Per Subscriber ("ARPU") and strong cost controls which translate to a low average cost per subscriber.

      Revenue. Service revenues totaled approximately $233.6 million for the current year compared to approximately $184.7 million for 1998 or an increase of 26.5%. The increase is principally a result of greater access revenue ($21.8 million) due to an increase in the average number of cellular subscribers. The increase in airtime usage from .8 billion minutes of use for 1998 (188 minutes per average subscriber) to 1.2 billion minutes of use in 1999 (250 minutes per average subscriber) generated an additional amount of airtime revenue ($4.2 million) as well as toll revenue ($9.1 million). There is not necessarily a direct relationship between the increase in minutes of use and revenue since a significant portion of airtime usage is included in a subscriber's monthly fee. Despite the increasing competition for additional cellular subscribers, the Company was able to increase its local revenue per cellular subscriber from $38.20 in 1998 to $40.16 in 1999. In addition, the Company's outcollect roaming revenue, which is revenue that the Company derives from other cellular companies' subscribers roaming in our markets, increased approximately $12.6 million as a result of an increase in usage from 51.5 million minutes in 1998 to
105.8 million minutes in 1999.

      Equipment revenue amounted to $15.5 million for the current year compared to $12.1 million in 1998. The increase in equipment revenue of 29% is a combination of a greater portion of the cost being recovered from subscribers. The increase in the average revenue per gross addition (from $80 to $89) resulted in an increase of $1.9 million for phone sales. In addition, a greater emphasis on accessory sales to new subscribers resulted in an increase of $1.6 million.

      Operating Expenses. Operating expenses increased $14.7 million from $155.9 million in 1998 to $170.6 million in 1999. As a percentage of total revenue, operating expenses decreased from 79.3% of total revenue in 1998 to 68.5% of total revenue in 1999. Approximately $5.6 million was related to additional equipment costs (for the reasons stated in equipment revenue), approximately $4.1 million was for selling, general and administrative for the reasons indicated below and $3.5 million was a function of increases in non-cash compensation and depreciation and amortization. After excluding non-cash compensation and depreciation and amortization, operating expenses amount to 49.6% of total revenue for 1999 compared to 57.1% of total revenue for 1998. Total operating costs per cellular subscriber excluding PCC overhead and all non-cash charges amounted to $20.68 in 1999 and $23.48 in 1998.

      Engineering, technical and other direct expenses increased from $28.1 million in 1998 to $29.7 million in 1999. There are three major components in this category. The net cost of incollect, which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other carriers' markets and the amount charged to these subscribers, variable network costs such` as inter trunk, long distance and directory assistance costs, and engineering costs which consist principally of salaries and fixed span line costs and tower rentals.

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

      The increase in gross subscriber additions combined with the increase in cellular phone upgrades as well as the higher cost of digital phones, resulted in an increase of the cost of equipment from $23.1 million in 1998 to $28.7 million in 1999. In addition, increases in the sale of accessories contributed to the increase in equipment cost. The Company recovered 54.3% of the cost of equipment in 1999 compared to a recovery of 52.2% in 1998.

      Selling, general and administrative ("SG&A") increased to $65.2 million for the current year compared to $61.1 million in 1998. As a percentage of total revenue, SG&A decreased from 31.1% of total revenue in 1998 to 26.2% in 1999. Sales and marketing costs which include installation costs (included as engineering in 1998), salaries, commissions and advertising, amount to $21.5 million for both 1999 and 1998. Decreases in salaries and related benefits were offset by increases in commissions ($240,000) and advertising expenditures ($739,000). The cost to add a gross cellular subscriber, which consists of the net loss on equipment sales and sales and marketing expenditures, decreased from $214.30 in 1998 to $198.68 in 1999.

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

      Operating income improved significantly from $40.8 million achieved in 1998 to $78.5 million in 1999. Earnings before non-cash compensation and depreciation and amortization ("EBITDA") amounted to $125.7 million for 1999 or 50.4% of total revenue compared to $84.4 million or 42.9% of total revenue for 1998. The improvement is a function of management's ability to control costs while still maintaining significant subscriber growth and maintaining and growing ARPU in the face of a declining trend in the cellular industry. The increase in EBITDA from 1998 to 1999 represents a growth of 49%.

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

      Other income for 1998 resulted largely from the gain from the sale of PriCellular Corporation warrants and stock. Other income for 1999 resulted primarily from the liquidation of a long-standing investment by the Company ($8.5 million) and from net gains realized from security transactions by the Parent Company.

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

Liquidity and Capital Resources

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, long-term debt, and to a lesser extent, operating cash flow. Net cash provided by operating activities amounted to $63.1 million for the year ended December 31, 2000. Working capital at December 31, 2000 approximated $203.6 million. The current level of operating cash flow is sufficient to fund the current anticipated level of capital expenditures and cash interest, which interest amounts to approximately $68.5 million.

      In the year ended December 31, 2000, the Company spent approximately $27.2 million for capital expenditures. The Company expects capital expenditures for the coming year to be approximately $24.0 million, depending upon the timing of the proposed acquisition of PCW by Verizon Wireless. The Company anticipates that its capital expenditure requirements will be funded by operating activities.

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

Year 2000 Impact

      During the year ended December 31, 2000 the Company did not experience any significant problems related to the Year 2000 conversion.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      The Company generally utilizes fixed debt to fund its acquisitions. Management believes that the use of fixed rate debt minimizes the Company's exposure to market conditions and the ensuing increases and decreases that could arise with variable rate financing. See notes to consolidated financial statements for description and terms of long term debt.

Item 8. Financial Statements and Supplementary Data

                  See Index to Financial Statements on page 28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 2001 Meeting of Shareholders.

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

      (b)   Reports on Form 8-K.

      Form 8-K filed on December 4, 2000, reporting agreement to sell the Company's operating subsidiary, Price Communications Wireless, Inc. to Verizon Wireless, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Report .......................................................     F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999 ...........     F-2
Consolidated Statements of Operations and Comprehensive Income for
   the Years Ended December 31, 2000, 1999 and 1998 ....................     F-3
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998 ....................................     F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 2000, 1999 and 1998 ....................................     F-5
Notes to Consolidated Financial Statements .............................     F-6

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENTS SCHEDULE

Schedule No.
I.  Condensed Financial Information of Registrant ......................    F-16
II. Valuation and Qualifying Accounts ..................................    F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Price Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Price Communications Corporation (a New York Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3, the Company changed its methodology for revenue recognition.

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


                                                  /S/ ARTHUR ANDERSEN LLP

New York, New York
February 22, 2001

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                       ($ in thousands except share data)

                                                                                    2000             1999
                                                                                    ----             ----
Current assets:
   Cash and cash equivalents ..............................................     $   180,708      $   194,231
   Accounts receivable, net of allowance for doubtful accounts
      of $1,396 in 2000 and $2,003 in 1999 ................................          36,052           22,407
   Receivables from other cellular carriers ...............................           4,101            5,154
   Available for sale securities ..........................................          23,517            2,056
   Inventory ..............................................................           6,015            5,205
   Deferred income taxes ..................................................           1,091              409
   Prepaid expenses and other current assets ..............................           4,420              138
                                                                                -----------      -----------
     Total current assets .................................................         255,904          229,600
                                                                                -----------      -----------
Property and equipment:
   Land and improvements ..................................................           7,480            6,989
   Buildings and improvements .............................................          11,440            9,770
   Equipment, communication systems and furnishings .......................         198,347          173,450
                                                                                -----------      -----------
                                                                                    217,267          190,209
   Less accumulated depreciation ..........................................          70,034           45,896
                                                                                -----------      -----------
     Net property and equipment ...........................................         147,233          144,313
Equity investment in other cellular properties ............................          11,810           11,810
Licenses, net of accumulated amortization of $74,628 in 2000 and
   $51,848 in 1999 ........................................................         832,471          854,799
Other intangible and other assets, net of accumulated amortization
   of $6,555 in 2000 and $4,097 in 1999 ...................................          19,002           18,472
                                                                                -----------      -----------
     Total assets .........................................................     $ 1,266,420      $ 1,258,994
                                                                                ===========      ===========

Current liabilities:
   Accounts payable .......................................................     $     8,181      $    15,895
   Accrued interest payable ...............................................          12,374           11,942
   Accrued salaries and employee benefits .................................           1,329            1,642
   Deferred revenue .......................................................           9,029            5,525
   Customer deposits ......................................................           1,153            1,222
   Outstanding put option contract ........................................           3,109               --
   Income taxes payable ...................................................           8,013            2,985
   Accrued engineering, technical and other direct ........................           4,480            5,376
   Excise and sales taxes payable .........................................           1,811            2,231
   Other current liabilities ..............................................           2,810            5,182
                                                                                -----------      -----------
     Total current liabilities ............................................          52,289           52,000
Long-term debt ............................................................         700,000          700,000
Accrued income taxes long-term ............................................          53,165           37,374
Deferred income taxes (net) ...............................................         283,075          292,482
Commitments and contingencies
Minority interests in cellular licenses ...................................           5,279            3,948
Shareholders' equity:
   Preferred stock, par value $.01 per share; authorized 18,907,801
     shares; no shares outstanding ........................................              --               --
   Common stock, par value $.01; authorized 120,000,000 shares; outstanding
     55,436,061 shares in 2000 and 56,649,277 shares in 1999 ..............             555              567
   Additional paid-in-capital .............................................         189,053          219,896
   Unearned compensation ..................................................         (62,329)         (65,978)
   Accumulated other comprehensive income (loss) ..........................            (457)           1,291
   Retained earnings ......................................................          45,790           17,414
                                                                                -----------      -----------
     Total shareholders' equity ...........................................         172,612          173,190
                                                                                -----------      -----------
     Total liabilities and shareholders' equity ...........................     $ 1,266,420      $ 1,258,994
                                                                                ===========      ===========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     ($ in thousands, except per share data)

                                                                                     2000           1999           1998
                                                                                     ----           ----           ----
Revenue:
   Cellular operations:
     Service .................................................................     $ 252,513      $ 233,575      $ 184,652
     Equipment sales and installation ........................................        17,995         15,548         12,053
                                                                                   ---------      ---------      ---------
       Total revenue .........................................................       270,508        249,123        196,705
                                                                                   ---------      ---------      ---------
Operating expenses:
   Engineering, technical and other direct ...................................        25,321         29,666         28,122
   Cost of equipment .........................................................        32,685         28,650         23,086
   Selling, general and administrative .......................................        64,984         65,150         61,093
   Non-cash compensation .....................................................         3,649          1,973             --
   Depreciation and amortization .............................................        46,981         45,157         43,625
                                                                                   ---------      ---------      ---------
       Total operating expenses ..............................................       173,620        170,596        155,926
                                                                                   ---------      ---------      ---------
Operating income .............................................................        96,888         78,527         40,779
Interest income ..............................................................        11,758          9,758          6,194
Interest expense .............................................................       (71,419)       (82,650)       (83,120)
Other income .................................................................         7,711         12,251         15,279
Minority interest ............................................................        (1,432)        (1,664)        (2,178)
                                                                                   ---------      ---------      ---------
Income (loss) before income taxes ............................................        43,506         16,222        (23,046)
Income tax (expense) benefit .................................................       (14,972)        (6,002)         8,523
                                                                                   ---------      ---------      ---------
Income before cumulative effect of accounting change .........................        28,534         10,220        (14,523)
Cumulative effect on prior year of change in revenue recognition
    (net of income tax expense of $92) .......................................          (158)            --             --
                                                                                   ---------      ---------      ---------
Income (loss) before extraordinary item ......................................        28,376         10,220        (14,523)
Extraordinary item - loss on early extinguishment of debt (net of income tax
   benefit of $15,893) .......................................................            --             --        (27,061)
                                                                                   ---------      ---------      ---------
Net income (loss) ............................................................        28,376         10,220        (41,584)
Other comprehensive income (net of income tax benefit of $1,027 and $905 for the years 2000 and 1999 respectively and income tax expense of $404 for 1998)
   Unrealized gains (losses) on available for sale securities ................          (457)         1,291          2,836
   Reclassification adjustment ...............................................        (1,291)        (2,832)        (2,148)
                                                                                   ---------      ---------      ---------
Comprehensive income (loss) ..................................................     $  26,628      $   8,679      $ (40,896)
                                                                                   =========      =========      =========
Per share data:
   Basic earnings (loss) per share before cumulative effect of accounting
     change and extraordinary item ...........................................     $     .51      $     .22      $    (.40)
   Basic earnings (loss) for accounting change and extraordinary item ........            --             --           (.73)
                                                                                   ---------      ---------      ---------
   Basic earnings (loss) per share ...........................................     $     .51      $     .22      $   (1.13)
   Diluted earnings per share before and after cumulative effect of accounting
     change and extraordinary item ...........................................           .50            .22          (1.13)
Weighted average number of common shares outstanding - basic .................        56,013         46,334         36,688
Weighted average number of common shares outstanding - diluted ...............        56,531         47,495         36,688

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ in thousands)

                                                                                  2000           1999           1998
                                                                                  ----           ----           ----
Cash Flows From Operating Activities:
Net income (loss) .........................................................     $  28,376      $  10,220      $ (41,584)
                                                                                ---------      ---------      ---------
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization ........................................        46,981         45,157         43,625
     Amortization of deferred finance costs ...............................         2,430          2,523          2,205
     Minority interest share of income ....................................         1,432          1,664          2,178
     Deferred income taxes ................................................        (9,716)        (3,648)        (8,945)
     Interest deferred and added to long-term debt ........................            --             --          9,432
     Accrued interest satisfied by issuance of PCC stock ..................            --         11,309             --
     Gain on available for sale securities ................................        (6,724)       (12,607)       (15,659)
     Extraordinary item ...................................................            --             --         42,954
     Non-cash compensation ................................................         3,649          1,973             --
     Increase in accounts receivable ......................................       (13,645)        (4,547)        (4,558)
     Decrease in other current assets .....................................        (4,039)        (1,488)        (1,040)
     (Decrease) increase in accounts payable and accrued expenses .........       (11,402)         2,727         (1,309)
     Increase in accrued interest payable .................................           432            163            418
     (Decrease) increase in other current liabilities .....................          (382)         2,350         (2,217)
     Increase (decrease) in deferred revenue ..............................         3,504            (10)         1,780
     Increase in income taxes payable .....................................         5,028             --             --
     Increase (decrease) in accrued income taxes long-term ................        17,044         18,340        (15,843)
     Other ................................................................           107            465            929
                                                                                ---------      ---------      ---------
       Total adjustments ..................................................        34,699         64,371         53,950
                                                                                ---------      ---------      ---------
       Net cash provided by operating activities ..........................        63,075         74,591         12,366
                                                                                ---------      ---------      ---------
Cash Flows From Investing Activities:
Capital expenditures ......................................................       (27,218)       (24,575)       (14,725)
Acquisition of Palmer Wireless Inc. .......................................            --             --          2,000
Purchase of available-for-sale securities .................................       (59,556)        (7,718)       (10,401)
Proceeds from sale of available-for-sale securities .......................        42,045         21,435         44,487
Purchase of additional minority interests in majority owned Company systems          (553)        (7,732)            --
Purchase of minority equity interests in other cellular properties ........            --        (11,810)            --
Other .....................................................................           792          2,654             --
                                                                                ---------      ---------      ---------
       Net cash (used in) provided by investing activities ................       (44,490)       (27,746)        21,361
                                                                                ---------      ---------      ---------
Cash Flows From Financing Activities:
Repayment of long-term debt ...............................................            --             --       (518,112)
Proceeds from long-term debt ..............................................            --             --        725,000
Costs associated with early extinguishment of debt ........................            --             --        (28,080)
Payment of debt issuance costs ............................................            --           (789)       (20,185)
Repurchase of Company's common stock ......................................       (32,584)       (57,055)       (17,412)
Exercise of employee stock options and warrants ...........................           476            231            610
                                                                                ---------      ---------      ---------
       Net cash (used in) provided by financing activities ................       (32,108)       (57,613)       141,821
                                                                                ---------      ---------      ---------
       Net (decrease) increase in cash and cash equivalents ...............       (13,523)       (10,768)       175,548
Cash and Cash Equivalents, beginning of year ..............................       194,231        204,999         29,451
                                                                                ---------      ---------      ---------
Cash and Cash Equivalents, end of year ....................................     $ 180,708      $ 194,231      $ 204,999
                                                                                =========      =========      =========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                       ($ and share amounts in thousands)

                                                                                             Accumulated
                                                                                                other
                                                            Common Stock        Additional      compre-
                                                               Class A           paid-in        hensive
                                                         Shares       Value      capital        income
                                                         ------       -----      -------        ------
Balance, December 31, 1997 .........................       6,994      $  70      $   9,930      $ 2,144
   Net (loss) ......................................          --         --             --           --

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................          --         --             --          692
Purchase and retirement of common stock ............      (2,249)       (22)       (17,390)          --
Exchange of preferred stock for common stock .......         411          4              6           --
Stock options exercised ............................         189          2            604           --
Tax benefit from the exercise of stock options .....          --         --            641           --
Issuance of common stock for payment of bonus ......          62          1            499           --
Issuance of warrants ...............................         626          6             (6)          --
Stock splits .......................................      15,662        157           (157)          --
                                                          ------      -----      ---------      -------
Balance, December 31, 1998 .........................      21,695        218         (5,869)       2,836

Stock splits and stock dividend ....................      14,663        147           (147)          --
Issue of warrants from $105M debt redeemed in 1998 .       2,347         23            (23)          --
Change in unrealized gain on marketable equity
   securities, net of tax effect ...................          --         --             --       (1,545)
Purchase and retirement of treasury stock ..........      (3,544)       (35)       (57,020)          --
Exercise of stock options and warrants .............         462          5            226           --
Other ..............................................          56         --            686           --
Conversion of Class A and Class B preferred stock to
   common stock ....................................       3,725         37         67,938           --
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...          --         --             --           --
Conversion of PIK notes, net .......................      17,245        172        211,319           --
Tax benefit from the exercise of stock options .....          --         --          2,786           --
Net income .........................................          --         --             --           --
                                                          ------      -----      ---------      -------
Balance, December 31, 1999 .........................      56,649        567        219,896        1,291

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................          --         --             --       (1,748)
Purchase and retirement of treasury stock ..........      (1,495)       (15)       (32,569)          --
Exercise of stock options ..........................         279          3            473           --
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...          --         --             --           --
Tax benefit from the exercise of stock options .....          --         --          1,253           --
Net income .........................................          --         --             --           --
                                                          ------      -----      ---------      -------
Balance, December 31, 2000 .........................      55,433      $ 555      $ 189,053      $  (457)
                                                          ======      =====      =========      =======

                                                                                            Total
                                                                                            share-
                                                              Retained       Deferred      holders'
                                                              earnings     compensation     equity
                                                              --------     ------------     ------
Balance, December 31, 1997 .........................            48,778            --      $  60,926
   Net (loss) ......................................           (41,584)           --        (41,584)

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................                --            --            692
Purchase and retirement of common stock ............                --            --        (17,412)
Exchange of preferred stock for common stock .......                --            --             10
Stock options exercised ............................                --            --            606
Tax benefit from the exercise of stock options .....                --            --            641
Issuance of common stock for payment of bonus ......                --            --            500
Issuance of warrants ...............................                --            --             --
Stock splits .......................................                --            --             --
                                                              --------      --------      ---------
Balance, December 31, 1998 .........................             7,194            --          4,379

Stock splits and stock dividend ....................                --            --             --
Issue of warrants from $105M debt redeemed in 1998 .                --            --             --
Change in unrealized gain on marketable equity
   securities, net of tax effect ...................                --            --         (1,545)
Purchase and retirement of treasury stock ..........                --            --        (57,055)
Exercise of stock options and warrants .............                --            --            231
Other ..............................................                --            --            686
Conversion of Class A and Class B preferred stock to
   common stock ....................................                --      $(67,951)            24
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...                --         1,973          1,973
Conversion of PIK notes, net .......................                --            --        211,491
Tax benefit from the exercise of stock options .....                --            --          2,786
Net income .........................................            10,220            --         10,220
                                                              --------      --------      ---------
Balance, December 31, 1999 .........................            17,414       (65,978)       173,190

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................                --            --         (1,748)
Purchase and retirement of treasury stock ..........                --            --        (32,584)
Exercise of stock options ..........................                --            --            476
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...                --         3,649          3,649
Tax benefit from the exercise of stock options .....                --            --          1,253
Net income .........................................            28,376            --         28,376
                                                              --------      --------      ---------
Balance, December 31, 2000 .........................          $ 45,790      $(62,329)     $ 172,612
                                                              ========      ========      =========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Acquisition

      Price Communications Corporation ("Price" or the "Company") owns 100% of Price Communications Cellular, Inc., which owns 100% of Price Communications Cellular Holdings, Inc. ("Holdings"), which owns 100% of Price Communications Wireless, Inc. ("PCW"). References herein to the "Acquisition" refer to the acquisition by PCW of Palmer Wireless, Inc. ("Predecessor") and the related sales of the Fort Myers and Georgia-1 systems of the Predecessor. The Company has majority ownership in corporations and partnerships which operate the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas ("MSA") in four states: Florida (one), Georgia (five), Alabama (two), and South Carolina (one). The Company's ownership percentages in these entities range from approximately 92 percent to 100 percent. The Company owns directly and operates eight non-wireline cellular telephone systems in Rural Service Areas ("RSA") in Georgia (seven) and Alabama (one).

2. Agreement to Sell Price Communications Wireless

      On November 14, 2000, the Company, Price Communications Cellular Inc., Holdings and PCW (collectively the "Price Group"), Verizon Wireless, Inc. ("Verizon"), Cellco Partnership and VWI Acquisition Corporation, a newly-formed, wholly owned subsidiary of Verizon ("VWI") entered into a Transaction Agreement (the "Transaction Agreement"). Pursuant to the Transaction Agreement, the acquisition of PCW by Verizon will be accomplished by the merger (the "Merger") of VWI with and into PCW, with PCW remaining as the surviving corporation and becoming a wholly owned subsidiary of Verizon. The Transaction Agreement provides that, upon effectiveness of the Merger (the "Effective Time"), (i) each share of common stock of PCW outstanding immediately prior to the Effective Time will be converted in the right to receive a number of shares of Class A Common Stock, par value $.001 per share, of Verizon (the "Verizon Shares") valued at $2.06 billion, (less PCW's net indebtedness, estimated at $550 million, and subject to working capital and other adjustments as provided in the Transaction Agreement) based upon the price of the Verizon Shares at Verizon's initial public offering ("IPO") and (ii) each share of VWI common stock outstanding immediately prior to the Effective Time will be converted into the right to receive one share of the common stock of PCW. Concurrently with the Merger, PCW will transfer its assets to Cellco, in exchange for a partnership interest in Cellco.

      At the closing, the Price Group will enter into a Lock-up Agreement pursuant to which they will agree that, except with respect to up to $20 million of Verizon Shares (valued at the price of Verizon Shares in the IPO) received by the Price Group in a working capital adjustment, until the later of (x) the date 270 days after the closing and (y) the first day of the Company's federal taxable year after the taxable year in which the closing occurs, they shall not, directly or indirectly, pledge, sell, transfer or contract to sell any of the Verizon Shares.

      At the closing, the Price Group will enter into a Pledge Agreement pursuant to which they will agree to pledge to Verizon $150 million of the Verizon Shares (valued at the price of the Verizon Shares in the IPO) to secure their indemnity obligations under the Transaction Agreement. At the first and second anniversaries of the closing, the number of Verizon Shares subject to the pledge shall be reduced to $75 million and $25 million, respectively (in each case, valued at the price of the Verizon Shares in the IPO). The Pledge Agreement will terminate on the third anniversary of the closing unless any claim under the Transaction Agreement is asserted or commenced on such date and in such event, the Pledge Agreement will terminate upon satisfaction of such claim.

      The consummation of the transactions contemplated by the Transaction Agreement is subject to termination in certain events and is subject to the completion of the IPO and other conditions, including the approval by the stockholders of the Company. If the closing of the transaction does not occur by September 30, 2001, either party may terminate the Transaction Agreement.

3. Summary of Significant Accounting Policies

      Basis of Presentation

      The consolidated financial statements include the accounts of Price and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments, including treasury bills, purchased with original maturities of three months or less to be cash equivalents.

      Financial Instruments

      At December 31, 2000 and 1999, substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities". Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

      The Company sells put and call options, some of which are for the Company's own common stock. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets with changes in fair values recorded as part of Other income.

      Inventory

      Inventory, consisting primarily of cellular telephones and telephone accessories, is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

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

      Acquisitions and Licenses

      The cost of acquired companies is allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition. Accordingly, the Company has not recorded any goodwill. Licenses are amortized on a straight-line basis over a 40-year period.

      Subsequent to the acquisition of licenses and other long-lived assets, the Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights may be impacted if projected cash flows are not achieved.

      Other Intangible Assets

      Other intangible assets consist principally of deferred financing costs. These costs are being amortized on a straight-line basis over the lives of the related debt agreements, which range from 8 to 10 years.

      Revenue Recognition

      Service revenue from cellular operations for prepaid and post paid customers includes local subscriber revenue and outcollect roaming revenue.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter effective January 1, 2000, prepaid airtime revenue is recognized when the airtime is utilized and activation revenue is recognized over the estimated life of the subscriber's contract. Accordingly, the financial statements for the year ended December 31, 2000, include a deferral of unearned revenue, as well as a cumulative catch up adjustment representing the effect of the application of SAB 101 on prior years. Local subscriber revenue is earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue is billed one month in advance and is recognized when earned. Postpaid airtime revenue is recognized when the service is rendered.

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

      Cost to Add a Subscriber

      The cost to add a subscriber which consists principally of the net loss on the sale of equipment, as well as commissions, are recognized at the time the subscriber starts to receive cellular service.

      Per Share Data

      Basic earnings per share exclude the dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. The only difference between basic and diluted earnings per share of the Company is the effect of dilutive stock options and warrants.

      The following table reconciles the number of shares used in the earnings per share calculations:

Diluted Average Common Shares Computation                        2000              1999              1998
-----------------------------------------                        ----              ----              ----
Basic average common shares outstanding.......................   56,013           46,334            36,688
Dilutive potential common shares - options and warrants.......      518            1,161               ---
                                                                 ------           ------            ------
Diluted Average Common Shares.................................   56,531           47,495            36,688
Options excluded from the computation of earnings per
     share - diluted since option exercise price was greater
     than the market price of the common shares for the
     period...................................................       69              ---               N/A

      Stock Options

      In 1995, the FASB issued SFAS No. 123, "Accounting for Stock - Based Compensation" ("SFAS No. 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB
25). However, the Company has adopted the disclosure requirement of SFAS No. 123 as shown later in the document.

      Income Taxes

      The Company records income taxes to recognize full inter-period tax allocations. Under the liability method, deferred taxes are recognized for the future tax consequences of temporary differences by applying enacted statuatory tax rates applicable to future years differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      Impact of New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 2000, as amended by Statement of Financial Accounting Standards No. 137 ("FAS No. 137") but can be adopted earlier. The Company does not believe that at this time the adoption of FAS No. 137 will have a significant impact.

4. Fair Value of Financial Instruments

      Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

      For cash and cash equivalents, accounts receivable, receivables from other cellular carriers, accounts payable and accrued expenses, and virtually all current liabilities, the carrying value approximates fair value due to the short-term nature of those accounts. Investment securities are recorded at fair value.

      Rates currently available for long-term debt with similar terms and remaining maturities are used to discount the future cash flows to estimate the fair value of long-term debt.

      As mentioned earlier, the Company has sold put and call options (including some on the Company's common stock) which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices. At December 31, 2000, open put contracts of approximately $4.8 million, which expire in May of 2001, have a settlement value of approximately $3.1 million. Accordingly, the Company recognized income of $1.7 million which is included in other income.

5. Investment in Partially Owned Companies

      On December 21, 1995, the Company acquired warrants for $8.4 million to purchase approximately 1.8 million shares of PriCellular Corporation's ("PriCellular") Class B Common Stock. During 1996, the Company purchased 1,726,250 shares of PriCellular Class A Common Stock for approximately $13.1 million. During 1998, PriCellular was sold to American Cellular Corporation. The Company's warrants and Class A Common Stock were redeemed at $14.00 per share, and in the case of the Warrants, net of the exercise price of $5.42 per warrant. The gains on these transactions ($15.2 million) are included in Other income in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 1998.

      The President of the Company was a director and Chairman of PriCellular.

6. Long-Term Debt

     Long-term debt consists of the following:
                                                             December 31,
                                                             ------------
                                                          ($ in thousands)
                                                          ----------------
                                                       2000             1999
                                                       ----             ----
      11 3/4% Senior Subordinated Notes ........     $175,000(a)     $175,000(a)
      9 1/8% Senior Secured Notes ..............      525,000(b)      525,000(b)
                                                     --------        --------
      Long-term debt ...........................     $700,000        $700,000
                                                     ========        ========

      (a) In July 1997, PCW issued $175.0 million of 11 3/4% Senior Subordinated Notes ("11 3/4% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11 3/4% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The fair market value of these notes approximated $191.6 million as of December 31, 2000.

      (b) In June 1998, PCW issued $525.0 million of 9 1/8% Senior Secured Notes ("9 1/8% Notes") due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9 1/8% Notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. The net proceeds of the notes were used to retire the outstanding indebtedness under a credit facility. The unamortized deferred finance costs relating to a prior credit facility were written off and accordingly, approximately $6.2 million is included in the caption. Extraordinary item in the Consolidated Statements of Operations and Comprehensive Income. The fair market value of these notes approximated $543.4 million as of December 31, 2000.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      The aggregate maturities of long-term debt are as follows:

         December 31,

         2001 to 2005................................         $    ---
         Thereafter..................................           700,000
                                                               --------
                                                               $700,000
                                                               ========

7. Extraordinary Item

      In June and August 1998, the Company and Holdings retired certain outstanding indebtedness. The additional costs incurred to retire the debt, as well as the write-off of deferred financing costs associated with these financings, resulted in an extraordinary loss of $27.1 million which is net of a tax benefit of $15.9 million.

8. Income Taxes

      Provision (benefit) for income taxes consists of the following:

                                                    Year Ended December 31,
                                                    -----------------------
                                                      ($ in thousands)
                                                      ----------------
                                                2000         1999         1998
                                                ----         ----         ----
      Current:
          Federal .....................      $  4,073      $ 8,868      $   364
          State and local .............           630          782           58
                                             --------      -------      -------
                                                4,703        9,650          422
                                             --------      -------      -------
      Deferred:
          Federal .....................         8,803       (3,352)      (7,713)
          State and local .............         1,286         (296)      (1,232)
                                             --------      -------      -------
                                               10,089       (3,648)      (8,945)
                                             --------      -------      -------
      Tax provision (benefit) .........      $ 14,972      $ 6,002      $(8,523)
                                             ========      =======      =======

      For the years ended December 31, 2000, 1999 and 1998, the provision for income taxes differs from the amount computed by applying the federal income tax rate (34%) because of the following items:

                                                                Year Ended December 31,
                                                                -----------------------
                                                                   ($ in thousands)
                                                                   ----------------
                                                           2000          1999         1998
                                                           ----          ----         ----
      Tax at statutory federal income tax rate .....     $ 14,792      $ 5,678      $(7,836)
      State taxes, net of federal income tax benefit          856          324         (648)
      Non deductible interest expense ..............           --           --          234
      Non-taxable gain on sale of securities .......       (1,034)          --           --
      Other ........................................         (358)          --         (273)
                                                         --------      -------      -------
                                                         $ 14,972      $ 6,002      $(8,523)
                                                         ========      =======      =======

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      Deferred tax assets and liabilities and the principal temporary differences from which they arise are as follows:

                                                                     December 31,
                                                                     ------------
                                                                   ($ in thousands)
                                                                   ----------------
                                                                   2000        1999
                                                                   ----        ----
      Deferred tax assets:
          Allowance for doubtful accounts .................     $    517     $    741
          Inventory reserve ...............................           --          133
          Non-deductible accruals .........................          121          107
          Reserve on long-term investments ................          185          185
          Unrealized loss on marketable equity securities .          268           --
          Deferred compensation ...........................        2,080           --
                                                                --------     --------
            Total deferred tax assets .....................        3,171        1,166
                                                                --------     --------
      Deferred tax liabilities:
      Accumulated depreciation ............................       17,942       15,827
      Licenses ............................................      267,213      276,654
      Unrealized gain on marketable equity securities .....           --          758
                                                                --------     --------
            Total deferred tax liabilities ................      285,155      293,239
                                                                --------     --------
      Net deferred tax liabilities ........................     $281,984     $292,073
                                                                ========     ========

      As a result of PCW's current federal tax provision, the Company utilized the entire prior years' tax carryforwards in the year ended December 31, 2000.

9. Other Income

     Other income consists of the following:

                                                   Year Ended December 31,
                                                   -----------------------
                                                     ($ in thousands)
                                                     ----------------
                                               2000        1999          1998
                                               ----        ----          ----
      Gain on investments, net .......       $ 6,724     $ 12,651      $ 15,767
      Other, net .....................           987         (400)         (488)
                                             -------     --------      --------
                                             $ 7,711     $ 12,251      $ 15,279
                                             =======     ========      ========

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

      The following represents the various stock splits authorized by the Company's Board of Directors during the period 1998-2000 including the approximate number of shares issued. In each case, the stated par value per share of $.01 was not changed.

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

      The Company is authorized by its Board of Directors to make purchases of its common stock from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. Approximately 2.5 million shares were purchased and retired in 1997. During 1998, the Company's Board of Directors authorized the repurchase of 3.3 million shares of its common stock in addition to previous authorization. During 1998, approximately 2.1 million shares were repurchased and retired at an average cost of $8.48 per share. During 1999, an additional 3.5 million shares were repurchased and retired at an average cost of $16.10 per share. During 2000, an additional 1.5 million shares were repurchased and retired at an average cost of $21.80.

      In August 1997, in connection with the issuance by a subsidiary of the Company of the 13 1/2% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share. The Warrants expire on August 1, 2007. As of December 31, 2000, approximately 37,200 warrants remain unexercised, which are convertible into approximately 238,000 shares of the Company's common stock.

      In June 1999, the Company allowed the conversion of the outstanding indebtedness of its wholly-owned subsidiary, Price Communications Cellular Holdings, Inc. ("Holdings"). According to the indenture, in the event the daily high price of the Company's common stock equaled or exceeded 115% of the Exchange Price for 10 out of 15 consecutive trading days, the Company could convert PCH's $200 million 11 1/4% Senior Exchangeable Payable-in-Kind Notes plus accrued interest. The terms of the indenture were met and the Company issued 17.2 million shares of its common stock in exchange for PCH's Notes which included $20.7 million of accrued interest to the date of conversion.

11. Redeemable Preferred Stock

      During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company's Series A Preferred Stock, and 364,000 shares of the Company's Series B Preferred Stock to the Company's Chief Executive Officer, Mr. Price. In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have the Series B Preferred Stock redeemed by the Company. The Series B Preferred Stock had a carrying value of $10,000. Mr. Price, pursuant to the terms of the Series B Preferred Stock, would have received a cash payment of $5.0 million in respect of the redemption. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue 1.3 million shares of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The value of the Company's common stock received by Mr. Price on the date of conversion approximated $5.0 million. The common stock vests over a ten-year period or immediately upon a change of control or other events. Accordingly, included in the Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 is a charge for $500 thousand and $625 thousand, respectively, representing such non-cash compensation expense.

      In June and August 1999, Mr. Price notified the Company that he was considering the exercise of his right to have the Series A Preferred Stock redeemed by the Company. The Series A Preferred Stock had a carrying value of $25,000. Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have received cash payments totaling $63.0 million in respect of such redemptions. In order to avoid a significant cash payment to Mr. Price at a time when the Company had substantial indebtedness, Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 3.7 million shares of its $.01 par value common stock to Mr. Price in exchange for approximately 728,000 shares of Series A Preferred Stock. The value of the Company's common stock received by Mr. Price on the two respective dates of conversion approximated $63.0 million. The common stock vests over a twenty year period or immediately upon a change of control or other events. Accordingly, included in the Consolidated Statement of Operations for the years ended December 31, 2000 and 1999 is a charge for $3.1 million and $1.3 million, respectively which in 1999 represents seven month's compensation expense for the first redemption and four month's compensation expense for the second redemption.

      Included as an offset to shareholders' equity is the remaining unamortized unearned compensation related to the conversions of the Class B and Class A Preferred Stock.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12. Stock Option Plan

      The Company has a long-term incentive plan (the "1992 Long-Term Incentive Plan"), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long-Term Incentive Plan is 7,898,017. The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years.

      In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% in all years; risk free interest rate of 7.5% in 2000, 6.5% and 5.7%, in 1999, and 5.7% in 1998, respectively; and an expected life of 7 years for all years. Expected volatility was assumed to be 44.6%, 49.0%, and 67.4% in 2000, 1999 and 1998, respectively.

      A summary of plan transactions is presented in the table below:

                                                              Weighted         Weighted
                                                Number of      Average          Average
                                                  Shares    Exercise Price    Fair Value
      Outstanding at December 31, 1997 ....     5,383,301      $ 1.51
          Granted .........................        88,594      $ 3.96          $ 2.76
          Exercised .......................      (488,140)     $ 1.25
          Canceled ........................    (3,306,881)     $ 1.52
                                               ----------      ------
      Outstanding at December 31, 1998 ....     1,676,874      $ 1.68
          Granted .........................       249,115      $10.34          $ 6.15
          Exercised .......................      (784,542)     $ 1.62
          Canceled ........................      (500,971)     $ 2.13
                                               ----------      ------
      Outstanding at December 31, 1999 ....       640,476      $ 4.96
          Granted .........................       145,000      $23.02          $13.51
          Exercised .......................      (284,749)     $ 2.17
          Canceled ........................       (32,153)     $13.28
                                               ----------      ------
      Outstanding at December 31, 2000 ....       468,575      $11.68

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                 Weighted
                                                  Number          Average         Number
                                                Outstanding      Remaining      Exercisable
     Exercise Price                             at 12/31/00          Life       at 12/31/00
     --------------                             -----------       -------       -----------
     $ 1.64................................       113,964         7 years        113,964
     $ 3.96................................        22,969         7 years         22,969
     $ 8.02................................        90,235         7 years             --
     $ 9.05................................        42,657         8 years             --
     $13.90................................        36,750         8 years             --
     $15.20................................        21,000         8 years             --
     $21.00................................        31,000         9 years             --
     $25.56................................        64,000         9 years             --
     $20.75................................        41,000         9 years             --
     $23.31................................         5,000         9 years             --
                                                  -------
                                                  468,575
                                                  =======

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense is recognized. Had the fair value method of accounting been applied, the proforma net income would be as follows:

                                                                              ($ in thousands)
                                                                         2000        1999        1998
                                                                         ----        ----        ----
      Net income (loss), as reported .............................     $28,376     $10,220     $(41,584)
      Estimated fair value of the year's net option grants, net of
          forfeitures and taxes ..................................         868         861          (12)
      Proforma net income (loss) .................................     $27,508     $ 9,359     $(41,572)
      Porforma basic earnings (loss) per share ...................     $   .49     $   .20     $  (1.13)
      Porforma diluted earnings (loss) per share .................     $   .49     $   .20     $  (1.13)

13. Commitments and Contingencies

      The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

      The Company and its subsidiaries lease a variety of assets used in their operations, including office space. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 2000 and in the aggregate.

      Year ending December 31,:                                 ($ in thousands)
             2001..............................................     $5,192
             2002..............................................      4,843
             2003..............................................      3,947
             2004..............................................      2,672
             2005..............................................      1,334
             Thereafter........................................      1,282

     Rental expense, net of sublease income, for operating leases was approximately $5.2 million, $4.0 million and $3.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

14. Supplemental Cash Flow Information

      The following is supplemental disclosure cash flow information for the years ended December 31, 2000, 1999 and 1998.

                                                      ($ in thousands)
                                              2000          1999           1998
                                              ----          ----           ----
      Cash paid for:
           Income taxes ................     $ 2,031       $   280       $   780
           Interest ....................     $68,469       $68,469       $81,379

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

15. Selected Quarterly Financial Data (Unaudited):

                                                      ($ in thousands Except Per Share Amounts)
                                               First       Second       Third      Fourth
                                              Quarter      Quarter     Quarter     Quarter      Total
                                              -------      -------     -------     -------      -----
      Year Ended December 31, 1999
            Total revenue ..............     $ 56,286      $63,939     $64,035     $64,863     $249,123
            Operating income ...........       16,041       22,102      20,963      19,421       78,527
            Net income (loss) ..........       (3,307)         734       3,798       8,995       10,220
            Net income (loss) per share:
                 Basic and diluted .....        (0.10)        0.02        0.07        0.16         0.22

      Year Ended December 31, 2000
            Total revenue (a) ..........     $ 65,355      $69,759     $68,766     $66,628     $270,508
            Operating income (a) .......       21,287       26,048      24,064      25,489       96,888
            Net income .................        5,600        7,709       7,862       7,204       28,376
            Net income per share:
                 Basic .................          .10         0.14        0.14        0.13         0.51
            Net income per share:
                 Diluted ...............          .10         0.14        0.14        0.12         0.50

(a) Prior quarters restated due to adoption of Staff Accounting Bulletin No.
    101.

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                           December 31, 2000 and 1999
                                ($ in thousands)

                                                             2000        1999
                                                             ----        ----
ASSETS:
Cash and cash equivalents ............................     $ 10,641     $ 51,004
Available for sale securities ........................       23,517        2,056
Deferred income taxes ................................          453           --
Prepaid expenses and other current assets ............           12           12
                                                           --------     --------
     Total current assets ............................       34,623       50,072
Investments in and receivables from subsidiaries* ....      137,844      123,596
Deferred income taxes ................................        2,080           --
Property and equipment ...............................           --           11
Other Assets .........................................       15,473       12,485
                                                           --------     --------
                                                           $190,020     $189,164
                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses ................     $     97     $    827
Other current liabilities ............................       17,311       15,147
                                                           --------     --------
     Total current liabilities .......................       17,408       15,974
Shareholders' equity .................................      172,612      173,190
                                                           --------     --------
                                                           $190,020     $189,164
                                                           ========     ========

* Eliminated in consolidation

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                       2000         1999          1998
                                                                       ----         ----          ----
Corporate expenses ............................................     $ (2,849)     $ (4,493)     $ (4,191)
Non-cash compensation .........................................       (3,649)       (1,973)           --
Other income (expense) ........................................          913          (494)         (361)
Interest income ...............................................        1,702         1,563           759
Interest expense ..............................................          (17)          (19)         (175)
Depreciation and amortization .................................          (11)          (56)          (56)
Net gain on security transactions .............................        6,724        12,651        15,659
Income (loss) of unconsolidated subsidiaries ..................       25,479         5,697       (47,194)
                                                                    --------      --------      --------
     Income (loss) before income taxes ........................       28,292        12,876       (35,559)
Income tax (expense) benefit ..................................           84        (2,656)       (6,025)
                                                                    --------      --------      --------
     Net income (loss) ........................................       28,376        10,220       (41,584)
                                                                    --------      --------      --------
Other comprehensive income, net of tax:
     Unrealized gains (losses) on available for sale securities         (457)        1,291         2,836
     Reclassification adjustment ..............................       (1,291)       (2,832)       (2,148)
                                                                    --------      --------      --------
Comprehensive income (loss) ...................................     $ 26,628      $  8,679      $(40,896)
                                                                    ========      ========      ========
Per share data:
     Basic earnings (loss) per share ..........................     $    .51      $    .22      $  (1.49)
     Diluted earnings (loss) per share ........................     $    .50      $    .22      $  (1.49)

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                          2000         1999          1998
                                                                          ----         ----          ----
Cash flows from operating activities:
     Net income (loss) ...........................................     $ 28,376      $ 10,220      $(41,584)
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
     Depreciation and amortization ...............................           11            56            56
     (Income) loss of unconsolidated subsidiaries ................      (25,479)       (5,697)       47,194
     Non-cash compensation .......................................        3,649         1,973            --
     Deferred income taxes .......................................       (2,348)           --            --
     Decrease in prepaid expenses and other assets ...............           --           207         3,169
     Decrease in other assets ....................................           12            --            --
     (Decrease) increase in accounts payable and accrued expenses          (730)          327         4,600
     Increase in other liabilities ...............................        4,257         7,940         2,659
     Gain on sale of securities, net .............................       (6,724)      (12,651)      (15,659)
                                                                       --------      --------      --------
         Total adjustments .......................................      (27,434)       (7,845)       42,019
                                                                       --------      --------      --------
         Net cash provided by operating activities ...............        1,024         2,375           435
                                                                       --------      --------      --------
Cash flows from investing activities:
     Sale of available for sale securities .......................       42,045        21,435        44,487
     Purchase of available for sale securities ...................      (59,556)       (7,718)      (10,401)
     Purchase of investment in other cellular operations .........           --       (11,810)           --
     Other .......................................................       (3,000)           --            --
     Advances from (to) subsidiaries .............................        1,231           178        (2,463)
                                                                       --------      --------      --------
         Net cash (used in) provided by investing activities .....      (19,280)        2,085        31,623
                                                                       --------      --------      --------
Cash flows from financing activities:
     Cash transferred from PCH including cash used by PCC during
         the year ................................................           --        86,588            --
     Dividend received from Company's subsidiary .................       10,000            --            --
     Repurchase of Company's common stock ........................      (32,584)      (57,055)      (17,412)
     Proceeds from exercise of employee stock options and warrants          477           230           610
                                                                       --------      --------      --------
         Net cash (used in) provided by financing activities .....      (22,107)       29,763       (16,802)
                                                                       --------      --------      --------
Net (decrease) increase in cash and cash equivalents .............      (40,363)       34,223        15,256
Cash and cash equivalents at beginning of year ...................       51,004        16,781         1,525
                                                                       --------      --------      --------
Cash and cash equivalents at end of year .........................     $ 10,641      $ 51,004      $ 16,781
                                                                       ========      ========      ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Income taxes, net of refunds ............................     $  1,115      $     --      $     --
                                                                       ========      ========      ========
         Interest ................................................     $     --      $     --      $     --
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

3. Agreement to Sell Price Communications Wireless

      On November 14, 2000, the Company, Price Communications Cellular Inc., Holdings and PCW (collectively the "Price Group"), Verizon Wireless, Inc. ("Verizon"), Cellco Partnership and VWI Acquisition Corporation, a newly-formed, wholly owned subsidiary of Verizon ("VWI") entered into a Transaction Agreement (the "Transaction Agreement"). Pursuant to the Transaction Agreement, the acquisition of PCW by Verizon will be accomplished by the merger (the "Merger") of VWI with and into PCW, with PCW remaining as the surviving corporation and becoming a wholly owned subsidiary of Verizon. The Transaction Agreement provides that, upon effectiveness of the Merger (the "Effective Time"), (i) each share of common stock of PCW outstanding immediately prior to the Effective Time will be converted into the right to receive a number of shares of Class A Common Stock, par value $.001 per share, of Verizon (the "Verizon Shares") valued at $2.06 billion, (less PCW's net indebtedness, estimated at $550 million, and subject to working capital and other adjustments as provided in the Transaction Agreement) based upon the price of the Verizon Shares at Verizon's initial public offering ("IPO") and (ii) each share of VWI common stock outstanding immediately prior to the Effective Time will be converted into the right to receive one share of the common stock of PCW. Concurrently with the Merger, PCW will transfer its assets to Cellco, in exchange for a partnership interest in Cellco.

      At the closing, the Price Group will enter into a Lock-up Agreement pursuant to which they will agree that, except with respect to up to $20 million of Verizon Shares (valued at the price of Verizon Shares in the IPO) received by the Price Group in a working capital adjustment, until the later of (x) the date 270 days after the closing and (y) the first day of the Company's federal taxable year after the taxable year in which the closing occurs, they shall not, directly or indirectly, pledge, sell, transfer or contract to sell any of the Verizon Shares.

      At the closing, the Price Group will enter into a Pledge Agreement pursuant to which they will agree to pledge to Verizon $150 million of the Verizon Shares (valued at the price of the Verizon Shares in the IPO) to secure their indemnity obligations under the Transaction Agreement. At the first and second anniversaries of the closing, the number of Verizon Shares subject to the pledge shall be reduced to $75 million and $25 million, respectively (in each case, valued at the price of the Verizon Shares in the IPO). The Pledge Agreement will terminate on the third anniversary of the closing unless any claim under the Transaction Agreement is asserted or commenced on such date and in such event, the Pledge Agreement will terminate upon satisfaction of such claim.

      The consummation of the transactions contemplated by the Transaction Agreement is subject to termination in certain events and is subject to the completion of the IPO and other conditions, including the approval by the stockholders of the Company. If the closing of the transaction does not occur by September 30, 2001, either party may terminate the Transaction Agreement.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ in thousands)

                                                               Balance at    Additions                       Balance
                                                               Beginning    Charged to      Deductions       at End
Description                                                    of Period     Expenses    Net of Recoveries  of Period
                                                               ---------     --------    -----------------  ---------
For the year ended December 31, 2000:
     Allowance for doubtful accounts.......................      $2,003       $4,395          $(5,002)        $1,396
For the year ended December 31, 1999:
     Allowance for doubtful accounts.......................      $1,596       $6,303          $(5,896)        $2,003
For the year ended December 31, 1998:
     Allowance for doubtful accounts.......................       $ 818       $7,159          $(6,381)        $1,596

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

Dated: March 29, 2001

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

           Signature                    Title                         Date
           ---------                    -----                         ----

BY: /S/ ROBERT PRICE            Director and President
   -------------------------     (Principal Executive
        Robert Price             Officer)                         March 29, 2001


By: /S/ STUART B. ROSENSTEIN    Director                          March 29, 2001
   -------------------------
        Stuart B. Rosenstein


BY: /S/ ROBERT F. ELLSWORTH     Director                          March 29, 2001
   -------------------------
        Robert F. Ellsworth


BY: /S/ KIM I. PRESSMAN         Executive Vice President and
   -------------------------    Principal Financial and
         Kim I. Pressman        Accounting Officer                March 29, 2001

                                  EXHIBIT INDEX

Exhibit
No.                           Description
---

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

3.7 Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of the State of New York on July 26, 1999.

4.1 Indenture to 11 3/4% Senior Subordinated Notes due 2007 between Wireless and Bank of Montreal Trust Company, as Trustee (including form of Note), incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36254)

4.2 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of Montreal Trust Company, as trustee (including form of Note, form of Guarantee and form of Security Agreement) incorporated by reference to Registration Statement on Form S-4 of Wireless (333-64773)

10.1 The Registrant's 1992 Long Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Registrant's Form 10-K for the year ended December 31, 1992

10.2 Indenture to 9 1/8% Senior Secured Notes due 2006 among Wireless, each of the guarantors party thereto and Bank of 10.2 Iontreal Trust Company, as trustee (including form on Note and Guarantee) incorporated by reference to registration Statement on Form S-4 of Wireless (333-64773)

10.3 Indenture to 11 3/4% Senior Subordinated Notes due 2007 between Wireless and Bank of Montreal Trust Company, as Trustee (including form of Note), incorporated by reference to Registration Statement on Form S-4 of Wireless (File No. 333-36254)

10.4 Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to Exhibit 4 to Registrant's Form 8-K filed to report an event on October 6, 1994

10.5 Amendment dated January 12, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by referenced to Exhibit 4 to Registrant's Form 8-K filed to report an event on January 12, 1995

                                  EXHIBIT INDEX

Exhibit
No.                           Description
---

10.6 Amendment dated April 7, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

10.7 Amendment dated June 19, 1997 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

10.8 Amendment dated June 11, 1998 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by reference to Registrant's Form 8-K filed to report on event on August 11, 1998

10.9 Transaction Agreement dated as of November 14, 2000 among Registrant, Price Communications Cellular Inc., Holdings, Wireless, Verizon Wireless, Inc. ("Verizon"), Cellco Partnership ("Cellco") and VWI Acquisition Corporation ("VWI")

21.1  Subsidiaries of Registrant

23.1  Consent of Public Accountants