Form 10-K/A
period 2000-12-31
PRICE COMMUNICATIONS CORP
filed 2001-04-30
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A
                               AMENDMENT NUMBER 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  ------------
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 2000 or
|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _____________ to ____________

                         COMMISSION FILE NUMBER 1-8309.

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

      Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange ("NYSE") on March 16, 2001 approximated $827.6 million.

The number of shares outstanding of the Company's common stock as of March 16, 2001 was 55,263,799.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    None.
================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The following table sets forth certain information with respect to the directors and executive officers of the Company and certain executive officers of Price Communications Wireless, Inc. ("PCW"):

NAME                            AGE        OFFICE
---------------------------------------------------------------------------------------------
Robert Price.................   68         Director, President, Chief Executive Officer and
                                           Treasurer
Kim I. Pressman..............   44         Executive Vice President, Chief Financial Officer,
                                           and  Assistant Treasurer
Ellen S. Fader...............   48         Senior Vice President and Secretary
Robert F. Ellsworth..........   74         Director
Stuart B. Rosenstein.........   41         Director
Dennis W. Stone..............   42         President of PCW
Michael N. Bruno.............   32         Executive Vice President of PCW


      The following is a biographical summary of the experience of the executive officers and directors of the Company, and the executive officers of PCW named above.

      Robert Price has served concurrently as a Director and the Chief Executive Officer and President of the Company since 1979, has served as Treasurer of the Company since 1990, and has been a Director of Price Communications Wireless Holdings, Inc. ("Holdings") and PCW since 1997. Mr. Price was a Director of PriCellular Corporation ("PriCellular") from 1990 until it was acquired by American Cellular Corporation in June 1998. Mr. Price was the President and Assistant Treasurer of PriCellular from 1990 until May 1997 and served as Chairman of PriCellular from May 1997 until June 1998. Mr. Price, an attorney, is a former General Partner of Lazard Freres & Co. He has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. In the early sixties, Mr. Price served as President and Director of Atlantic States Industries, a corporation owning weekly newspapers and four radio stations. After leaving public office, Mr. Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Mr. Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Mr. Price has served by appointment of the Governor as a Trustee of the City University of New York and by appointment of the Governor as a member of the Board of Directors of the New York State Municipal Assistance Corporation for the City of New York. He currently serves by appointment of the Majority Leader and President Pro Tem of the New York State Senate as a Commissioner of the New York State Commission on Investigations.

      Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Ms. Pressman was elected to the Board of Directors in August of 2000 and was elected Executive Vice President & Chief Financial Officer in May 1998. Before assuming her other office as Secretary in October 1994 (in which she served until August 1997 and again from February 1998 to February 2000), Ms. Pressman was Vice President and Treasurer of the Company from November 1987 to December 1989, and Senior Vice President of the Company from January 1990 to September 1994. She was also Secretary of the Company from July 1989 to February 1990. Ms. Pressman was Vice President--Broadcasting and Vice President, Controller, and Assistant Treasurer of the Company from 1984 to October 1987. Ms. Pressman served as a Director of TLM Corporation, Fairmont Communications Corporation, and NTG, Inc. Prior to joining the Company in 1984, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting, a division of Dun & Bradstreet Company, a large group owner of broadcasting stations. Until June 1998, she served as a Director, Vice President and Secretary of PriCellular for more than five years.

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

      Stuart B. Rosenstein was elected to the Board of Directors in August of 2000. Mr. Rosenstein co-founded LiveWire Ventures in 1998 and has served as its Executive Vice President and Chief Financial Officer since its inception. LiveWire is a diversified investment and management group focused primarily on companies that provide software and internet products and services for the media, telecom, utility, advertising, and new media industries. From 1990 to June 1998, Mr. Rosenstein was Executive Vice President and Chief Financial Officer of PriCellular Corporation. He began his career with Ernst & Young and was a senior manager there at the time he joined PriCellular Corporation. Mr. Rosenstein is a certified public accountant and a member of the AICPA and New York State Society of CPAs. He is a magna cum laude graduate of the State University of New York.

      Dennis Stone has been employed by Price Communications Wireless since August, 1998. Initially, he was Vice President and General Manager of the Company's Columbus, GA MSA. He was later promoted to President in November 1998. Prior to that, he was employed by PriCellular Corporation since July, 1991, most recently as Regional General Manager in that Company's New York cluster. During his tenure with PriCellular, Dennis has held increasingly responsible positions as General Manager of the New York and Alabama properties. Mr. Stone resides in Atlanta, Georgia with his wife and daughter. He attended the University of Texas at Tyler.

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

EXECUTIVE COMPENSATION

   The following table sets forth certain summary information concerning the compensation paid to the executive officers of the Company for the three years ended December 31, 2000 and compensation paid to the named executive officers of PCW for the three years ended December 31, 2000.

                                                                           LONG-TERM
                                  ANNUAL COMPENSATION                     COMPENSATION
                              ------------------------------           --------------------
                                                                      SECURITIES
          NAME AND                                                    UNDERLYING      ALL OTHER
     PRINCIPAL POSITION               YEAR  SALARY ($)  BONUS ($)     OPTIONS(2)    COMPENSATION
Robert Price                          2000    $600,000   $250,000            ---             ---
Chief Executive Officer, President,   1999    $586,200   $500,000            ---             ---
    and Treasurer                     1998    $375,000   $500,000 (1)        ---             ---

Kim I. Pressman                       2000    $150,000   $125,000         10,000             ---
Executive Vice President, Chief       1999    $185,000   $350,000         24,609             ---
    Financial Officer                 1998    $197,000   $ 50,000 (1)     22,969             ---

Ellen S. Fader                        2000    $100,000   $ 55,000         30,000             ---
Senior Vice President & Secretary


Dennis W. Stone                       2000    $170,000   $102,500         10,000        $  5,376
President, PCW                        1999    $146,500   $183,500         43,313           4,200

Michael N. Bruno                      2000    $150,000   $107,500          5,000           4,200
Executive Vice President, PCW         1999    $135,000   $183,500         38,063           4,387

------------------
(1)   Paid in Common Stock of the Company.
(2) Gives effect to five-for-four stock splits of the Company's Common Stock, in the form of stock dividends, paid April 1, 1998, April 30, 1998, January 25, 1999, and May 4, 1999, a two-for-one stock split paid August 31, 1998, and a five percent stock dividend paid on August 26, 1999.

STOCK OPTIONS

      The following table reflects the number of options for shares of the Company's Common Stock subject to options granted under the Company's 1992 Long Term Incentive Plan (the "LTIP") during the year ended December 31, 2000 to executive officers of the Company and the named executive officers of PCW.

                            OPTION GRANTS IN LAST FISCAL YEAR



                                                                            POTENTIAL REALIZED
                   NUMBER OF      % OF TOTAL                                VALUE AT ASSUMED
                   SECURITIES     OPTIONS                                   ANNUAL RATES OF
                   UNDERLYING     GRANTED TO                                STOCK PRICE
                   OPTIONS        EMPLOYEES IN     EXERCISE     EXPIRATION  APPRECIATION FOR
NAME               GRANTED(1)(2)  FISCAL YEAR      PRICE           DATE     OPTION TERM (2)
----               -------------  ------------     --------     ----------  -------------------
                                                                            5%         10%
                                                                            --------   --------
Michael N. Bruno           5,000          3.2%      $ 21.00      02/07/10   $ 66,034   $167,343

Ellen S. Fader            10,000         18.9%      $ 21.00      02/07/10   $132,068   $334,686
                          10,000                    $ 25.56      03/02/10   $160,745   $407,361
                          10,000                    $ 20.75      05/23/10   $130,496   $330,702

Kim I. Pressman           10,000          6.3%      $ 20.75      05/23/10   $130,496   $330,702

Dennis W. Stone           10,000          6.3%      $ 21.00      02/07/10   $132,068   $334,686

-----------------
(1) Upon the occurrence of a "change in control" of the Company, as defined in the LTIP, the Company's Stock Option and Compensation Committee may, in its discretion, provide for the purchase of any then outstanding options by the Company or a designated subsidiary for an amount of cash equal to the excess of (i) the product of the "change in control price" (as defined below) and the number of shares of the Company's Common Stock subject to the options over (ii) the aggregate exercise price of such options. The change in control price means the higher of (1) the highest price per share of the Company's Common Stock paid in any transaction related to a change in control of the Company and
      (ii) the "highest fair market value," as defined in the LTIP, of the Company's Common Stock at any time during the 60-day period preceding the change in control.

(2) In order to realize these potential values, the closing price of the Company's Common Stock on February 7, 2010 would have to be $34.21 and $54.47 per share, on March 2, 2010 would have to be $41.63 and $66.30 per share, and on May 23, 2010 would have to be $33.80 and 53.82, respectively.

      The following table reflects the number of stock options held by the executive officers of the Company and the named executive officers of PCW on December 31, 2000.

                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                 AND FISCAL YEAR END OPTION VALUES


                                                  NUMBER OF SECURITIES
                                                       UNDERLYING            VALUE OF UNEXERCISED IN-THE-
                     SHARES                      UNEXERCISED OPTIONS AT      MONEY OPTIONS AT FISCAL YEAR
                    ACQUIRED                       FISCAL YEAR END(1)                     END
                       ON            VALUE     --------------------------    ----------------------------
--------------      EXERCISE        REALIZED                      UNEXER-
NAME                   (1)            ($)      EXERCISABLE        CISABLE    EXERCISABLE   UNEXERCISABLE
-----------------   --------        --------   -----------        -------    -----------   -------------
Michael N. Bruno         ---            ---            ---         10,250            ---         $ 8,465
Kim I. Pressman          ---            ---         47,578         10,000        511,814             ---
Ellen S. Fader           ---            ---            ---         30,000            ---             ---
Dennis Stone             ---            ---            ---         20,500            ---         $16,931

-------------------
(1) Numbers of shares gives effect to five-for-four stock splits, in the form of stock dividends, paid on April 1, 1998, April 30, 1998, January 25, 1999, May 4, 1999, a 2 for 1 stock split paid on August 31, 1998, and a 5% stock dividend paid on August 26, 1999.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 2001 by (i) each person or group known to the Company who beneficially owns more than five percent of the Company's Common Stock and (ii) all directors and executive officers of the Company and the named executive officers of Price Communications Wireless, Inc. ("PCW") as a group:


  NAME OF BENEFICIAL        CLASS OF STOCK             NUMBER OF        PERCENTAGE OF
        OWNER                                         SHARES(1)(2)          CLASS
----------------------------------------------------------------------------------------

Robert Price...........       Common Stock             6,203,100(4)          11.3%

Robert F. Ellsworth....       Common Stock                 6,727               (3)

Stuart B. Rosenstein...       Common Stock                12,750               (3)

Ellen S. Fader.........       Common Stock                12,000               (3)

Kim I. Pressman........       Common Stock               414,862(5)            (3)

Dennis W. Stone........       Common Stock                34,616               (3)

Michael N. Bruno.......       Common Stock                36,939               (3)

All directors and executive
officers and named executive
officers of PCW as a
group (7 persons)             Common Stock             6,720,994             12.2%

(1) Under the applicable rules of the Securities and Exchange Commission (the "SEC"), each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Information as to number of shares of the Company's Common Stock and voting power of Preferred Stock gives effect to five-for-four stock splits of the Company's Common Stock, in the form of stock dividends payable on April 1, 1998, April 30, 1998, January 25, 1999, and May 4, 1999, a two-for-one
      stock split on August 31, 1998, and a 5% stock dividend payable on August 26, 1999.
(2)   Includes options exercisable within 60 days of March 31, 2001.
(3)   Less than 1%.
(4) Excludes (i) approximately 4.9 million shares (or approximately 8.6% of the Company's outstanding common stock) owned by members of Mr. Price's family as to which he shares voting and disposition power and with respect to which Mr. Price may be deemed the beneficial owner and (ii) approximately 2.4 million shares (or approximately 4.2% of the Company's outstanding common stock) owned by members of Mr. Price's family with respect to which Mr. Price does not share voting or disposition power and as to which he disclaims legal and beneficial ownership.
(5) Includes 47,578 options on the Company's common stock which are exercisable within 60 days of March 31, 2001. Excludes 18,431 shares held by Ms. Pressman's children as to which she disclaims beneficial ownership.

ITEM 13.  RELATED PARTY TRANSACTIONS

      PCW is a party to an agreement with H.O. Systems, Inc. ("HO") under which HO provides billing and management information services to PCW, and in respect of which PCW made payments to HO during the year ended December 31, 2000 and the three months ended March 31, 2001 of $516,721 and $2,433,201, respectively. Mr. Rosenstein, a director of the Company, is an executive officer of HO and holds equity in HO.

                                   SIGNATURES

      Pursuant to the requirements of Sections 13 and 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PRICE COMMUNICATIONS CORPORATION


                              By:   /s/ Robert Price
                                  ------------------------------
                                        Robert Price, President

                                  EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
NO.
---


10.10 Amendment No. 1 to the Transaction Agreement dated as of March 30, 2001 among Registrant, Price Communications Cellular, Inc., Holdings, Wireless, Verizon, Cellco, and VWI.

23.2  Consent of Public Accountants amended as to date