Form 10-Q
period 2001-03-31
PRICE COMMUNICATIONS CORP
filed 2001-05-14
CIK 355787

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

                  For the quarterly period ended March 31, 2001

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of May 3, 2001 was 55,121,939.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.      FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2001 and
                December 31, 2000.......................................     I-1

          Condensed Consolidated Statements of Operations -
                Three months ended March 31, 2001 and 2000..............     I-2

          Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 2001 and 2000..............     I-3

          Condensed Consolidated Statement of Shareholders' Equity -
                Three months ended March 31, 2001.......................     I-4

          Notes to Condensed Consolidated Financial Statements..........     I-5

  ITEM 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................     I-6

PART II.     OTHER INFORMATION

  ITEM 1. Legal Proceedings.............................................    II-1

  ITEM 2. Changes in Securities.........................................    II-1

  ITEM 3. Defaults Upon Senior Securities - None........................    II-1

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

  ITEM 6. Exhibits and Reports on Form 8-K..............................    II-1

SIGNATURES..............................................................    II-2

Item 1. Financial Statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                ($ in thousands)

                                                                            (Unaudited)     (Audited)
                                                                             March 31,     December 31,
                                                                               2001            2000
                                                                            ----------      ----------
                                     Assets
Current assets:
       Cash and cash equivalents                                            $  200,658      $  180,708
       Trade accounts receivable, net of
             allowance for doubtful accounts                                    27,320          36,052
       Receivable from other cellular carriers                                   4,600           4,101
       Available for sale securities                                            21,100          23,517
       Inventory                                                                 4,680           6,015
       Deferred income taxes                                                     2,550           1,091
       Prepaid expenses and other current assets                                 5,568           4,420
                                                                            ----------      ----------

               Total current assets                                            266,476         255,904

Net property and equipment                                                     144,333         147,233
Equity investment in other cellular properties                                  11,810          11,810
Licenses, net of amortization                                                  826,790         832,471
Other intangible and other assets, net of amortization                          18,249          19,002
                                                                            ----------      ----------
                                                                            $1,267,658      $1,266,420
                                                                            ==========      ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable                                                     $    7,064      $    8,181
       Accrued interest payable                                                 18,196          12,374
       Accrued salaries and employee benefits                                    1,346           1,329
       Deferred revenue                                                          9,802           9,029
       Outstanding put option contracts                                          4,903           3,109
       Income taxes payable                                                      8,692           8,013
       Customer deposits                                                         1,200           1,153
       Other current liabilities                                                 8,986           9,101
                                                                            ----------      ----------

             Total current liabilities                                          60,189          52,289

Long-term debt                                                                 700,000         700,000
Accrued income taxes - long term                                                53,165          53,165
Deferred income taxes                                                          282,890         283,075
Minority interests                                                               5,580           5,279
                                                                            ----------      ----------

             Total liabilities                                               1,101,824       1,093,808
                                                                            ----------      ----------

Commitments and contingencies

Shareholders' equity                                                           165,834         172,612
                                                                            ----------      ----------
                                                                            $1,267,658      $1,266,420
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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                                                      For the three months
                                                                                         ended March 31,
                                                                             -------------------------------------
                                                                                  2001                     2000
                                                                             ------------             ------------
Revenue:
       Service                                                               $     61,464             $     60,825
       Equipment sales and installation                                             4,255                    4,530
                                                                             ------------             ------------
                 Total revenue                                                     65,719                   65,355
                                                                             ------------             ------------

Operating expenses:
       Engineering, technical and other direct                                      7,953                    7,087
       Cost of equipment                                                            8,847                    8,017
       Selling, general and administrative                                         17,352                   16,322
       Non-cash compensation-selling, general and administration                      912                      912
       Depreciation and amortization                                               11,862                   11,730
                                                                             ------------             ------------
                 Total operating expenses                                          46,926                   44,068
                                                                             ------------             ------------

                 Operating income                                                  18,793                   21,287
                                                                             ------------             ------------

Other income (expense):
       Interest expense, net                                                      (14,091)                 (15,450)
       Other income (expense), net                                                 (1,029)                   3,361
                                                                             ------------             ------------

                 Total other expense                                              (15,120)                 (12,089)
                                                                             ------------             ------------

                 Income before minority interest
                   share of income and income taxes                                 3,673                    9,198

Minority interest share of income                                                    (300)                    (309)
                                                                             ------------             ------------

                 Income before income taxes                                         3,373                    8,889

Income tax expense                                                                  1,907                    3,289
                                                                             ------------             ------------

                 Net income                                                  $      1,466             $      5,600
                                                                             ------------             ------------


Other comprehensive income, net of tax
       Unrealized gains (losses) on available for sale securities                  (2,799)                  (4,296)
       Reclassification adjustment                                                     13                   (2,049)
                                                                             ------------             ------------
Comprehensive income (loss)                                                  $     (1,320)            $       (745)
                                                                             ============             ============

Per share data:
       Basic earnings per share                                              $       0.03             $       0.10
       Weighted average shares outstanding                                     55,329,000               56,463,000
       Diluted earnings per share                                            $       0.03             $       0.10
       Weighted average shares outstanding                                     55,712,000               57,052,000

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                ($ in thousands)
                                   (Unaudited)

                                                                                       For the three months
                                                                                          ended March 31,
                                                                                 -------------------------------
                                                                                    2001                  2000
                                                                                 ---------             ---------
Cash flows from operating activities:
     Net income                                                                  $   1,466             $   5,600
                                                                                 ---------             ---------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
             Depreciation and amortization                                          11,862                11,730
             Minority interest share of income                                         300                   309
             Deferred income taxes                                                      --                (1,164)
             Gain on available for sale securities                                    (248)               (3,417)
             Non-cash compensation                                                     912                   912
             Amortization of deferred finance charges                                  610                   608
             Increase in outstanding put option contracts                            1,794                    --
             Decrease in trade accounts receivable                                   8,233                   486
             Decrease in inventory                                                   1,335                 1,260
             Decrease in accounts payable and accrued expenses                      (1,232)               (5,406)
             Increase in accrued interest payable                                    5,822                 6,871
             Change in other accounts                                                  519                   (25)
                                                                                 ---------             ---------
                Total adjustments                                                   29,907                12,164
                                                                                 ---------             ---------
                 Net cash provided by operating activities                          31,373                17,764
                                                                                 ---------             ---------

Cash flows from investing activities:
     Capital expenditures                                                           (3,137)              (12,085)
     Proceeds from sale of available for sale securities                             3,821                 3,879
     Purchase of available for sale securities                                      (5,599)              (23,381)
     Purchase of minority interests                                                     --                  (281)
                                                                                 ---------             ---------
                 Net cash used in investing activities                              (4,915)              (31,868)
                                                                                 ---------             ---------

Cash flows from financing activities:
     Purchase and retirement of common stock                                        (7,210)               (9,968)
     Exercise of employee stock options                                                702                   350
                                                                                 ---------             ---------
                 Net cash used in financing activities                              (6,508)               (9,618)
                                                                                 ---------             ---------

                 Net increase (decrease) in cash and cash equivalents               19,950               (23,722)
Cash and cash equivalents at the beginning of period                               180,708               194,231
                                                                                 ---------             ---------
Cash and cash equivalents at the end of period                                   $ 200,658             $ 170,509
                                                                                 =========             =========


Supplemental disclosure of cash flow information:
     Income taxes paid, net                                                      $   1,138             $   1,413
                                                                                 =========             =========

     Interest paid                                                               $  10,281             $  10,281
                                                                                 =========             =========

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Shareholders' Equity

                                ($ in thousands)

                                               Common Stock                     Accumulated
                                                  Class A          Additional      other                                   Total
                                            --------------------    paid-in    comprehensive   Retained    Deferred    shareholders'
                                             Shares    Par Value    capital       income       earnings  compensation      equity
                                            --------   ---------  -----------  -------------  ---------  ------------    ----------
Balance December 31, 2000                     55,433   $     555  $   189,053  $      (457)   $  45,790  $  (62,329)     $  172,612

Change in unrealized gain (loss) on
         available for sale securities,
         net of tax effect                                                          (2,799)                                  (2,799)
Purchase and retirement of common
         stock                                  (399)         (4)      (7,206)                                               (7,210)
Exercise of stock options                        114           1          701                                                   702
Deferred compensation expense
         associated with the conversion of
         preferred stock to common stock                                                                        912             912
Tax benefit from the exercise of
         stock options                                                    151                                                   151
Net income                                                                                        1,466                       1,466

                                            --------   ---------  -----------  -----------    ---------  ----------      ----------
Balance  March 31, 2001                       55,148   $     552  $   182,699  $    (3,256)   $  47,256  $  (61,417)     $  165,834
                                            ========   =========  ===========  ===========    =========  ==========      ==========

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

Revenue Recognition

      Service revenue from cellular operations for prepaid and post paid customers includes local subscriber revenue and outcollect roaming revenue. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue is recognized when the airtime is utilized and activation revenue is recognized over the estimated life of the subscriber's contract or in respect to prepaid customers over the customer's estimated initial usage. Accordingly, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows have been adjusted for the three-month period ending March 31, 2000.

(2)   Shareholders' Equity

      The Company's Board of Directors has authorized stock repurchase programs of the Company's Class A Common Stock. The company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of the Company. During the first quarter of 2001, the company repurchased and retired 399,100 shares at an average price of $18.07 per share.

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

      The discussion contains statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company.

      References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

Overview

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 2001, the Company provided cellular telephone service to 541,774 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

      On November 14, 2000, the Company entered into an agreement with Verizon Wireless, Inc. ("VW") whereby the Company agreed to sell its wholly owned subsidiary Price Communications Wireless ("PCW") for approximately $2.06 billion through an exchange of stock. VW will assume the then outstanding debt of PCW and Price will receive the balance in shares of Class A Common Stock, par value $.001 per share of VW upon its IPO. The transaction is subject to termination in certain events, the completion of VW's IPO and approval of the Company's shareholders. The transaction has received FCC and other regulatory approvals. If the closing of the transaction does not occur by September 30, 2001, either party may terminate the agreement.

Market Ownership

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth, with respect to each service area in which the Company owns a cellular telephone system, the estimated population, the Company's beneficial ownership percentage and the Net Pops as of March 31, 2001.

                                                                 MSA          Estimated
Service Area                                                    Rank        Population (1)     Percentage        Net Pops
                                                                ----        --------------     ----------        --------
Albany, GA...............................................         271            118,442         100.0%           118,442
Augusta, GA..............................................         106            440,242         100.0            440,242
Columbus, GA.............................................         165            249,365          99.1            247,121
Macon, GA................................................         139            322,093          99.6            320,805
Savannah, GA.............................................         153            287,349          98.5            283,039
Georgia-6 RSA............................................         ---            204,765          99.5            203,741
Georgia-7 RSA............................................         ---            134,698         100.0            134,698
Georgia-8 RSA............................................         ---            159,858         100.0            159,858
Georgia-9 RSA............................................         ---            119,299         100.0            119,299
Georgia-10 RSA...........................................         ---            152,871         100.0            152,871
Georgia-12 RSA...........................................         ---            220,340         100.0            220,340
Georgia-13 RSA...........................................         ---            150,714         100.0            150,714
Dothan, AL...............................................         250            134,980          95.2            128,487
Montgomery, AL...........................................         137            323,675          94.6            306,197
Alabama-8 RSA............................................         ---            178,813         100.0            178,813
                                                                              ----------                       ----------
      Subtotal...........................................                      3,197,504                        3,164,667
                                                                              ----------                       ----------
Panama City, FL..........................................         233            148,422           92.0           136,548
                                                                              ----------                       ----------
      Total..............................................                      3,345,926                        3,301,215
                                                                              ----------                       ----------

(1)   Based on population estimates for 1999 from the DLJ 1999-2000 Summer Book.

Results of Operations

      The following table sets forth for the Company the percentage, which certain amounts bear to total revenue.

                                                          Three Months Ended
                                                                March 31,
                                                                ---------
                                                            2001      2000
                                                            ----      ----
            Revenue:
               Service .................................     93.5%     93.1%
               Equipment sales and installation ........      6.5       6.9
                                                           ------    ------
                         Total revenue .................    100.0     100.0
            Operating expenses:
               Engineering, technical and other direct:
                     Engineering and technical (1) .....      5.7       5.5
                     Other direct costs of services (2)       6.4       5.4
               Cost of equipment (3) ...................     13.5      12.3
               Selling, general and administrative:
                     Sales and marketing (4) ...........      8.8       8.4
                     Customer service (5) ..............      6.0       7.7
                     General and administrative (6) ....     11.6       8.9
                     Non-cash compensation .............      1.4       1.4
               Depreciation and amortization ...........     18.0      17.8
                                                           ------    ------
                           Total operating expenses ....     71.4      67.4
                Operating income .......................     28.6%     32.6%
                Operating income before depreciation and
                     amortization - adjusted EBITDA (7)      48.0%     51.9%
                Operating income before depreciation and
                     amortization - Price Communications
                     Wireless, Inc. (8) ................     49.0%     54.2%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies, costs for prepaid airtime usage (2001 only) and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber's bills.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Adjusted EBITDA represents operating income before Depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before Depreciation and amortization of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $656,000 for the current quarter and $1.5 million for the same period last year of the parent Company's general and administrative expenses.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenue. Service revenues totaled $61.0 million for the first quarter of 2001 and 2000. An increase in the average number of cellular subscribers and in the average access per subscriber and a reduction in promotional credits generated additional access revenue of approximately $3.1 million for the current three-month period. While airtime revenue from post-paid subscribers was comparatively flat for the same three-month periods, prepaid airtime increased by $814,000. The Company's outcollect roaming revenue, which is revenue that the Company collects from other wireless carrier's subscribers using their phones in the Company's markets, decreased from $9.8 million for the first quarter 2000 to $7.5 million for the current quarter. A 7% increase in the number of outcollect minutes from 26.7 million minutes in the first quarter of 2000 to 28.5 million minutes for the same period in 2001 was more than offset by lower renegotiated reimbursement rates with certain carriers that changed during the first quarter of 2001. While local toll and directory assistance revenue increased for the current three month period, the renegotiated toll rates from other carriers for roaming resulted in a net decrease in toll revenue from $5.9 million for the three month period ended March 31, 2000 to $5.3 million for the current three month period.

      Average monthly revenue per post-paid subscriber (based upon service revenue only) includes local revenue as well as outcollect revenue, but does not include incollect revenue from subscribers, as this revenue is accounted for as an offset to the Company's direct cost of service. Such revenue decreased from $46.23 for last year's first quarter to $44.15 for the current three month period because of the factors stated above.

      Equipment sales and installation revenue, which consists primarily of cellular subscriber equipment and accessory sales, decreased from $4.5 million for the first quarter of 2000 to $4.3 million for the current three month period. Although there were more gross subscriber additions during the current quarter, there were fewer post-paid subscriber additions, which caused a decrease in accessory and installation revenue of $324,000, since prepaid subscribers purchase fewer accessories. During the current three-month period the company sold 16,678 additional digital units but due to the competitive nature of equipment sales, did not realize additional revenue despite the higher cost of these phones.

      Operating Expenses. Total operating expenses increased from $44.1 million in the first quarter of 2000 to $46.9 million in the current quarter. As a percentage of total revenue, operating expenses increased to 71.4% of revenue for the current quarter in 2001 from 67.4 % of revenue for the same quarter in 2000.

      Engineering, technical and other direct increased by $900,000 to $8.0 million in the current quarter from $7.0 million in the first quarter of 2000. Included in engineering, technical and other direct is the net cost of incollect roaming which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets and the amount billed to these subscribers by the Company. The net for the current three-month period amounted to a small amount of revenue ($45,000) compared to a net cost of $751,000 for the same period in the prior year or a net decrease of $796,000. The primary reason for the decrease was the more favorable rates negotiated with certain other cellular carriers during the first three months of 2001 which as previously stated, had a negative effect on roaming revenue. Partially offsetting this decrease, were increases in long distance, directory assistance and other variable telephone costs directly related to additional usage by the increased average number of subscribers. In addition, cell site rents increased due to new sites added in 2000. Prepaid system charges increased because the Company switched to a new prepaid vendor in June of 2000 and has experienced an increase in its prepaid customer base and usage. The change to a new vendor was necessitated when the Company's previous vendor went out of business.

      The increase in cost of equipment from $8.0 million in the first quarter of 2000 to $8.8 million in the first quarter of 2001 is a result of additional phone sales due to increased gross subscriber additions in the current quarter over the same period last year, combined with additional sales of digital phones (see above), which have a higher unit cost. In the current period, the Company was able to recover approximately 48% of its equipment cost, which is less than the 56% recovered for the three-month period in 2000.

      Selling, general and administrative expenses increased by $1.0 million when comparing the first quarter of 2001 to the same period in 2000. Sales and marketing (including the cost of installation) increased $271,000 when comparing the current quarter to last year's first quarter. The increase in gross subscriber adds resulted in additional commissions, the principal component of the increase. The cost to add a gross subscriber, which includes sales and marketing costs combined with the loss on equipment sales, an important statistic in the cellular industry, remained at $161 for the current and prior three month periods.

      Customer service costs, which are included in general and administrative expenses, were $3.9 million for the current three-month period compared to $5.0 million for the same period last year. Increases in costs for the generation of subscribers' monthly invoices, as well as additional payroll costs, occurred because of the increased subscribers for the first quarter of 2001 compared to the first quarter of 2000. However, due to the difficulties incurred during the Company's billing conversion (see below) the Company was credited with $2.0 million by the billing vendor, which reduced net billing and customer service costs to $3.9 million for the current three month period compared with $5.0 million for the same period last year. For the current three-month period, customer service costs amounted to 6.0% of revenue compared to 7.7% for the same period in 2000.

      General and administrative expenses increased $1.8 million for the current quarter compared to the same quarter in 2000. The increase was primarily a result of a $2.5 million increase in the provision for doubtful accounts. In the fourth quarter of 2000, the Company changed its billing vendor in order to take advantage of a system that would provide for more flexibility in creating customized rate plans and more meaningful reports for management. The previous billing provider also informed the Company that it would not be a long-term participant in the cellular billing business. The transition encountered processing problems and as a result, the Company's collection efforts were hampered, which led to a longer average aging period of the Company's accounts receivable and a necessity to provide a higher provision for bad debts. Partially offsetting this increase were reductions in payroll. Most other components of general and administrative expense had little or no increase. General and administrative expenses excluding customer service costs, increased to 11.6% of total revenue for the current quarter compared to 8.9% for the same period in 2000.

      Depreciation and amortization increased $200,000 to $11.9 million for the first quarter of 2001 from $11.7 million for the first quarter of 2000 as a result of fixed asset additions during 2000. As a percentage of revenue, depreciation and amortization amounted to 18.0% for the first quarter of 2001 compared to 17.8% for the first quarter of 2000.

      Operating income decreased approximately $2.5 million to $18.8 million in the first quarter of 2001 from $21.3 million for the same period in 2000. Operating income before depreciation and amortization and non-cash compensation amounted to 48.0% of total revenue in the current quarter compared to 51.9% of total revenue for the quarter ended March 31, 2000. The decrease is a result of the items discussed above. The continuing emphasis by management on maintaining cost controls, resulted in no increase in the average operating cost per subscriber (total operating costs before depreciation and amortization, non-cash compensation and corporate overhead) which was $18.22 for the current three month period compared to $18.24 for the first quarter of 2000. Management believes that the current figure of $18.22 continues to be one of the lowest in the industry.

      Net Interest Expense, Income Taxes and Net Income. Net interest expense decreased to $14.1 million for the quarter ended March 31, 2001 from $15.5 million in the first quarter of 2000.

      The current period's income tax provision of $1.9 million compared to the income tax provision of $3.3 million in the first quarter of 2000 is a result of the higher financial statement taxable income for the first three months of 2000 compared to the first three months of 2001 and certain non taxable items.

      The net income of $1.5 million for the first quarter of 2001 compared to net income of $5.6 million for the first quarter of 2000 is a function of the items discussed above.

Liquidity and Capital Resources

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through the issuance of debt, and to a lesser extent, operating cash flow. During the three month period ended March 31, 2001, the Company generated $31.4 million of cash from operating activities as shown in the Condensed Consolidated Statements of Cash Flows. The Company's EBITDA (earnings before interest, depreciation and amortization and non-cash compensation) was $31.6 million for the current quarter. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million of which $10.3 million was paid in January 2001. The remaining cash interest requirements are approximately $24.0 million during the second quarter, $10.3 million during the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash position of $200.7 million, there does not appear to be a necessity to provide additional funding for the foreseeable future. The Company's outstanding debt instruments consist of $525 million 9 1/8% Senior Secured Notes due December 15, 2006, and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

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

              None

        (b)  Reports on Form 8-K

              None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PRICE COMMUNICATIONS CORPORATION

Date: May 14, 2001                   By: /s/ Robert Price
                                        --------------------------------
                                     Robert Price
                                     Director, President and Treasurer

                                     By: /s/ Kim I. Pressman
                                        --------------------------------
                                     Kim I. Pressman
                                     Director, Executive Vice President
                                     and Principal Financial Officer

                                     By: /s/ Michael Wasserman
                                        --------------------------------
                                     Michael Wasserman
                                     Vice President and Chief Accounting Officer