Form 10-Q
period 2001-06-30
PRICE COMMUNICATIONS CORP
filed 2001-08-08
CIK 355787

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

                  For the quarterly period ended June 30, 2001

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of July 31, 2001 was 54,993,637.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART  I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets- June 30, 2001 and December 31, 2000..........  I-1

        Condensed Consolidated Statements of Operations - Three months ended
             June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000.............  I-2

        Condensed Consolidated Statements of Cash Flows - Six months ended
             June 30, 2001 and 2000.........................................................  I-3

        Condensed Consolidated Statement of Shareholders' Equity - Six months ended
             June 30, 2001 .................................................................  I-4

        Notes to Condensed Consolidated Financial Statements................................  I-5

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................  I-7

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......................  I-13


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings................................................................  II-1

   ITEM 2. Changes in Securities............................................................  II-1

   ITEM 3. Defaults Upon Senior Securities- None............................................  II-1

   ITEM 4. Submission of Matters to a Vote of Security Holders..............................  II-1

   ITEM 5. Other Information................................................................  II-1

   ITEM 6. Exhibits and Reports on Form 8-K.................................................  II-1

SIGNATURES..................................................................................  II-2

ITEM 1. FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                   (UNAUDITED)   (AUDITED)
                                                                    JUNE 30,    DECEMBER 31,
                                                                      2001          2000
                                                                   ----------   ----------
                         ASSETS

Current assets:
      Cash and cash equivalents ................................   $  204,763   $  180,708
      Trade accounts receivable, net of allowance
            for doubtful accounts ..............................       28,626       36,052
      Receivable from other cellular carriers ..................        4,079        4,101
      Available for sale securities ............................       20,214       23,517
      Inventory ................................................        7,070        6,015
      Deferred income taxes ....................................        2,234        1,091
      Prepaid expenses and other current assets ................        5,498        4,420
                                                                   ----------   ----------

            Total current assets ...............................      272,484      255,904

Net property and equipment .....................................      142,581      147,233
Licenses, net of amortization ..................................      825,641      832,471
Other intangible and other assets, net of amortization .........       29,319       30,812
                                                                   ----------   ----------
                                                                   $1,270,025   $1,266,420
                                                                   ==========   ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ....................   $   17,126   $    8,181
      Accrued interest payable .................................       11,421       12,374
      Accrued salaries and employee benefits ...................        1,120        1,329
      Deferred revenue .........................................       11,786        9,029
      Income taxes payable .....................................       11,984        8,013
      Customer deposits ........................................        1,080        1,153
      Minority interests .......................................        3,840           --
      Other current liabilities ................................        5,550       12,210
                                                                   ----------   ----------

           Total current liabilities ...........................       63,907       52,289

Long-term debt .................................................      700,000      700,000
Accrued income taxes - long term ...............................       53,165       53,165
Deferred income taxes ..........................................      282,890      283,075
Minority interests .............................................           --        5,279
                                                                   ----------   ----------

           Total liabilities ...................................    1,099,962    1,093,808
                                                                   ----------   ----------

Commitments and contingencies

Shareholders' equity ...........................................      170,063      172,612
                                                                   ----------   ----------
                                                                   $1,270,025   $1,266,420
                                                                   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
Revenue:
   Service                                                     $     61,702    $     65,126    $    123,166    $    125,951
   Equipment sales and installation                                   4,544           4,634           8,799           9,164
                                                               ------------    ------------    ------------    ------------
        Total revenue                                                66,246          69,760         131,965         135,115
                                                               ------------    ------------    ------------    ------------

Operating expenses:
   Engineering, technical and other direct                            7,349           7,460          15,302          14,547
   Cost of equipment                                                  8,327           7,860          17,174          15,877
   Selling, general and administrative                               19,146          15,616          36,498          31,938
   Non-cash compensation-selling, general and administrative            912             912           1,824           1,824
   Depreciation and amortization                                     12,033          11,864          23,895          23,594
                                                               ------------    ------------    ------------    ------------
        Total operating expenses                                     47,767          43,712          94,693          87,780
                                                               ------------    ------------    ------------    ------------
        Operating income                                             18,479          26,048          37,272          47,335
                                                               ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense, net                                            (15,172)        (15,030)        (29,263)        (30,480)
   Other income, net                                                  3,852           1,626           2,823           4,987
                                                               ------------    ------------    ------------    ------------
        Total other expense                                         (11,320)        (13,404)        (26,440)        (25,493)
                                                               ------------    ------------    ------------    ------------

        Income before minority interest
          share of income and income taxes                            7,159          12,644          10,832          21,842

Minority interest share of income                                      (331)           (407)           (631)           (716)
                                                               ------------    ------------    ------------    ------------
        Income before income taxes                                    6,828          12,237          10,201          21,126

Income tax expense                                                    1,416           4,528           3,323           7,817
                                                               ------------    ------------    ------------    ------------
        Net income                                                    5,412           7,709           6,878          13,309
                                                               ------------    ------------    ------------    ------------

Other comprehensive income, net of tax
   Unrealized gain (loss) on available for sale securities              680             134          (2,105)         (4,157)
   Reclassification adjustment                                         (141)              8            (156)         (1,283)
                                                               ------------    ------------    ------------    ------------
Comprehensive income                                           $      5,951    $      7,851    $      4,617    $      7,869
                                                               ============    ============    ============    ============

Per share data:
   Basic earnings per share                                    $       0.10    $       0.14    $       0.12    $       0.24
   Weighted average shares outstanding                           55,068,000      56,252,000      55,198,000      56,358,000
   Diluted earnings per share                                  $       0.10    $       0.14    $       0.12    $       0.23
   Weighted average shares outstanding                           55,404,000      56,592,000      55,556,000      56,928,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                             FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                           ----------------------
                                                                             2001         2000
                                                                           ---------    ---------
Cash flows from operating activities:

   Net income                                                              $   6,878    $  13,309
                                                                           ---------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                                         23,895       23,594
        Minority interest share of income                                        631          716
        Deferred income taxes                                                   (675)      (1,892)
        Gain on available for sale  marketable securities                     (1,851)      (4,284)
        Non-cash compensation                                                  1,824        1,825
        Amortization of deferred finance costs                                 1,217        1,215
        Decrease (increase) in trade and other receivables                     7,448         (926)
        Increase (decrease) in accounts payable and accrued expenses           9,073       (1,232)
        (Decrease) increase in accrued interest payable                         (953)          71
        Changes in other accounts                                                551          893
                                                                           ---------    ---------
           Total adjustments                                                  41,160       19,980
                                                                           ---------    ---------
             Net cash provided by operating activities                        48,038       33,289
                                                                           ---------    ---------

Cash flows from investing activities:

   Capital expenditures                                                       (7,331)     (17,464)
   Proceeds from sale of available for sale securities                        12,097        5,992
   Purchase of available for sale securities                                 (12,574)     (24,505)
   Purchase of minority interests                                             (6,601)        (293)
                                                                           ---------    ---------
             Net cash used in investing activities                           (14,409)     (36,270)
                                                                           ---------    ---------

Cash flows from financing activities:

   Purchase and retirement of common stock                                   (10,219)     (19,000)
   Decrease (increase) in other intangible assets and other assets              (275)          12
   Exercise of employee stock options                                            920          418
                                                                           ---------    ---------
             Net cash used in financing activities                            (9,574)     (18,570)
                                                                           ---------    ---------

             Net decrease in cash and cash equivalents                        24,055      (21,551)
Cash and cash equivalents at the beginning of period                         180,708      194,231
                                                                           ---------    ---------
Cash and cash equivalents at the end of period                             $ 204,763    $ 172,680
                                                                           =========    =========


Supplemental disclosure of cash flow information:

   Income taxes paid, net                                                  $   2,774    $   1,866
                                                                           =========    =========

   Interest paid                                                           $  34,234    $  34,234
                                                                           =========    =========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                Common Stock                    Accumulated
                                                   Class A          Additional     other                                 Total
                                              ------------------     paid-in    comprehensive  Retained    Deferred    shareholders'
                                              Shares   Par Value     capital       income      earnings  compensation    equity
                                              ------   ---------     -------    -------------  --------  ------------  -------------
Balance at December 31, 2000                  55,433     $  555     $ 189,053     $   (457)    $ 45,790     $(62,329)   $ 172,612

Change in unrealized gain (loss) on
   available for sale securities
   net of tax effect                                                                (2,261)                                (2,261)
Purchase and retirement of treasury stock       (566)        (6)      (10,214)                                            (10,220)
Exercise of stock options                        148          1           919                                                 920
Deferred compensation expense
   associated with the conversion of
   preferred stock to common stock                                                                             1,825        1,825
Tax benefit from the exercise of stock
   options                                                                309                                                 309
Net income                                                                                        6,878                     6,878
                                              ------     ------     ---------     --------     --------     --------    ---------
Balance June 30, 2001                         55,015     $  550     $ 180,067     $ (2,718)    $ 52,668     $(60,504)   $ 170,063
                                              ======     ======     =========     ========     ========     ========    =========

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

REVENUE RECOGNITIONS

      Service revenue from cellular operations for prepaid and post paid customers includes local subscriber revenue and outcollect roaming revenue. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue is recognized when the airtime is utilized and activation revenue is recognized over the estimated life of the subscriber's contract or expected term of the subscriber's relationship, whichever is longer. Accordingly, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows have been adjusted for the six and three month periods ending June 30, 2000.

RECLASSIFICATIONS

      Certain reclassifications have been made to the 2000 Financial Statements to conform to the 2001 presentation.

(2)   SHAREHOLDERS' EQUITY

      The Company's Board of Directors has authorized stock repurchase programs of the Company's Class A common stock. The Company is authorized to make such purchases from time to time in the open market or in privately negotiated transactions when it is legally permissible to do so and it is believed to be in the Company's best interests. During the current six month period ended June 30, 2001, the Company repurchased and retired 565,600 shares at an average price of $18.05 per share.

(3)   MINORITY INTERESTS

      A subsidiary of the Company notified the minority interest holders in the subsidiary corporations and limited partnerships that effective June 30, 2001 these subsidiaries were merged into Palmer Wireless Holdings, Inc. (a wholly owned subsidiary of the Company). Pursuant to the merger, the minority interest holders have the right to receive merger consideration totaling $10.6 million subject to appraisal rights pursuant to applicable state law. Effective June 28, 2001, a subsidiary partnership was dissolved and liquidated, resulting in a distribution of $5.6 million to minority interest holders. Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings. As of June 30, 2001, the Company owned 100% of its telephone operating systems.

(4)   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

(5)   POTENTIAL ACQUISITION

      On November 14, 2000, the company entered into an agreement with Verizon Wireless, Inc. ("VW") whereby the Company agreed to sell its wholly owned subsidiary Price Communications Wireless ("PCW") for approximately $2.06 billion through an exchange of stock. VW will assume the then outstanding debt of PCW and Price will receive the balance in shares of Class A Common Stock, par value $.001 per share of VW upon completion of its IPO. The transaction is subject to termination in certain events, the completion of VW's IPO and approval of the Company's shareholders. The transaction has received FCC and other regulatory approvals. If the closing of the transaction does not occur by September 30, 2001, either party may terminate the agreement. Both parties to the transaction indicated in a press release dated July 31, 2001, that the timing of the IPO would preclude the completion of the transaction by September 30, 2001. Both parties still seek the completion of a transaction and will begin discussions to explore alternative terms, including the use of new forms of consideration.

(6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has sold put and call options (principally on the Company's common stock) which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices. At June 30, 2001, open put contracts of approximately $2.7 million, which expire in August of 2001, have a settlement value of approximately $1.1 million. Accordingly, the Company recognized income of $1.6 million, which is included in Other income, net.

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

OVERVIEW

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 2001, the Company provided cellular telephone service to approximately 557,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

      On November 14, 2000 the company entered into an agreement with Verizon Wireless, Inc. ("VW") whereby the Company agreed to sell its wholly owned subsidiary Price Communications Wireless ("PCW") for approximately $2.06 billion through an exchange of stock. VW will assume the then outstanding debt of PCW and Price will receive the balance in shares of Class A Common Stock, par value $.001 per share of VW upon completion of its IPO. The transaction is subject to termination in certain events, the completion of VW's IPO and approval of the Company's shareholders. The transaction has received FCC and other regulatory approvals. If the closing of the transaction does not occur by September 30, 2001, either party may terminate the agreement. Both parties to the transaction indicated in a press release dated July 31, 2001 that the timing of the IPO would preclude the completion of the transaction by September 30, 2001. Both parties still seek the completion of a transaction and will begin discussions to explore alternative terms, including the use of new forms of consideration.

MARKET OWNERSHIP

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of June 30, 2001, with respect to each service area in which the Company owns a cellular telephone system and the estimated population of which the Company is now the beneficial owner of 100% (see Notes to Condensed Consolidated Financial Statements).

                                                         MSA        ESTIMATED
SERVICE AREA                                            RANK      POPULATION (1)
------------                                            ----      --------------
Albany, GA ...........................................   271         118,442
Augusta, GA ..........................................   106         440,242
Columbus, GA .........................................   165         249,365
Macon, GA ............................................   139         322,093
Savannah, GA .........................................   153         287,349
Georgia-6 RSA ........................................    --         204,765
Georgia-7 RSA ........................................    --         134,698
Georgia-8 RSA ........................................    --         159,858
Georgia-9 RSA ........................................    --         119,299
Georgia-10 RSA .......................................    --         152,871
Georgia-12 RSA .......................................    --         220,340
Georgia-13 RSA .......................................    --         150,714
Dothan, AL ...........................................   250         134,980
Montgomery, AL .......................................   137         323,675
Alabama-8 RSA ........................................    --         178,813
                                                                   ---------
     Subtotal ........................................             3,197,504
                                                                   ---------
Panama City, FL ......................................   233         148,422
                                                                   ---------
     Total ...........................................             3,345,926
                                                                   ---------

      (1) Based on population estimates for 1999 from the DLJ 1999-2000 Summer Book.

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage of certain amounts in relation to total revenue.

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                                   --------            --------
                                                2001      2000      2001      2000
                                               ------              ------
REVENUE:
Service ....................................     93.1%     93.4%     93.3%     93.2%
   Equipment sales and installation ........      6.9       6.6       6.7       6.8
                                               ------    ------    ------    ------
             TOTAL REVENUE .................    100.0     100.0     100.0     100.0
                                               ------    ------    ------    ------
OPERATING EXPENSES:
   Engineering, technical and other direct:
         Engineering and technical (1) .....      6.1       5.5       5.9       5.5
         Other direct costs of services (2)       5.0       5.2       5.7       5.3
   Cost of equipment (3) ...................     12.5      11.3      13.0      11.8
   Selling, general and administrative:
         Sales and marketing (4) ...........      9.3       8.4       9.1       8.4
         Customer service (5) ..............      9.4       7.2       7.7       7.4
         General and administrative (6) ....     10.2       6.8      10.9       7.8
         Non-cash compensation .............      1.4       1.3       1.4       1.4
   Depreciation and amortization ...........     18.2      17.0      18.1      17.4
                                               ------    ------    ------    ------
               TOTAL OPERATING EXPENSES ....     72.1      62.7      71.8      65.0
                                               ------    ------    ------    ------
    Operating income .......................     27.9%     37.3%     28.2%     35.0%
    Operating income before depreciation and
         amortization - adjusted EBITDA (7)      47.4%     55.7%     47.7%     53.9%
    Operating income before depreciation and
      amortization - Price Communications
      Wireless, Inc. (8) ...................     48.3%     55.9%     48.7%     55.0%

----------

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber's bills.
(6) Includes salaries and benefits of general and administrative personnel, the provision for bad debts and other overhead expenses.
(7) Adjusted EBITDA represents operating income before depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before depreciation and amortization of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $597,000 and $1.3 million and $195,000 and $1.7 million for the three months and six month periods ended June 30, 2001 and the three and six month periods ended June 30, 2000, respectively, of the parent company's general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

      REVENUE. Service revenue totaled $61.7 million for the second quarter of 2001, a decrease of $3.4 million or approximately 5% from $65.1 million for the second quarter of 2000. An increase in the average number of post-paid subscribers, resulted in an increase of $2.0 million in access revenue, but was partially offset by additional promotional access credits of $579,000. Airtime and other revenue, which is also affected by post-paid subscriber growth, increased $684,000 for the current three month period. In addition, the increase in prepaid subscribers resulted in an increase of $589,000 for prepaid revenue for the three month period. These positive results were more than offset by a decrease in outcollect roaming revenue, including toll, that the Company collects from other wireless carriers' subscribers using their phones in the Company's markets. Outcollect airtime revenue decreased from $11.6 million for last year's second quarter to $7.6 million in the quarter ended June 30, 2001. A decrease in the number of outcollect minutes from 35.6 million for last year's second quarter to 31.1 million for the current quarter, as well as the reduction in the average reimbursement rate from other cellular carriers from $.33 for the three months ended June 30, 2000, to $.24 for the three months ended June 30, 2001, were the cause of such decline. Roaming rates have generally been decreasing throughout the wireless industry. In addition, reduced outcollect minutes combined with a reduced toll reimbursement rate caused a drop in outcollect toll revenue from $5.1 million in the second quarter of 2000 to $3.1 million for the same period of the current year. The Company expects the trend for both outcollect air and outcollect toll to continue for the remainder of the year.

      Average monthly revenue per post-paid subscriber (based upon service revenue excluding prepaid revenue) includes local revenue as well as outcollect revenue, but does not include incollect revenue from subscribers, as this revenue is accounted for as an offset to the Company's direct cost of service. Such amount decreased from $48.98 for the three month period ended June 30, 2000 to $45.18 for the current three month period because of the factors discussed above.

      Equipment sales and installation revenue, which consists primarily of sales of handsets and related accessories to subscribers, decreased from $4.7 million for the second quarter of 2000 to $4.5 million for the same period in 2001. The principal reason for the decrease was reduced installation fees and a decrease in accessory sales.

      OPERATING EXPENSES. Total operating expenses increased by $4.1 million to $47.8 million for the current three month period from $43.7 million for the three month period ended June 30, 2000. As a percentage of total revenue the current three months' operating expenses amounted to 72.1% compared with 62.7% for the same period in 2000.

      Engineering, technical and other direct costs of service decreased by $111,000 from $7.4 million for the second quarter of 2000 to $7.3 million for the second quarter of 2000. Included in engineering, technical and other direct is the net cost of incollect roaming which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in their markets and the amount billed to these subscribers by the Company. The current three month period resulted in net revenue of approximately $1.1 million compared with a net cost of approximately $142,000 for the three month period ended June 30, 2000. The improvement ($1.3 million) results primarily from the more favorable rates negotiated with certain other cellular carriers during the first three months of 2001. Additional costs to operate the Company's prepaid subscriber system partially reduced the benefits of the incollect savings. These costs resulted from the Company's forced switch of prepaid vendors once the Company discovered that the previous vendor was going out of business in the third quarter of 2000. Additional cell site rents related to the expansion of the company's systems in 2000 also decreased the incollect savings mentioned above.

      Cost of equipment increased to $8.3 million for the second quarter of 2001 from $7.9 million for the second quarter of 2000, primarily as a result of 5,500 additional phones sold or upgraded, combined with a product mix of 68% of phones sold being digital and 32% analog for the current three month period compared with approximately 37% digital and 63% analog for the comparable period in 2000. Digital phones generally have a higher unit cost. For the current three month period, the Company recovered 55% of the cost of equipment compared with a recovery of 59% for the three months ended June 30, 2000.

      Selling, general and administrative expenses ("SG&A") increased $3.5 million from $15.6 million in the second quarter of 2000 to $19.1 million for the same period of the current year. As a percentage of revenue, SG&A for the current three month period is 28.9% of revenue compared with 22.4% for the same three month period in 2000.

      Sales and marketing increased $313,000 from $5.8 million for the second quarter of 2000 to $6.1 million for the current three month period principally due to increased advertising expenditures. The cost to add a gross subscriber, which consists of the net equipment loss and sales and marketing expenditures decreased from approximately $184 for the three month period ending June 30, 2000 to $175 for the current three month period.

      For the current three month period, customer service costs amounted to $6.2 million compared with $5.0 million for the same period in 2000. Increases in billing costs resulting from a higher average of post-paid and prepaid subscribers for the current three month period contributed to the additional costs. The use of additional personnel and professional services to handle the expanding customer base in an attempt to control churn, and the use of temporary employees in the markets to effectuate mandated area code changes also contributed to the increase.

      General and administrative expenses (excluding customer service), increased from $4.8 million for the prior three month period to $6.8 million for the current three month period. The $2.0 million increase was primarily a result of the increase in the provision for doubtful accounts. During 2000, the Company learned that its previous billing vendor would not be a long term participant in the cellular billing field. Accordingly, the Company changed its billing vendor in the fourth quarter of 2000, and experienced problems introducing its customers to the new billing form, as well as delays in mailing bills to subscribers and subsequent collections on such late bills. Although bad debts are unfavorable to the prior period, the provision is approximately $ 600,000 less than the amount for the period ended March 31, 2001. The Company has centralized the collection process for certain of its markets in order to more effectively manage the collection of the Company's accounts receivable.

      Depreciation and amortization increased $169,000 to $12.0 million in the quarter ended June 30, 2001 from $11.9 million for the three month period ended June 30, 2000. The additional depreciation is a result of capital additions during the second half of 2000 and the first six months of 2001. As a percentage of revenue, depreciation and amortization was 18.2% for the current quarter compared to 16.9% for the same period last year.

      Operating income decreased to $18.5 million for the second quarter of 2001 from $26.0 million for the second quarter of 2000. Operating income before depreciation and amortization and non-cash compensation was 47.4% of revenue for the current quarter compared with 55.7% for the second quarter of 2000. The decrease in operating margin is attributable primarily to the decrease in outcollect roaming revenue. Despite this decrease in operating income, management's continuing concentration on cost controls, maintained a low operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and parent company overhead) of $18.08 for the current period compared with $17.92 for the same period of the prior year.

      NET INTEREST EXPENSE, INCOME TAXES, AND NET INCOME. Net interest expense is comparable for the current and prior three month period. The current period's income tax provision of $1.4 million compared with a provision of $4.5 million for the three month period in 2000, is a result of the reduced financial statement taxable income and certain non taxable security transactions.

     The net income for the three month period ended June 30, 2001 of $5.4 million compared with net income for the second quarter of $7.7 million is a function of the items discussed above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

      REVENUE. Service revenue amounted to $123.2 million for the first six months of 2001, a decrease of $2.8 million or approximately 2.2% from $126.0 million for the same period in 2000. Access revenue increased by $4.5 million principally a result of the greater number of post-paid subscribers during the current six month period compared to the same six months during the year 2000. Airtime revenue from post-paid subscribers was flat but revenue from prepaid subscribers increased by $1.4 million due to an increased number of subscribers during the current six month period compared to last year. These positive results were more than offset by decreases in outcollect airtime roaming revenue, which is revenue that the Company collects from other wireless carriers' subscribers using their phones in the Company's markets, from $21.5 million for the six months of 2000 to $15.1 million for the current six month period. The decrease in the number of outcollect minutes of use from 62.3 million for the six month period ended June 30, 2000, to 59.7 for the six month period ended June 30, 2001, and the reduction in the average reimbursement rate from other cellular carriers from $.34 in 2000 to $.25 in 2001 were the cause of such decline. While toll and directory assistance revenue increased $489,000 for the current six month period, the reduction in outcollect minutes of use combined with reduced toll reimbursement rates resulted in a decrease of roaming toll revenue of $3.2 million during the current six month period. The Company expects the trend for both outcollect air and outcollect toll to continue for the remainder of the year.

      Average monthly revenue per post-paid subscriber (based upon service revenue excluding prepaid revenue) includes local revenue as well as outcollect revenue, but does not include incollect revenue from subscribers, as this revenue is accounted for as an offset to the Company's direct cost of service. Such amount decreased from $47.62 for the six month period ended June 30, 2000 to $44.66 for the current six month period because of the factors discussed above.

      Equipment sales and installation revenue, which consists primarily of subscriber phone and accessory sales, decreased to $8.8 million for this year's six month period from $9.2 million for the same period in 2000. The decrease is a result of the smaller number of post-paid customer additions during the current six month period compared to the same period last year, which results in a reduction of accessory revenue.

      OPERATING EXPENSES. Total operating expenses increased by $6.9 million to $94.7 million for the current six month period from $87.8 million for the six month period ended June 30, 2000. As a percentage of total revenue the current six months' operating expenses amounted to 71.8% compared with 65.0% for the same period in 2000.

      Engineering, technical and other direct costs of service increased $756,000 to $15.3 million for the current six months from $14.5 million for the same period in 2000. Included in engineering, technical and other direct costs of service is the net cost of incollect roaming which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets and the amount billed to these subscribers by the Company. The net for the current six month period resulted in revenue of $1.2 million compared to an expense of $893,000 for the same period in 2000 or a net decrease of $2.1 million. Partially reducing the benefits of the incollect savings, were additional costs to operate the Company's prepaid subscriber system. These costs increased in the third quarter of 2000 when the Company was forced to switch prepaid vendors after learning that the previous vendor was going out of business. Additional cell site rents related to the expansion of the Company's systems in 2000 also decreased the incollect savings mentioned above.

      The increase in equipment cost from $15.9 million for the six month period in 2000 to $17.2 million for the current six month period is principally a result of additional telephone units sold or upgraded during the current six month period. In addition, in the current six month period 54% of phones sold were digital compared with only 27% for the same period of the prior year. Digital phones generally have a higher unit cost. The percentage of cost recovered decreased from 58% for the six month period in 2000 to 51% for the current six months.

      Selling, general and administrative expenses ("SG&A") increased $4.6 million from $31.9 million for the first six months of 2000 to $36.5 million for the same period of the current year. As a percentage of revenue, SG&A for the current six month period is 27.7% of revenue compared with 23.6% for the same six month period in 2000. Sales and marketing increased $585,000 from $11.3 million for the six month period ending June 30, 2000 to $11.9 million for the current six month period principally due to increases in advertising expenditures. The cost to add a gross subscriber, which includes sales and marketing costs combined with the loss on equipment sales, increased slightly from $171.75 for the six month period ending June 30, 2000 to $173.44 for the current six month period.

      For the current six month period, customer service costs amounted to $10.1 million compared to $10.0 million for the same period in 2000. Increased costs for the generation of subscriber's monthly statements because of the greater number of subscribers contributed to the additional cost. The use of additional personnel and professional services to handle the expanding customer base in order to control churn and the use of temporary employees in the markets to effectuate mandated area code changes also resulted in increased costs. Offsetting these increases was a $2.0 million credit issued to the Company by its current billing vendor due to the problems encountered during the transition (see General and administrative expenses and bad debts below).

      General and administrative expenses (excluding customer service), increased from $10.6 million for the prior six month period to $14.4 million for the current six month period. The $3.8 million increase was primarily a result of a $4.1 million increase in the provision for doubtful accounts. In the fourth quarter of 2000, the Company changed its billing vendor since the Company learned that the previous billing vendor would not be a long-term participant in the cellular billing business. The transition encountered problems and as a result, the Company's collection efforts were hampered, which led to a longer average aging period of the Company's accounts receivable and a necessity to provide a higher provision for bad debts. General and administrative expenses, excluding customer service, increased from 7.8% of total revenue for the six month period of the prior year to 10.9% for the current six month period.

      Depreciation and amortization are comparable amounting to $23.9 million for the current six month period and $23.6 million for the same period last year.

      Operating income decreased to $37.3 million for the six month period ending June 30, 2001 compared with $47.3 million for the same period in 2000 or a decrease of $10.0 million. Operating income before depreciation and amortization and non-cash compensation amounted to 47.7% as a percentage of revenue for the current six month period compared with 53.8% for the same period of the prior year. The decrease in operating margin is attributable primarily to the decrease in outcollect roaming revenue. The Company was able to maintain its low operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and Parent Company overhead), which amounted to $18.15 for the current six month period, compared to $18.08 for the same period last year.

      NET INTEREST EXPENSE, INCOME TAXES, AND NET INCOME. Net interest expense decreased to $29.3 million for the six months of 2001 from $30.4 million for the same period in 1999.

      The current six month period's income tax provision of $3.3 million compared with the tax provision of $7.8 million for the six month period in 2000, is a result of the higher financial statement taxable income for the six months of the prior year compared with a financial statement taxable income for the current six month period and certain non taxable security transactions.

      The net income for the current six month period of $6.9 million compared with net income of $13.3 million for the six month period ended June 30, 2000 is a function of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. During the current six month period, the Company generated $48.0 million of cash flow from operating activities as shown in the Condensed Consolidated Statement Of Cash Flows. The Company's adjusted EBITDA (earnings before interest, depreciation and amortization, non-cash compensation and taxes) was $63.0 million for the six month period ending June 30, 2001. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $34.2 million has been paid through June 30, 2001. The remaining cash interest requirements are approximately $10.3 million in the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash of $204.8 million, there does not appear to be a necessity to provide additional funding for the foreseeable future. The Company's wireless subsidiary has outstanding debt instruments which consist of $525 million 9 1/8% Senior Secured Notes due December 15, 2006 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

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

                                        PRICE COMMUNICATIONS CORPORATION


Date: August 8, 2001                    By: /s/ Robert Price
                                           -------------------------------------
                                           Robert Price
                                           Director, President and Treasurer


                                        By: /s/ Kim I Pressman
                                           ------------------------------------
                                           Kim I Pressman
                                           Vice President and Chief Financial
                                           Officer


                                        By: /s/ Michael Wasserman
                                           ------------------------------------
                                           Michael Wasserman
                                           Vice President and Chief Accounting
                                           Officer