Form 10-Q
period 2001-09-30
PRICE COMMUNICATIONS CORP
filed 2001-11-14
CIK 355787

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

                For the quarterly period ended September 30, 2001

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of November 5, 2001 was 54,882,737.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2001
             and December 31, 2000 .....................................    I-1

          Condensed Consolidated Statements of Operations - Three
             months ended September 30, 2001 and 2000 and nine months
             ended September 30, 2001 and 2000 .........................    I-2

          Condensed Consolidated Statements of Cash Flows - Nine
             months ended September 30, 2001 and 2000 ..................    I-3

          Condensed Consolidated Statement of Shareholders' Equity -
             Nine months ended September 30, 2001 ......................    I-4

          Notes to Condensed Consolidated Financial Statements .........    I-5

  ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................    I-7

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ...    I-15

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings ............................................    II-1

  ITEM 2. Changes in Securities ........................................    II-1

  ITEM 3. Defaults Upon Senior Securities - None .......................    II-1

  ITEM 4. Submission of Matters to a Vote of Security Holders ..........    II-1

  ITEM 5. Other Information ............................................    II-1

  ITEM 6. Exhibits and Reports on Form 8-K .............................    II-1

SIGNATURES .............................................................    II-2

ITEM 1. FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                               (UNAUDITED)      (AUDITED)
                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   2001            2000
                                                                              -------------    ------------
                                              ASSETS
Current assets:
       Cash and cash equivalents                                                $  236,587      $  180,708
       Trade accounts receivable, net of allowance
                 for doubtful accounts                                              28,803          36,052
       Receivable from other cellular carriers                                       4,837           4,101
       Available for sale securities                                                22,065          23,517
       Inventory                                                                     4,366           6,015
       Prepaid expenses and other current assets                                     6,083           5,511
                                                                                ----------      ----------

                 Total current assets                                              302,741         255,904

Net property and equipment                                                         141,775         147,233
Licenses, net of amortization                                                      820,642         832,471
Other intangible and other assets, net of amortization                              17,401          30,812
                                                                                ----------      ----------
                                                                                $1,282,559      $1,266,420
                                                                                ==========      ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                         $   16,014      $    8,181
       Accrued interest payable                                                     18,257          12,374
       Accrued salaries and employee benefits                                        1,382           1,329
       Deferred revenue                                                             14,135           9,029
       Income taxes payable                                                         15,861           8,013
       Customer deposits                                                               959           1,153
       Minority interests                                                            3,306              --
       Other current liabilities                                                     4,190          12,210
                                                                                ----------      ----------

              Total current liabilities                                             74,104          52,289

Long-term debt                                                                     700,000         700,000
Accrued income taxes - long term                                                    53,165          53,165
Deferred income taxes                                                              280,686         283,075
Minority interests                                                                      --           5,279
                                                                                ----------      ----------

              Total liabilities                                                  1,107,955       1,093,808
                                                                                ----------      ----------

Commitments and contingencies

Shareholders' equity                                                               174,604         172,612
                                                                                ----------      ----------
                                                                                $1,282,559      $1,266,420
                                                                                ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2001            2000               2001             2000
                                                                ------------     ------------     ------------     ------------
Revenue:
   Service                                                      $     61,496     $     63,816     $    184,662     $    189,767
   Equipment sales and installation                                    4,369            4,950           13,168           14,113
                                                                ------------     ------------     ------------     ------------
               Total revenue                                          65,865           68,766          197,830          203,880
                                                                ------------     ------------     ------------     ------------

Operating expenses:
   Engineering, technical and other direct                             8,013            6,463           23,315           21,010
   Cost of equipment                                                   7,591            8,713           24,765           24,589
   Selling, general and administrative                                18,809           16,737           55,307           48,675
   Non-cash compensation-selling, general and administrative             913              913            2,737            2,737
   Depreciation and amortization                                      11,838           11,876           35,733           35,470
                                                                ------------     ------------     ------------     ------------
               Total operating expenses                               47,164           44,702          141,857          132,481
                                                                ------------     ------------     ------------     ------------

               Operating income                                       18,701           24,064           55,973           71,399
                                                                ------------     ------------     ------------     ------------

Other income (expense):
   Interest expense, net                                             (15,747)         (15,050)         (45,010)         (45,530)
   Other income, net                                                   4,003            2,558            6,826            7,545
                                                                ------------     ------------     ------------     ------------
               Total other expense                                   (11,744)         (12,492)         (38,184)         (37,985)
                                                                ------------     ------------     ------------     ------------
               Income before minority interest
                  share of income and income taxes                     6,957           11,572           17,789           33,414

Minority interest share of income                                         --             (389)            (631)          (1,105)
                                                                ------------     ------------     ------------     ------------

               Income before income taxes                              6,957           11,183           17,158           32,309

Income tax expense                                                     2,627            3,321            5,950           11,138
                                                                ------------     ------------     ------------     ------------
               Net income                                              4,330            7,862           11,208           21,171
                                                                ------------     ------------     ------------     ------------

Other comprehensive income, net of tax
   Unrealized gain (loss) on available for sale securities             1,444            1,923             (716)          (2,234)
   Reclassification adjustment                                           112               --               11           (1,215)
                                                                ------------     ------------     ------------     ------------
Comprehensive income                                            $      5,886     $      9,785     $     10,503     $     17,722
                                                                ============     ============     ============     ============

Per share data:
   Basic earnings per share                                     $       0.08     $       0.14     $       0.20     $       0.38
   Weighted average shares outstanding                            54,971,000       55,802,000       55,121,000       56,172,000
   Diluted earnings per share                                   $       0.08     $       0.14     $       0.20     $       0.37
   Weighted average shares outstanding                            55,216,000       56,298,000       55,016,000       56,666,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                                                FOR THE NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                             -----------------------
                                                                               2001           2000
                                                                             ---------     ---------
Cash flows from operating activities:
      Net income                                                             $  11,208     $  21,171
                                                                             ---------     ---------
      Adjustments to reconcile net income to net cash
           provided by operating activities:
                Depreciation and amortization                                   35,733        35,470
                Minority interest share of income                                  631         1,105
                Deferred income taxes                                           (1,418)       (1,664)
                Gain on available for sale  marketable securities               (1,709)       (5,882)
                Gain on sale of equity investment in
                     cellular properties (net)                                  (4,109)           --
                Non-cash compensation                                            2,737         2,737
                Amortization of deferred finance costs                           1,825         1,824
                Decrease (increase) in trade and other receivables               6,513        (1,386)
                Increase in accounts payable and accrued expenses               12,116           909
                Increase in accrued interest payable                             5,883         7,055
                Changes in other accounts                                        4,432          (421)
                                                                             ---------     ---------
                   Total adjustments                                            62,634        39,747
                                                                             ---------     ---------
                     Net cash provided by operating activities                  73,842        60,918
                                                                             ---------     ---------

Cash flows from investing activities:
      Capital expenditures                                                     (12,681)      (25,602)
      Sale of equity investments in cellular properties                         15,419            --
      Proceeds from sale of available for sale securities                       13,329        21,190
      Purchase of available for sale securities                                (14,355)      (39,294)
      Purchase of minority interests                                            (7,817)         (353)
                                                                             ---------     ---------
                     Net cash used in investing activities                      (6,105)      (44,059)
                                                                             ---------     ---------

Cash flows from financing activities:
      Purchase and retirement of common stock                                  (12,563)      (27,785)
      Exercise of employee stock options and other                                 705           436
                                                                             ---------     ---------
                     Net cash used in financing activities                     (11,858)      (27,349)
                                                                             ---------     ---------

                     Net increase (decrease) in cash and cash equivalents       55,879       (10,490)
Cash and cash equivalents at the beginning of period                           180,708       194,231
                                                                             ---------     ---------
Cash and cash equivalents at the end of period                               $ 236,587     $ 183,741
                                                                             =========     =========

Supplemental disclosure of cash flow information:
      Income taxes paid, net                                                 $   2,639     $   1,919
                                                                             =========     =========

      Interest paid                                                          $  44,516     $  44,516
                                                                             =========     =========

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                  Common Stock                   Accumulated
                                                     Class A        Additional      other                                  Total
                                                ------------------    paid-in   comprehensive  Retained    Deferred    shareholders'
                                                Shares   Par Value    capital      income      earnings  compensation     equity
                                                ------    --------  ----------  -------------   -------  ------------  -------------
Balance at December 31, 2000                    55,433    $    555   $ 189,053    $   (457)     $45,790   $(62,329)      $172,612

Change in unrealized gain (loss) on
    available for sale securities
    net of tax effect                                                                 (705)                                  (705)
Purchase and retirement of treasury stock         (698)         (7)    (12,556)                                           (12,563)
Exercise of stock options                          155           2         978                                                980
Deferred compensation expense
    associated with the conversion of
    preferred stock to common stock                                                                          2,737          2,737
Tax benefit from the exercise of stock options                             335                                                335
Net income                                                                                       11,208                    11,208
                                                ------    --------   ---------    --------      -------   --------       --------
Balance September 30, 2001                      54,890    $    550   $ 177,810    $ (1,162)     $56,998   $(59,592)      $174,604
                                                ======    ========   =========    ========      =======   ========       ========

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

REVENUE RECOGNITION

      Service revenue from cellular operations for prepaid and post paid customers includes local subscriber revenue and outcollect roaming revenue. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue is recognized when the airtime is utilized and activation revenue is recognized over the estimated life of the subscriber's contract or expected term of the subscriber's relationship, whichever is longer. Accordingly, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statement of Cash Flows have been adjusted for the nine and three month periods ending September 30, 2000.

RECLASSIFICATIONS

      Certain reclassifications have been made to the 2000 Financial Statements to conform to the 2001 presentation.

(2)   SHAREHOLDERS' EQUITY

      The Company's Board of Directors has authorized stock repurchase programs of the Company's Class A common stock. The Company is authorized to make such purchases from time to time in the open market or in privately negotiated transactions when it is legally permissible to do so and it is believed to be in the Company's best interests. During the current nine month period ended September 30, 2001, the Company repurchased and retired 698,000 shares at an average price of $17.99 per share.

(3)   MINORITY INTERESTS

      The Company notified the minority interest holders in the subsidiary corporations and limited partnerships that held certain of the Company's cellular licenses that effective June 30, 2001 these subsidiaries were merged into Palmer Wireless Holdings, Inc. (a wholly owned subsidiary of the Company). Pursuant to these mergers, the minority interest holders have the right to receive merger consideration totaling $10.6 million subject to appraisal rights pursuant to applicable state law. Effective June 28, 2001, one such subsidiary partnership was dissolved and liquidated, resulting in a distribution of $5.6 million to minority interest holders. Amounts payable to certain minority interest holders may be finally determined by negotiations between the parties or, by applicable court proceedings. Appraisal actions to value minority interests in the Company's former subsidiaries and other related actions have recently been filed against the Company and in some cases against Robert Price in his capacity as an officer and director of the Company. Robert Price has been indemnified by the Company in respect to these actions. The Company does not believe that the resolution of these actions will have a material effect on the Company's consolidated financial position. In addition, the Company expended approximately $2.8 million for other purchases of minority interests during the nine month period. The Company owns 100% of its telephone operating systems.

(4)   IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company does not have any goodwill recorded in its consolidated financial statements and therefore does not believe the adoption of SFAS No. 142 will have any effect on its financial position or results of operations as it relates to goodwill. However, the Company does have a significant intangible asset in the form of cellular licenses. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142 as it relates to intangible assets.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for
(a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes Accounting Principle Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions" ("APB No. 30") for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Based on preliminary estimates the Company does not believe the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

(5)   POTENTIAL SALE OF CELLULAR BUSINESS

      On November 14, 2000, the Company entered into an agreement with Verizon Wireless, Inc. ("VW") whereby it agreed to sell its wholly owned subsidiary, Price Communications Wireless ("PCW"), for approximately $2.06 billion through an exchange of stock. VW would have assumed the outstanding debt of PCW and Price was to receive the balance in shares of Class A Common Stock, par value $.001 per share of VW upon completion of its IPO. The transaction was subject to termination in certain events, the completion of VW's IPO and approval by the Company's shareholders. The transaction has received FCC and other regulatory approvals. The closing of the transaction did not occur by September 30, 2001, at which point either party had the right to terminate the agreement. Both parties to the transaction indicated in a press release dated July 31, 2001, that the timing of the IPO precluded the completion of the transaction by September 30, 2001. Both parties still seek the completion of a transaction and have continued discussions to explore alternative terms, including the use of new forms of consideration.

(6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has sold put and call options (principally on the Company's common stock) which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices. At September 30, 2001, open put contracts were not material.

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

OVERVIEW

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of September 30, 2001, the Company provided cellular telephone service to approximately 564,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.3 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

      On November 14, 2000 the company entered into an agreement with Verizon Wireless, Inc. ("VW") whereby the Company agreed to sell its wholly owned subsidiary Price Communications Wireless ("PCW") for approximately $2.06 billion through an exchange of stock. VW would have assumed the outstanding debt of PCW and Price was to receive the balance in shares of Class A Common Stock, par value $.001 per share of VW upon completion of its IPO. The transaction was subject to termination in certain events, the completion of VW's IPO and approval by the Company's shareholders. The transaction has received FCC and other regulatory approvals. The closing of the transaction did not occur by September 30, 2001, at which point either party had the right to terminate the agreement. Both parties to the transaction indicated in a press release dated July 31, 2001 that the timing of the IPO precluded the completion of the transaction by September 30, 2001. Both parties still seek the completion of a transaction and have continued discussions to explore alternative terms, including the use of new forms of consideration.

MARKET OWNERSHIP

      The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth as of September 30, 2001, with respect to each service area in which the Company owns a cellular telephone system the estimated population of which the Company is now the beneficial owner of 100% (see Notes to Condensed Consolidated Financial Statements).

                                                              MSA          ESTIMATED
SERVICE AREA                                                 RANK        POPULATION (1)
------------                                                 ----        --------------
Albany, GA......................................              271           118,442
Augusta, GA.....................................              106           440,242
Columbus, GA....................................              165           249,365
Macon, GA.......................................              139           322,093
Savannah, GA....................................              153           287,349
Georgia-6 RSA...................................               --           204,765
Georgia-7 RSA...................................               --           134,698
Georgia-8 RSA...................................               --           159,858
Georgia-9 RSA...................................               --           119,299
Georgia-10 RSA..................................               --           152,871
Georgia-12 RSA..................................               --           220,340
Georgia-13 RSA..................................               --           150,714
Dothan, AL......................................              250           134,980
Montgomery, AL..................................              137           323,675
Alabama-8 RSA...................................               --           178,813
                                                                          ---------
     Subtotal...................................                          3,197,504
                                                                          ---------
Panama City, FL.................................              233           148,422
                                                                          ---------
     Total......................................                          3,345,926
                                                                          =========

      (1) Based on population estimates for 1999 from the DLJ 1999-2000 Summer Book.

RESULTS OF OPERATIONS

      The following table sets forth for the Company for the periods indicated, the percentage of certain amounts in relation to total revenue.

                                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                           -------------            -------------
                                                                         2001         2000        2001         2000
                                                                         ----         ----        ----         ----
REVENUE:
   Service .................................................             93.4%        92.8%        93.3%        93.1%
   Equipment sales and installation ........................              6.6          7.2          6.7          6.9
                                                                        -----        -----        -----        -----
        TOTAL REVENUE ......................................            100.0        100.0        100.0        100.0
                                                                        -----        -----        -----        -----
OPERATING EXPENSES:
   Engineering, technical and other direct:
      Engineering and technical (1) ........................              6.8          4.8          6.2          5.2
      Other direct costs of services (2) ...................              5.3          4.6          5.6          5.1
   Cost of equipment (3) ...................................             11.6         12.7         12.5         12.1
   Selling, general and administrative:
      Sales and marketing (4) ..............................              9.2          8.6          9.1          8.5
      Customer service (5) .................................              8.7          7.5          8.0          7.5
      General and administrative (6) .......................             10.6          8.3         10.8          8.0
      Non-cash compensation ................................              1.4          1.3          1.4          1.3
   Depreciation and amortization ...........................             18.0         17.2         18.1         17.3
                                                                        -----        -----        -----        -----
        TOTAL OPERATING EXPENSES ...........................             71.6         65.0         71.7         65.0
                                                                        -----        -----        -----        -----
    Operating income .......................................             28.4%        35.0%        28.3%        35.0%
    Operating income before depreciation and
       amortization - adjusted EBITDA  (7) .................             47.8%        53.6%        47.7%        53.8%
    Operating income before depreciation and
       amortization - Price Communications
       Wireless, Inc. (8) ..................................             48.3%        54.4%        48.5%        54.8%


----------

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of net costs of roaming, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.
(3) Consists primarily of the cost of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber's bills.
(6) Includes salaries and benefits of general and administrative personnel, the provision for bad debts and other overhead expenses.
(7) Adjusted EBITDA represents operating income before depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before depreciation and amortization of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $369,000 and $1.6 million and $539,000 and $2.2 million for the three months and nine month periods ended September 30, 2001 and the three and nine month periods ended September 30, 2000, respectively, of the parent company's general and administrative expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

      REVENUE. Service revenue totaled $61.5 million for the third quarter of 2001, a decrease of $2.3 million or approximately 3.6% from $63.8 million for the third quarter of 2000. An increase in the average number of post-paid subscribers resulted in an increase of $2.2 million in access revenue, which was partially offset by additional promotional access credits of $703,000. Airtime and other revenue increased $106,000 for the current three month period also as a result of post-paid subscriber growth. The increase in the average number of prepaid subscribers resulted in an increase of $509,000 in prepaid revenue for the current three month period which was more than offset by a decrease in outcollect roaming revenue, including toll, that the Company collects from other wireless carriers' subscribers using their phones in the Company's markets. Outcollect airtime revenue decreased from $10.2 million for last year's third quarter to $7.3 million for the same quarter in the current year. A decrease in the number of outcollect minutes from 35.8 million for last year's third quarter to 30.3 million for the current quarter, as well as the reduction in the average reimbursement rate from other cellular carriers from $.29 for the three months ended September 30, 2000, to $.24 for the three months ended September 30, 2001, were the cause for such decline. Roaming rates have generally been decreasing throughout the wireless industry. The reduction in outcollect minutes combined with a reduction in the toll reimbursement rate caused a drop in outcollect toll revenue from $4.9 million in the third quarter of 2000 to $3.8 million for the same period of the current year. The Company expects the declining trend for both outcollect air and outcollect toll revenue to continue for the remainder of the year.

      Average monthly revenue per post-paid subscriber ("ARPU") (based upon service revenue excluding prepaid revenue) includes local revenue as well as outcollect revenue, but does not include incollect revenue from subscribers, as this revenue is accounted for as an offset to the Company's direct cost of service. ARPU decreased from $47.54 for the three month period ended September 30, 2000 to $45.10 for the current three month period because of the factors discussed above.

      Equipment sales and installation revenue, which consists primarily of sales of handsets and related accessories to subscribers, decreased from $5.0 million for the third quarter of 2000 to $4.4 million for the same period in 2001. The Company sold or upgraded approximately the same number of handset units during each three month period. During the current three month period, approximately 76% of the units were digital compared with 55% for last year's three month period. As less costly digital handsets have become predominant, retail prices have declined which principally accounts for the $295,000 decrease in equipment revenue for the current three month period. In addition accessory revenue decreased approximately $167,000 from last year's third quarter.

      OPERATING EXPENSES. Total operating expenses increased by $2.7 million to $47.2 million for the current three month period from $44.7 million for the three month period ended September 30, 2000. As a percentage of total revenue the current three months' operating expenses amounted to 71.6% compared with 65.0% for the same period in 2000.

      Engineering, technical and other direct costs of service increased by $1.5 million from $6.5 million for the third quarter of 2000 to $8.0 million for the same period in 2001. Included in engineering, technical and other direct is the net cost of incollect roaming which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in their markets and the amount billed to these subscribers by the Company. The current three month period resulted in net revenue of approximately $856,000 compared with net revenue of approximately $110,000 for the three month period ended September 30, 2000. The improvement ($746,000 million) results primarily from the more favorable rates negotiated with certain other cellular carriers during the first three months of 2001. Additional costs to operate the Company's prepaid subscriber system ($252,000) partially reduced the benefits of the incollect savings. These costs resulted from the Company's forced switch of prepaid vendors during the third quarter of 2000 after learning that the previous vendor was going out of business. During the fiscal twelve month period ended September 30, 2001, the Company added 43 cell sites (27 in the current three month period). The expansion of the network resulted in additional span line costs ($406,000), rent and utility expense ($284,000) and system related communications expenses ($1.3 million).

      Cost of equipment decreased from $8.7 million for the third quarter of 2000 to $7.6 million for the third quarter of 2001, primarily as a result of the reduction in the cost of digital handsets as mentioned above. For the current three month period, the Company recovered 57.5% of the cost of equipment compared with a recovery of 56.8% for the three months ended September 30, 2000.

      Selling, general and administrative expenses ("SG&A") increased $2.1 million from $16.7 million in the third quarter of 2000 to $18.8 million for the same period of the current year. As a percentage of revenue, SG&A for the current three month period is 28.5% of revenue compared with 24.3% for the same three month period in 2000.

      Sales and marketing increased $179,000 from $5.9 million for the third quarter of 2000 to $6.1 million for the current three month period principally due to increases in salaries and commissions offset by reductions in advertising expenditures. The cost to add a gross subscriber, which consists of the net equipment loss and sales and marketing expenditures decreased from approximately $203 for the three month period ending September 30, 2000 to $166 for the current three month period.

      For the three month period ended September 30, 2001, customer service costs amounted to $5.7 million compared with $5.1 million for the same period in 2000. Increases in billing costs resulting from a higher average of post-paid and prepaid subscribers for the current three month period contributed to the additional costs. The use of additional personnel and professional services to handle the expanding customer base in an attempt to control churn, and the use of temporary employees in the markets to effectuate mandated area code changes also contributed to the increase.

      General and administrative expenses (excluding customer service), increased from $5.7 million for the prior three month period to $7.0 million for the current three month period. The $1.3 million increase was primarily a result of the increase in the provision for doubtful accounts somewhat attributable to the downturn in the current economic condition. The Company is in the process of centralizing the collection process for its markets in order to more effectively manage the collection process for the Company's accounts receivable.

      Depreciation and amortization are basically flat for both the current and previous three month periods.

      Operating income decreased to $18.7 million for the third quarter of 2001 from $24.1 million for the third quarter of 2000. Operating income before depreciation and amortization and non-cash compensation was 47.8% of revenue for the current quarter compared with 53.6% for the third quarter of 2000. The decrease in operating margin is attributable primarily to the decrease in outcollect roaming revenue combined with the increase in the provision for bad debts. Despite this decrease in operating income, management's continuing concentration on cost controls, maintained a low operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and parent company overhead) of $17.76 for the current period compared with $17.48 for the same period of the prior year.

      NET INTEREST EXPENSE, INCOME TAXES, AND NET INCOME. Net interest expense is comparable for the current and prior three month period. Included in Other income, net is the gain from the sale of the Company's minority equity investment in other cellular properties of $4.1 million. The current period's income tax provision of $2.6 million compared with a provision of $3.3 million for the three month period in 2000, is a result of the reduced financial statement taxable income and certain non taxable and or non-deductible security transactions.

      The net income for the three month period ended September 30, 2001 of $4.3 million compared with net income for the third quarter of 2000 of $7.9 million is a function of the items discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

      REVENUE. Service revenue amounted to $184.7 million for the first nine months of 2001, a decrease of $5.1 million or approximately 2.7% from $189.8 million for the same period in 2000. Gross access revenue increased by $7.0 million principally a result of the greater number of post-paid subscribers during the current nine month period compared to the same nine months during the year 2000. The increase in gross access revenue was reduced by additional promotion credits for the current nine month period approximating $1.0 million. Airtime revenue from post-paid subscribers was flat but revenue from prepaid subscribers increased by $1.9 million due to an increased number of subscribers during the current nine month period compared to last year. These increases were more than offset by decreases in outcollect airtime roaming revenue, which is revenue that the Company collects from other wireless carriers' subscribers using their phones in the Company's markets. Airtime roaming decreased from $31.7 million for the nine month period ended in 2000 to $22.4 million for the current nine month period, a decrease of 29%. The decrease in the number of outcollect minutes of use from 98.2 million for the nine month period ended September 30, 2000, to 90.0 for the nine month period ended September 30, 2001, combined with the reduction in the average reimbursement rate from other cellular carriers from $.32 in 2000 to $.25 in 2001 was the cause of such decline. While toll and directory assistance revenue were basically flat for the nine month periods, the reduction in outcollect minutes of use combined with reduced toll reimbursement rates resulted in a decrease of roaming toll revenue of $4.3 million during the current nine month period. The Company expects this level for both outcollect air and outcollect toll to continue for the remainder of the year.

      Average monthly revenue per post-paid subscriber (based upon service revenue excluding prepaid revenue) includes local revenue as well as outcollect revenue, but does not include incollect revenue from subscribers, as this revenue is accounted for as an offset to the Company's direct cost of service. Such amount decreased from $47.59 for the nine month period ended September 30, 2000 to $44.81 for the current nine month period because of the factors discussed above.

      Equipment sales and installation revenue, which consists primarily of subscriber phone and accessory sales, decreased to $13.2 million for this year's nine month period from $14.1 million for the same period in 2000. Revenue from the sales of handsets was flat despite an additional 25,000 units sold. During the current nine month period, 61% of units sold were digital and 39% were analog. During the nine month period ended September 30, 2000, 64% of sales were analog and 36% were digital. As digital phones have become more popular, their cost and therefore the price points at which the Company sells these units were decreased. The overall decrease is a primarily a result of the decrease in accessory and install revenue.

      OPERATING EXPENSES. Total operating expenses increased by $9.4 million to $141.9 million for the current nine month period from $132.5 million for the nine month period ended September 30, 2000. As a percentage of total revenue the current nine months' operating expenses amounted to 71.7% compared with 65.0% for the same period in 2000.

      Engineering, technical and other direct costs of service increased $2.3 million to $23.3 million for the current nine months from $21.0 million for the same period in 2000. Included in engineering, technical and other direct costs of service is the net cost of incollect roaming which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets and the amount billed to these subscribers by the Company. The net for the current nine month period resulted in revenue of $2.0 million compared to an expense of $784,000 for the same period in 2000 or a net decrease of $2.8 million. More than offsetting the savings in net incollect were additional costs to operate the Company's prepaid subscriber system ($2.4 million). These costs increased in the latter part of the third quarter of 2000 when the Company was forced to switch prepaid vendors after learning that the previous vendor was going out of business. Additional costs associated with the installation of 43 cell sites subsequent to September 30, 2000 such as cell site rent and utilities ($751,000), span line costs and intertrunk expenses ($526,000) as well as other system related expenses ($1.4 million) also decreased the incollect savings mentioned above.

      The increase in equipment cost from $24.6 million for the nine month period in 2000 to $24.8 million for the current nine month period is principally a result of additional telephone units sold or upgraded during the current nine month period (see breakdown of equipment sales above). The percentage of cost recovered decreased from 57.4% for the nine month period in 2000 to 53.2% for the current nine months principally because of the reduction in accessory sales which have a positive gross profit percentage.

      Selling, general and administrative expenses ("SG&A") increased $6.6 million from $48.7 million for the first nine months of 2000 to $55.3 million for the same period of the current year. As a percentage of revenue, SG&A for the current nine month period is 27.9% of revenue compared with 23.9% for the same nine month period in 2000. Sales and marketing increased $763,000 from $17.2 million for the nine month period ending September 30, 2000 to $18.0 million for the current nine month period principally due to increases in advertising expenditures. The cost to add a gross subscriber, which includes sales and marketing costs combined with the loss on equipment sales, decreased from $182 for the nine month period ending September 30, 2000 to $169 for the current nine month period.

      For the current nine month period, customer service costs amounted to $15.9 million compared to $15.2 million for the same period in 2000. Increased costs for the generation of subscriber's monthly statements because of the greater number of subscribers contributed to the additional cost. The use of additional personnel and professional services to handle the expanding customer base in order to control churn and the use of temporary employees in the markets to effectuate mandated area code changes also resulted in increased costs. Offsetting these increases was a $2.0 million credit issued to the Company by its current billing vendor due to the problems encountered during the transition (see General and administrative expenses and bad debts below).

      General and administrative expenses (excluding customer service), increased from $16.3 million for the prior nine month period to $21.4 million for the current nine month period. The $5.1 million increase was principally a result of a $5.8 million increase in the provision for doubtful accounts. In the fourth quarter of 2000, the Company changed its billing vendor since the Company learned that the previous billing vendor would not be a long-term participant in the cellular billing business. The transition encountered problems and as a result, the Company's collection efforts were hampered, which led to a longer average aging period of the Company's accounts receivable and a necessity to provide a higher provision for bad debts. General and administrative expenses, excluding customer service, increased from 8.0% of total revenue for the nine month period of the prior year to 10.8% for the current nine month period.

      Depreciation and amortization are comparable amounting to $35.7 million for the current nine month period and $35.5 million for the same period last year.

      Operating income decreased to $56.0 million for the nine month period ended September 30, 2001 compared with $71.4 million for the same period in 2000 or a decrease of $15.4 million. Operating income before depreciation and amortization and non-cash compensation amounted to 47.7% as a percentage of revenue for the current nine month period compared with 53.8% for the same period of the prior year. The decrease in operating margin is attributable primarily to the decrease in outcollect roaming revenue as well as the increase in the provision for bad debts. The Company was able to maintain its low operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and Parent Company overhead), which amounted to $17.98 for the current nine month period, compared to $17.87 for the same period last year.

      NET INTEREST EXPENSE, INCOME TAXES, AND NET INCOME. Net interest expense decreased to $45.0 million for the nine months of 2001 from $45.5 million for the same period in 2000.

      The current nine month period's income tax provision of $6.0 million compared with a tax provision of $11.1 million for the nine month period in 2000, is a result of the higher financial statement taxable income for the nine months of the prior year compared with a financial statement taxable income for the current nine month period and certain non taxable security transactions.

      Net income for the current nine month period of $11.2 million compared with net income of $21.2 million for the nine month period ended September 30, 2000 is a function of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. During the current nine month period, the Company generated $73.8 million of cash flow from operating activities as shown in the Condensed Consolidated Statement Of Cash Flows. The Company's adjusted EBITDA (earnings before interest, depreciation and amortization, non-cash compensation and taxes) was $94.4 million for the nine month period ending September 30, 2001. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $44.5 million has been paid through September 30, 2001. The remaining cash interest requirement is approximately $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash of $236.6 million, there does not appear to be a necessity to provide additional funding for the foreseeable future. The Company's wireless subsidiary has outstanding debt instruments which consist of $525 million 9 1/8% Senior Secured Notes due December 15, 2006 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

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

                                    PRICE COMMUNICATIONS CORPORATION


Date: November 13, 2001             By:      /s/ Robert Price
                                       ----------------------------------------
                                    Robert Price
                                    Director, President and Treasurer


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