Form 10-K
period 2001-12-31
PRICE COMMUNICATIONS CORP
filed 2002-03-27
CIK 355787

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

                               ------------------

(Mark One)

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 2001 or

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

      Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange ("NYSE") on March 15, 2002 ($17.95 as reported in the WALL STREET JOURNAL): approximately $732.6 million.

The number of shares outstanding of the Company's common stock as of March 15, 2002 was 54,663,058.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Form 10-K incorporates certain information contained in the proxy statement/prospectus filed jointly on Form S-4 by the registrant, Verizon Wireless of the East LP and Verizon Communications Inc. in connection with the registrant's 2002 Annual Meeting of Shareholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Unless otherwise indicated, all references herein to "PCC" refer to Price Communications Corporation and all references herein to the "Company" refer to PCC and its subsidiaries and their respective predecessors. References herein to "PCW" refer to Price Communications Wireless, Inc., a wholly-owned indirect subsidiary of PCC, and its respective subsidiaries and predecessors. References to "Holdings" are to Price Communications Cellular Holdings, Inc., an indirect wholly-owned subsidiary of PCC and the holder of 100% of the outstanding capital stock of PCW. PCC was organized in New York in 1979 and began active operations in 1981. Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. See "Certain Terms" for definitions of certain terms used herein.

      The Company has historically been a nationwide communications company owning and then disposing of a number of television, radio, newspaper, cellular telephone and other communications and related properties. The Company's business strategy is to acquire communications properties at prices it considers attractive, finance such properties on terms satisfactory to it, manage such properties in accordance with its operating strategy and dispose of them if and when the Company determines such dispositions to be in its best interests. The Company is currently party to an agreement to contribute its wireless business to a partnership controlled by Verizon Wireless (see below).

      The Company is currently engaged, through PCW, in the construction, development, management and operation of cellular telephone systems in the southeastern United States. At December 31, 2001, the Company provided cellular telephone service to 570,405 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSA") and eight Rural Service Areas ("RSA"), with an aggregate estimated population of 3.4 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

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

AGREEMENT TO CONTRIBUTE BUSINESS OF PRICE COMMUNICATIONS WIRELESS

      On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership"), subject to shareholder approval, in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "contribution transaction"). New Limited Partnership will assume certain liabilities of PCW relating to the contributed business (including such liabilities as arise under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). The Company expects to account for the Preferred Exchangeable Interest by applying the equity method of accounting.

      If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the contribution transaction, the Company may elect to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period immediately following the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the contribution transaction. Any such exchange will require the approval of the shareholders of PCC.

      If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the contribution transaction or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock. The timing of such exchange will depend upon the circumstances but in no event will it occur after the tenth anniversary of the contribution transaction.

      In addition, in certain circumstances (including a change in control of PCC or a transfer of the Preferred Exchangeable Interest to a secured creditor of the Company), Verizon Communications will have the right to cause an exchange of the Preferred Exchangeable Interest into Verizon Communications common stock, whether or not an initial public offering of Verizon Wireless common stock has occurred.

      The amount of PCW's initial capital account in the partnership will be approximately $1.15 billion, subject to certain adjustments as defined in the Transaction Agreement. Pursuant to the partnership agreement of New Limited Partnership, any profits of New Limited Partnership will be allocated to PCW's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness of New Limited Partnership) and it is currently expected that the maximum preferred return after such adjustment will be approximately 3.6% per annum accreted quarterly on the weighted daily average balance of PCW's capital account (for a maximum period of four years). Any losses incurred by New Limited Partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. With respect to each quarter ending after the second anniversary of the contribution transaction, New Limited Partnership will distribute to PCW an amount in cash equal to 50% of PCW's share of any profits of New Limited Partnership. These distributions will reduce PCW's capital account in New Limited Partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

      The Company expects to account for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the PCC balance sheet will equal the credit in the capital account on the partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return. Future cash distributions will reduce the investment balance.

MARKETS AND SYSTEMS

      Price Wireless' cellular telecommunications systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. Price Wireless also has a cellular service area in Panama City, Florida. The following table sets forth, with respect to each service area in which Price Wireless owns a cellular telecommunications system, the estimated population of such service area and, for each MSA, its national ranking. Price Wireless is now the owner of 100% of all of its service areas (see Notes to Consolidated Financial Statements).

                                                                                         ESTIMATED
         SERVICE AREA                                                     MSARANK       POPULATION(1)
         ------------                                                     -------       -------------
         Albany, GA...............................................           261          120,822
         Augusta, GA..............................................           108          452,846
         Columbus, GA.............................................           153          250,929
         Macon, GA................................................           138          322,544
         Savannah, GA.............................................           155          293,000
         Georgia-6 RSA............................................           ---          211,408
         Georgia-7 RSA............................................           ---          139,606
         Georgia-8 RSA............................................           ---          166,601
         Georgia-9 RSA............................................           ---          124,063
         Georgia-10 RSA...........................................           ---          162,261
         Georgia-12 RSA...........................................           ---          220,558
         Georgia-13 RSA...........................................           ---          157,068
         Dothan, AL...............................................           246          137,916
         Montgomery, AL...........................................           139          333,065
         Alabama-8 RSA............................................           ---          196,259
                                                                                       ----------
           Subtotal...............................................                      3,288,946
                                                                                       ----------
         Panama City, FL..........................................           283          148,217
                                                                                       ----------
           Total..................................................                      3,437,163
                                                                                       ==========

----------

(1)   Based on population estimates from Paul Kagan and Associates for 2000.

GEORGIA/ALABAMA

      Seven MSAs, Montgomery and Dothan, Alabama and Macon, Columbus, Albany, Augusta and Savannah, Georgia make up the core of the Company's Georgia/Alabama cluster. The Company owns additional cellular service areas in this region including the Georgia-9 RSA, Alabama-8 RSA, Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA, Georgia-12 RSA, Georgia-13 RSA and the Georgia-6 RSA. The Augusta, Georgia MSA includes Aiken County in South Carolina. In the aggregate, these markets now cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida. The Company collects substantial roaming revenue from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land, there has been an influx of new manufacturing plants in this market. As of December 31, 2001 the Company utilized 360 cell sites in this cluster.

PANAMA CITY

      The Company owns the non-wireline cellular license for the Panama City, Florida market. The Company collects substantial roaming revenue in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination. As of December 31, 2001, the Company utilized 18 cell sites in this market.

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

      The Company believes that its bundled minute offerings will encourage greater customer usage. By increasing the number of minutes a customer can use for one flat rate, subscribers perceive greater value in their cellular service and become less usage sensitive, i.e. they can increase their cellular phone usage without seeing large corresponding increases in their cellular bills.

      CONTINUALLY ADOPTING STATE OF THE ART SYSTEM DESIGN. The Company's network allows the delivery of full personal communication services ("PCS") functionality to its digital cellular customers, including caller ID, short message paging and extended battery life. The Company's network provides for "seamless handoff" between digital cellular and PCS operators that, like the Company, employ TDMA (Time Division Multiple Access) technology, one of three industry standards and the one employed by AT&T, SBC and others; i.e. the Company's customers may leave the Company's service area and enter an area serviced by a PCS provider using TDMA technology without noticing the difference and vice versa. The network infrastructure will eventually be converted from TDMA to CDMA (Code Division Multiple Access), subsequent to the completion of the contribution transaction with Verizon Wireless. See "Agreement to Contribute Business of Price Communications Wireless."

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

      The Company at year-end had approximately $246.4 million in cash or cash equivalents. Its ability to borrow additional funds is limited by the covenants contained in the two outstanding debt instruments. The Company's cash interest requirement is approximately $68.5 million for the next several years until the $525.0 million 9 1/8% notes are repaid in 2006 and the $175.0 million 11 3/4% notes are repaid in July 2007. The 9 1/8% notes are callable after June 15, 2002, and the 11 3/4% notes are callable after July 15, 2002. The Company expects to generate sufficient operating cash flow to meet its liquidity needs for the next 12 months.

      The Company's ability to meet its debt service requirements will require significant and sustained growth in the Company's cash flow. In addition, the Company expects to fund its growth strategy with cash from operations. There can be no assurance that the Company will be successful in improving its cash flow by a sufficient magnitude or in a timely manner or in raising additional equity or debt financing to enable the Company to meet its debt service requirements or to sustain its growth STRATEGY. However, should the proposed contribution transaction take place, the Company's long term debt will be assumed by New Limited Partnership.

      LIMITATIONS ON ACCESS TO CASH FLOW OF SUBSIDIARIES. PCC does not have, and may not in the future have, any significant assets other than the common stock of its subsidiaries and cash which approximated $34.2 million at December 31, 2001. The current indentures of the Company's subsidiaries impose substantial restrictions on the ability of the Company's subsidiaries to pay dividends to the Company. Any payment of dividends to the Company is subject to the satisfaction of certain financial conditions set forth in the indentures as well as restrictions under applicable state corporation law. Under these indentures, the Company's subsidiaries are prohibited for the foreseeable future from dividending any monies to the Company. The Company has not in the past paid any cash dividends to its common shareholders and does not expect to pay any cash dividends to common shareholders in the foreseeable future. The ability of the Company and its subsidiaries to comply with the conditions of its financial obligations may be affected by events that are beyond the control of the Company. The breach of any such conditions could result in a default under the financing agreements and in the event of any such default, the lenders could elect to accelerate the maturity of the loans under such indebtedness. In the event of such acceleration, all outstanding debt would be required to be paid in full before any cash could be distributed to the Company. There can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay all outstanding indebtedness or meet other financial obligations.

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

      The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, specialized mobile radio ("SMR") and enhanced specialized mobile radio ("ESMR") systems and paging services and to a limited extent, satellite systems for mobile communications. The Company also faces competition from PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS may be capable of offering, and PCS operators claim they will offer, additional services not offered by cellular providers. There can be no assurances that the Company will be able to provide nor that it will choose to pursue, depending on the economics thereof, such services and features. The FCC has also completed or announced plans for auctions in wireless services such as narrowband PCS, local multipoint multichannel distribution service ("LMDS"), interactive video distribution service ("IVDS"), wireless communication service ("WCS") and general wireless communication service ("GWCS") spectrum. Some of this spectrum might be used for services competitive in some manner with cellular service. The Company cannot predict the effect of these proceedings and auctions on the Company's business. However, the Company currently believes that traditional tested cellular is economically proven unlike many of these other technologies and therefore does not intend to pursue such other technologies.

      Although the Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest there can be no assurance that one or more of the technologies currently utilized by the Company in its business will not become obsolete at some time in the future.

      POTENTIAL FOR REGULATORY CHANGES AND NEED FOR REGULATORY APPROVALS. The FCC regulates the licensing, construction, operation, acquisition, assignment and transfer of cellular telephone systems, as well as the number of licensees permitted in each market. Changes in the regulation of cellular activities could have a material adverse effect on the Company's operations. In addition, all cellular licenses in the United States are granted for an initial term of up to 10 years and are subject to renewal. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2002
(two); 2006 (one); 2008 (seven), 2010 (two) and 2011 (four). While the Company believes that each of these licenses will be renewed based upon FCC rules establishing a renewal expectancy in favor of licensees that have complied with their regulatory obligations during the relevant license period, there can be no assurance that all of the Company's licenses will be renewed in due course. In the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area. The non-renewal of licenses could have a material adverse effect on the Company's results of operations. See "Business of the Company--Regulation."

      FLUCTUATIONS IN MARKET VALUE OF LICENSE. A substantial portion of the Company's assets consists of its interests in cellular licenses. The assignment of interests in such licenses is subject to prior FCC approval and may also be subject to contractual restrictions, future competition and the relative supply and demand for radio spectrum. The future value of the Company's interests in its cellular licenses will depend significantly upon the success of the Company's business. While there is a current market for the Company's licenses (see "Agreement to Contribute Business of Price Communications Wireless" on page
2), such market may not exist in the future or the values obtainable may be significantly lower than at present. As a consequence, in the event of the liquidation or sale of the Company's assets, there can be no assurance that the proceeds would be sufficient to pay the Company's obligations and a significant reduction in the value of the licenses could require a charge to the Company's results of operations.

      RELIANCE ON USE OF THIRD PARTY SERVICE MARK. The Company currently uses the registered service mark CELLULARONE to market its services. The Company's use of this is and has historically been governed by five-year contracts between the Company and Cellular One Group, the owner of the service mark, for each of the markets in which the Company operates. See "Description of Cellular One Agreements." Such contracts currently in effect are expiring at different times through December 31, 2002. If for some reason beyond the Company's control, the name CELLULARONE were to suffer diminished marketing appeal, the Company's ability both to attract new subscribers and to retain existing subscribers could be materially affected. AT&T Wireless Services, Inc., which has been the single largest user of the CELLULARONE service mark, has significantly reduced its use of the service mark as a primary service mark as has Centennial Cellular. There can be no assurance that such reduction in use by any of such parties will not have an adverse effect on the marketing appeal of the brand name.

      DEPENDENCE ON KEY PERSONNEL. The Company's affairs are managed by a small number of key management and operating personnel, the loss of whom could have an adverse impact on the Company. The success of the Company's operations and expansion strategy depends on its ability to retain and to expand its staff of qualified personnel in the future.

      RADIO FREQUENCY EMISSION CONCERNS. Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones may be linked to certain types of cancer. In addition, recently a limited number of lawsuits have been brought, not involving the Company, alleging a connection between cellular telephone use and certain types of cancer. Concerns over RF emissions and interference may have the effect of discouraging the use of cellular telephones, which could have an adverse effect upon the Company's business. As required by the Telecom Act, in August 1996, the FCC adopted new guidelines and methods for evaluating RF emissions from radio equipment, including cellular telephones. While the new guidelines impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently marketed and in use complies with the new standards.

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

      FOLLOWING COMPLETION OF THE CONTRIBUTION TRANSACTION, THE COMPANY MAY HAVE LIMITED SOURCES OF CASH TO MEET ITS OBLIGATIONS. From the contribution transaction until the exchange for Verizon Wireless common stock or Verizon Communications common stock, the Preferred Exchangeable Interest will be substantially all of the Company's assets. The Company will receive a taxable allocation of any profits from New Limited Partnership equal to its preferred return, and such allocations will increase the Company's capital account in New Limited Partnership. For two years after the contribution transaction, the Company will receive no cash distributions from New Limited Partnership. After the second anniversary of the contribution transaction, for a period of up to two years, the Company will receive cash distributions equal to 50% of its preferred return. The Preferred Exchangeable Interest will in general be non-transferable, although it may (with the consent of New Limited Partnership) be pledged to a lender. The Company does not expect to have sources of cash other than its cash remaining after the contribution transaction, the cash distributions from New Limited Partnership, income from the investment of cash and any funds that it may be able to borrow. Although the Company currently anticipates that it will have sufficient cash to meet its tax and obligations, there is a risk that its funds (including distributions) will be insufficient to meet its obligations. Further, there is a risk that if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

      THERE ARE RESTRICTIONS ON THE COMPANY'S ACTIVITIES AFTER IT HAS EXCHANGED THE PREFERRED EXCHANGEABLE INTEREST FOR VERIZON WIRELESS COMMON STOCK OR VERIZON COMMUNICATIONS COMMON STOCK. At the time of an exchange of the Preferred Exchangeable Interest for shares of either Verizon Wireless common stock or Verizon Communications common stock, such shares may account for a substantial portion of the asset value of PCC. As a result, in order to avoid being required to register as an "investment company" under the Investment Company Act, which would, among other things, limit the ability of other registered investment companies to own shares of PCC's common stock, PCC may need to (1) liquidate or
(2) within one year from the Company's election to effect the exchange, in the case of Verizon Wireless common stock, or within one year from the date of the exchange, in the case of Verizon Communications common stock, be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. While the management of PCC has indicated that its current intent is to recommend that PCC be liquidated, it has also indicated that, consistent with its fiduciary duties, it intends to review other potential business opportunities (including broadcasting, wireless and other similar opportunities) during the period prior to any such recommendation. Registering as an investment company could limit the Company's ability to take advantage of potential business opportunities or require changes to the corporate and operational structure of the Company.

      THE COMPANY WILL HAVE CERTAIN LIMITED MANAGEMENT RIGHTS WITH RESPECT TO NEW LIMITED PARTNERSHIP. Subject to the veto rights granted to the Company under the limited partnership agreement of New Limited Partnership relating to, among other things, acquisitions and dispositions of assets, engaging in other business activities, incurring indebtedness, capital contributions and distributions, related party transactions and equity issuances, the managing general partner of New Limited Partnership, which is proposed to be a majority owned affiliate of Verizon Wireless will have the right to manage the business of New Limited Partnership. We cannot assure you that the managing general partner will be successful in managing New Limited Partnership or that managing general partner's interests in managing New Limited Partnership will not conflict with the interests of the Company.

OPERATIONS

GENERAL

      The Company is currently engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. References herein to the "Acquisition" refer to the acquisition by PCW of Palmer Wireless, Inc. ("Predecessor") and the related sales of the Fort Myers and Georgia-1 systems of the Predecessor. At December 31, 2001, the Company provided cellular telephone service to 570,405 subscribers in Georgia, Alabama, Florida and South Carolina in a total of 16 licensed service areas composed of eight MSAs and eight RSAs with an aggregate estimated population of
3.4 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories, including pagers, principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE. The Company has developed its business through the acquisition and integration of cellular telephone systems, clustering multiple systems in order to provide broad areas of uninterrupted service and achieve certain economies of scale, including centralized marketing and administrative functions as well as multi-system capital expenditures. The Company devotes considerable attention to engineering, maintenance and improvement of its cellular telephone systems in an effort to deliver high-quality service to its subscribers. Through its participation in NACN, the Company is able to offer ten-digit dialing access to its subscribers when they travel outside the Company's service areas, providing them with convenient roaming access throughout large areas of the United States, Canada, Mexico and Puerto Rico. By marketing its products and services under the CELLULARONE name, the Company also enjoys the benefits of association with a nationally recognized service mark.

      The following table sets forth information, at the dates indicated, regarding subscribers, penetration rate, cost to add a gross subscriber, average monthly churn rate and average monthly service revenue per subscriber for the Company.

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                          2001             2000            1999            1998            1997(6)
                                                          ----             ----            ----            ----            ------
Subscribers at end of period (1) .................        570,405          528,405         453,984         381,977         309,606
Penetration at end of period (2) .................          16.60%           15.89%          13.65%          11.57%           9.40%
Cost to add a gross subscriber (3) ...............    $       168      $       177     $       199     $       214     $       220
Average monthly churn (4) ........................           2.14%            1.95%           1.95%           1.91%           1.88%
Average monthly service revenue per subscriber (5)    $     49.95      $     53.93     $     56.11     $     52.04     $     52.06

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

(6) Combines operating information of the Company for the period October 6, 1997 to December 31, 1997 and its Predecessor for the period January 1, 1997, to October 6, 1997. Gives effect to the Acquisition, as defined.

SUBSCRIBERS AND SYSTEM USAGE

      The Company's subscribers have increased to 570,405 at December 31, 2001. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non- business purposes. As a result, the Company believes that there is an opportunity for growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers thereby increasing the potential for additional revenue. In 2001, cellular telephone service revenues represented 93.3% of the Company's total revenues with equipment sales and installation representing the balance.

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

      The Company's sales force works principally out of retail stores in which the Company offers its cellular products and services. As of December 31, 2001, the Company maintained 41 retail stores and four offices. Retail stores, which range in size up to 11,000 square feet, are fully equipped to handle customer service and the sale of cellular services, telephones and accessories. Eight of the newer and larger stores are promoted by the Company as "Superstores", seven of which are located in the Company's Georgia/Alabama service areas and one in the Panama City, Florida service area. Each Superstore has an authorized warranty repair center and provides cellular telephone installation and maintenance services. Most of the Company's larger markets currently have at least one Superstore. To enhance convenience for its customers, the Company has opened some smaller stores in locations such as shopping malls. The Company's stores provide subscriber-friendly retail environments- extended hours, a large selection of phones and accessories, an expert sales staff, and convenient locations, which make the sales process quick and easy for the subscriber.

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

      The following table sets forth a breakdown of the Company's revenues after giving effect to the Acquisition from the sale of its services and equipment for the periods indicated.

                                                               COMPANY                                               PREDECESSOR
                                            --------------------------------------------------------------------    -------------

                                                                                                   FOR THE PERIOD      FOR THE
                                                                                                    OCT. 1, 1997        NINE
                                                        FOR THE YEAR ENDED DEC. 31,                    THROUGH       MONTHS ENDED
                                            ----------------------------------------------------       DEC. 31,       SEPT. 30,
                                             2001           2000            1999           1998         1997             1997
                                             ----           ----            ----           ----         ----             ----
SERVICE REVENUE:
  Access and usage (1)................     $184,198       $175,988        $166,030       $140,024      $31,786          $ 89,339
  Roaming (2).........................       29,313         40,491          39,665         27,029        5,691            14,447
  Long distance (3)...................       21,850         26,537          22,188         13,045        2,014             5,949
  Other (4)...........................       10,456          9,497           5,692          4,554          891             2,061
                                           --------      ---------       ---------      ---------      -------         ---------
  Total service revenue...............      245,817        252,513         233,575        184,652       40,382           111,796
  Equipment sales and installation (5)       17,731         17,995          15,548         12,053        2,308             6,242
                                           --------       --------        --------       --------      -------         ---------
  Total...............................     $263,548       $270,508        $249,123       $196,705      $42,690          $118,038
                                           ========       ========        ========       ========      =======          ========

(1) Access and usage revenues include monthly access fees for providing service and usage fees based on per minute usage rates and for post and prepaid subscribers.
(2) Roaming revenues are fees charged for providing services to subscribers of other systems when such subscribers or "roamers" place or receive a telephone call within one of the Company's service areas.
(3) Long distance revenue is derived from long distance telephone calls placed by the Company's subscribers.
(4) Other revenue includes, among other things, connect fees charged to subscribers for initial activation on the cellular telephone system and fees for feature services such as voicemail, call forwarding and call waiting.
(5) Equipment sales and installation revenue includes revenue derived from the sale of cellular telephones and fees for the installation of such telephones.

      Reciprocal roaming agreements between each of the Company's cellular telephone systems and the cellular telephone systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. The roamers home systems are charged usage fees, which are generally higher than a given cellular telephone system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. In 2001, roaming revenue accounted for 11.9% of the Company's service revenues and 11.1% of the Company's total revenue. This roaming revenue is due in part to the fact that the Company's markets include several vacation destinations and a number of its systems are located along major interstate travel corridors.

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

      The Company recently added several new services which it believes will provide additional revenue sources. Using the TDMA IS-136 standard for the Company's digital services, the Company offers Enhanced Short Messaging Services
(SMS) including text messaging and e-mail addresses. Subscribers are also able to order content from internet sources such as weather reports, horoscopes, stock quotes and various other data at their discretion, on a subscription basis. The Company has engaged a third party provider to customize this service for its subscribers. Additionally, the Company will deploy Wireless Application Protocol (WAP) to allow customers to browse the internet with new handsets to be introduced by certain manufacturers. This service will provide customers the means to be totally interactive by selecting what information they desire real time via wireless handsets.

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

      The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                                                                         AT DECEMBER 31,
                                                                         ---------------
                                                            2001     2000     1999    1998     1997
                                                            ----     ----     ----    ----     ----
     Georgia/Alabama.................................        360      312      257     223      207
     Panama City, FL.................................         18       16       15      12       12
                                                            ----     ----     ----    ----     ----
         Total.......................................        378      328      272     236      219
                                                            ====     ====     ====    ====     ====

      The Company constructed 50 cell sites in 2001 and plans to construct additional cell sites with respect to its existing cellular systems during 2002 to meet projected subscriber demand and improve the quality of service. Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of its cellular telephone systems by existing subscribers, increase services used by subscribers of other cellular telephone systems due to the larger geographic area covered by the cellular telephone networks and further enhance the overall efficiency of the network and decrease churn. The Company believes that the increased cellular telephone coverage will have a positive effect on market penetration and subscriber usage.

      Microwave networks, previously built by the Company, enable the Company to connect switching equipment and cell sites without making use of local landline telephone carriers, thereby reducing or eliminating fees paid to landline carriers.

DIGITAL CELLULAR TECHNOLOGY

      Over the next few years, it is expected that cellular telephones will gradually convert from analog to digital technology. This conversion is due in part to capacity constraints of analog technology. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages over analog technology, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years. The exact timing and overall costs of such conversion are not yet known.

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

      The benefits of digital radio channels can only be achieved if subscribers purchase cellular telephones that are capable of transmitting and receiving digital signals. Currently, such telephones are more costly than analog telephones. The widespread use of digital cellular telephones is likely to occur only over a number of years and there can be no assurance that this technology will replace analog cellular telephones. In addition, since most of the Company's existing subscribers currently have cellular telephones that exclusively utilize analog technology, it will be necessary to continue to support and if necessary, increase the number of analog radio channels within the network for several years.

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

                  MARKET                    WIRELINE COMPETITOR
                  -------                   -------------------
     Albany, GA.........................    ALLTEL
     Augusta, GA........................    ALLTEL
     Columbus, GA.......................    Public Service Cellular
     Macon, GA..........................    Cingular Wireless
     Savannah, GA.......................    ALLTEL
     Georgia-6 RSA......................    Cingular Wireless and Public Service Cellular(1)
     Georgia-7 RSA......................    ALLTEL and Cingular Wireless(1)
     Georgia-8 RSA......................    ALLTEL
     Georgia-9 RSA......................    ALLTEL and Public Service Cellular(1)
     Georgia-10 RSA.....................    ALLTEL
     Georgia-12 RSA.....................    ALLTEL
     Georgia-13 RSA.....................    ALLTEL
     Dothan, AL.........................    ALLTEL
     Montgomery, AL.....................    ALLTEL
     Alabama-8 RSA......................    Public Service Cellular and ALLTEL(1)
     Panama City, FL....................    ALLTEL

----------

(1) The FCC has granted licenses subdividing the service area between these carriers.

      The Company also faces competition from broadband PCS. Broadband PCS involves a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS subscribers communicate using digital radio handsets.

      A broadband PCS system operates on one of six frequency blocks in the 1800-1900 MHz bands that the FCC allocated for personal communications services. PCS systems generally are used for two-way voice applications although they may carry two-way data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the United States into 51 large regions called Major Trading Areas (MTAs), which are comprised of 493 smaller regions called Basic Trading Areas (BTAs). The FCC originally awarded two PCS licenses for each MTA, known as the "A" and "B" blocks, and four licenses for each BTA known as the "C," "D," "E," and "F" blocks. In their initial allocation, the C block and F block licenses were limited to designated entities meeting certain financial eligibility requirements. The two MTA licenses authorize the use of 30 MHz of PCS spectrum. The C block is for 30 MHz of spectrum and the D, E and F blocks are for 10 MHz each.

      The FCC permits licensees to split their licenses and assign a portion, on either a geographic, or "partitioned," basis or on a frequency, or "disaggregated," basis or both, to a third party.

      The FCC reauctioned a number of C and F block licenses returned to the FCC or otherwise cancelled. In connection with the reauction, the FCC subdivided the C block licenses into three 10 MHz licenses. Certain of these licenses were subject to open bidding, while for others, the FCC retained the financial eligibility requirements permitting only certain designated entities to bid. There is ongoing litigation challenging the validity of the reauction.

      While most of the Company's competitors primarily hold cellular or PCS licenses, one of its principal competitors provides wireless services on frequencies allocated to "Specialized Mobile Radio" (SMR) service. The Company also faces competition from other existing communications technologies such as conventional mobile telephone service, and ESMR systems and paging services.

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

SERVICE MARKS

      CELLULARONE is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a wholly owned subsidiary of Western Wireless Corporation. The Company uses the CELLULARONE service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group. In 2001, the Company paid $366,000 in licensing and advertising fees under these agreements. See "Certain Considerations--Reliance on Use of Third Party Service Mark."

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

      The Company has agreed to indemnify Cellular One Group and its employees and affiliates, including its constituent partners, against all claims arising from the operation of its cellular phone business and the costs, including attorney's fees, of defending against them.

      Subject to receipt of the requisite consent of Cellular One Group, the Cellular One Agreements will be assigned to Verizon Wireless in connection with the contribution agreement. See "Agreement to Contribute Business of Price Communications Wireless" on page 2.

REGULATION

      As a provider of cellular telephone services, the Company is subject to extensive regulation by the federal government.

      The licensing, construction, operation, acquisition and transfer of cellular telephone systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The FCC has promulgated rules governing the construction and operation of cellular telephone systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). A cellular system operates on one of two 25 MHz frequency blocks, known as the "A" and "B" blocks, in the 850 MHz band that the FCC allocates for cellular radio service. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either Metropolitan Statistical Areas (MSAs) or Rural Service Areas (RSAs), two in each area. No entity may hold a substantial ownership interest in both the A and B blocks in a single rural service area. The FCC may prohibit or impose conditions on sales or transfers of licenses.

      Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company's cellular licenses expire in the following years with respect to the following number of service areas: 2002 (two); 2006 (one); 2008 (seven), 2010 (two) and 2011 (four). Licensees will be granted a renewal expectancy if they have complied with their obligations under the Communications Act during their license terms and provided substantial public service. A potential challenger will bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits renewal expectancy. The Company believes that the licenses it controls will continue to be renewed in a timely manner. However, in the event that a license is not renewed, the Company would no longer have the right to operate in the relevant service area which would have an adverse effect on the Company's results of operations.

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

      The Company also uses common carrier point-to-point microwave facilities to connect its wireless cell sites and to link them to the main switching office. Where it uses point-to-point microwave facilities, the FCC licenses these facilities separately, and they are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years.

      The Company can meet its need for new spectrum in two ways, by acquiring spectrum held by others or by acquiring new spectrum licenses from the FCC. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. Therefore, if the Company needs additional spectrum, it may be able to acquire that spectrum by participating in an auction for any new licenses that may become available or by purchasing existing facilities and incorporating them into its system, provided that it is permitted to do so under FCC rules. The

Communications Act requires prior FCC approval for acquisitions by the Company of other cellular telephone systems licensed by the FCC and transfers by the Company of a controlling interest in any of its licenses or any rights thereunder. Although there can be no assurance that any future requests for approval or applications filed by the Company will be approved or acted upon in a timely manner by the FCC, based upon its experience to date, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

      The Communications Act prohibits the holding of a common carrier license (such as the Company's cellular licenses) by a corporation of which more than 20% of the capital stock is owned directly or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Where a corporation such as the Company controls another entity that holds an FCC license, such corporation may not have more than 25% of its capital stock owned directly or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation, in each case, if the FCC finds that the public interest would be served by such prohibitions. The 25% limitation has been relaxed with regard to certain foreign investors pursuant to a World Trade Organization treaty and FCC actions implementing the treaty. Failure to comply with these requirements may result in the FCC issuing an order to the Company requiring divestiture of alien ownership to bring the Company into compliance with the Communications Act. In addition, fines or a denial of renewal, or revocation of the license are possible.

      From time to time, federal and state legislators may propose legislation which could potentially affect the Company, either beneficially or adversely. On February 8, 1996, the Telecommunications Act of 1996 (the "Telecom Act") was signed into law, revising the Communications Act to eliminate unnecessary regulation and to increase competition among providers of communications services. The Company cannot predict the future impact of legislation on its operations.

      Major provisions of the Telecom Act affecting the Company are as follows:

      INTERCONNECTION. The Telecom Act required state public utilities commissions and the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers ("LEC") for interconnection services.

      Under reciprocal compensation, a cellular licensee is entitled to collect the same charges for terminating wireline-to-wireless traffic on their system that the LECs charge for terminating wireless-to-wireline calls. Interconnection agreements are typically negotiated by carriers, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Telecom Act. The Company has renegotiated interconnection agreements with LECs in the Company's markets. These renegotiations have resulted in a substantial decrease in interconnection expenses incurred by the Company. Interconnection agreements are subject to modification, expiration or termination in accordance with their terms. The FCC has begun a proceeding that is reassessing its interconnection compensation rules.

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

      UNIVERSAL SERVICE. The Telecom Act also provides that all communications carriers providing interstate communications services, including cellular carriers, must contribute to the federal universal service support mechanisms established by the FCC. The FCC also provided that any cellular carrier is potentially eligible to receive universal service support. The universal service support fund will support telephone service in high-cost and low-income areas and support access to telecommunications facilities by schools, libraries and rural health care facilities. Many states are also moving forward to develop state universal service fund programs. A number of these state funds require contribution, varying greatly from state to state, from cellular carriers such as the Company. The Company has revised its customer billing to reflect additional costs related to these universal service fund requirements. The FCC has been considering whether carriers who decide to pass through their mandatory universal service contributions to their customers should be required to provide a specific explanation of the charges on the bills, as well as other aspects of the universal service contribution, including whether to change the method for calculating each carrier's contribution from being revenue-based to connection-based. The FCC has also initiated a proceeding to determine whether it should spread its universal service support fund contribution requirements to additional classes of telecommunications carriers. There can be no guarantee that the Company will be able to continue to pass the costs of the fund requirements on to its subscribers in the future.

      OTHER RECENT INDUSTRY DEVELOPMENTS. The FCC has a number of other complex requirements and proceedings that affect the operation of the Company's business. For example, FCC rules currently require wireless carriers to make available emergency 911 services, including enhanced emergency 911 services that provide the caller's telephone number, introduction of call origination location services, and a requirement that emergency 911 services be made available to users with speech or hearing disabilities. The Company also is subject or potentially subject to number portability obligations; rules governing billing and subscriber privacy; rules governing wireless resale and roaming obligations; rules that require wireless service providers to configure their networks to facilitate electronic surveillance by law enforcement officials; and rules requiring the Company to offer equipment and services that are accessible to and usable by persons with disabilities. These requirements are the subject of pending FCC or judicial proceedings, and we are unable to predict how they may affect our business, financial condition or results of operations.

      The FCC has eliminated its cellular-PCS cross ownership rule, but retained its cellular cross-interest rule, which limits an entity's ownership interest in cellular licenses on different channel blocks (i.e., A and B) in overlapping RSAs. The FCC recently decided to eliminate, by January 1, 2003, its spectrum cap on aggregation of commercial mobile radio service (CMRS) spectrum. Under the FCC's current spectrum cap rules, a cellular license and its affiliates may not hold an attributable interest in more than 55 MHz of cellular, broadband PCS and SMR spectrum in a single MSA or RSA. After January 1, 2003, the FCC will eliminate the spectrum cap entirely and instead implement a case-by-case review process to satisfy its obligation to ensure that CMRS spectrum acquisitions do not have anticompetitive effects.

      The Communications Act generally preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis for the use of such rights of way by telecommunications carriers, so long as the compensation required is publicly disclosed by the government. States may also impose competitively neutral requirements that are necessary for universal service, conserving telephone numbering resources, protecting the public safety and welfare, ensuring continued service quality and safeguarding the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage, the scope of state authority to maintain existing or to adopt new such requirements is unclear.

CERTAIN TERMS

      Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served with each person in the market area referred to as a "Pop". The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 2000 population of an MSA or RSA, as derived from the 2000 Paul Kagan and Associates Market Information Service. MSAs and RSAs are also referred to as "markets". The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system.

EMPLOYEES

      At December 31, 2001, the Company had approximately 750 full-time employees, none of whom is represented by a labor organization. Management considers its relations with employees to be good.

ITEM 2. PROPERTIES

      For each market served by the Company's operations, the Company maintains at least one sales or administrative office and operates a number of cell transmitter and antenna sites. As of December 31, 2001, the Company had approximately 41 leases for retail stores used in conjunction with its operations and four leases for administrative offices. The Company also had approximately 285 leases to accommodate cell transmitters and antennas as of December 31, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      (a) MARKET FOR COMMON STOCK

      PCC is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PR". The range of high and low last sale prices for PCC's Common Stock on the NYSE for each of the quarters of 2001 and 2000 as reported by the NYSE was:

                                                         2002                  2001                  2000
                                                         ----                  ----                  ----
     QUARTER                                        HIGH      LOW         HIGH      LOW         HIGH       LOW
     -------                                        ----      ---         ----      ---         ----       ---
     First (through March 15, 2002).........       $19.25   $17.72       $20.17   $16.00       $26.56   $21.00
     Second.................................                              20.25    16.15        25.00    18.75
     Third..................................                              20.35    15.00        24.38    18.38
     Fourth.................................                              20.13    16.05        23.00    15.50

      PCC's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B" and trades in Euros on the Frankfurt and Munich Stock Exchanges.

      (b) HOLDERS

      On March 15, 2002, there were approximately 400 holders of record of PCC's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 3,100 persons.

      (c) DIVIDENDS

      PCC to date, has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following tables contain certain consolidated financial data with respect to the Company and for Palmer Wireless, Inc. ("Predecessor") for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company and Predecessor or the Company's unaudited data.

      The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                                                                           CONSOLIDATED OPERATING STATEMENT ITEMS
                                                                                   YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                              2001          2000          1999          1998        1997(10)
                                                              ----          ----          ----          ----        --------
Service Revenue ........................................   $ 245,817     $ 252,513     $ 233,575     $ 184,652     $  41,365
Equipment Sales and Installation .......................      17,731        17,995        15,548        12,053         2,348
                                                           ---------     ---------     ---------     ---------     ---------
Revenue ................................................     263,548       270,508       249,123       196,705        43,713
Engineering, Technical and Other Direct Expenses .......      32,796        25,321        29,666        28,122         5,978
Cost of Equipment ......................................      33,028        32,685        28,650        23,086         5,259
Selling, General and Administrative Expenses ...........      74,738        64,984        65,150        61,093        16,750
Non-cash Compensation - Selling, General and
   Administrative ......................................       3,649         3,649         1,973            --            --
Depreciation and Amortization ..........................      47,975        46,981        45,157        43,625        11,107
                                                           ---------     ---------     ---------     ---------     ---------
Operating Income .......................................      71,362        96,888        78,527        40,779         4,619
Other Income (Expense):
   Interest, net .......................................     (61,248)      (59,661)      (72,892)      (76,926)      (20,063)
   Other, net ..........................................       7,157         7,711        12,251        15,279         1,400
                                                           ---------     ---------     ---------     ---------     ---------
     Total Other Income (Expense) ......................     (54,091)      (51,950)      (60,641)      (61,647)      (18,663)
Minority Interest ......................................        (631)       (1,432)       (1,664)       (2,178)         (414)
Extraordinary Item-Loss on Early Extinguishment of
   Debt (net of tax benefit of $15,893) ................          --            --            --       (27,061)           --
Cumulative effect on prior year of change in revenue
   recognition (net of tax expense of $92) .............          --          (158)           --            --            --
Income Tax (Expense) Benefit ...........................      (5,695)      (14,972)       (6,002)        8,523         5,509
                                                           ---------     ---------     ---------     ---------     ---------
Net Income (Loss) ......................................   $  10,945     $  28,376     $  10,220     $ (41,584)    $  (8,949)
                                                           =========     =========     =========     =========     =========
Per Share Amounts (1):
Basic Earnings (Loss) Per Share Before Cumulative Effect
   of Accounting Change and Extraordinary Item .........   $     .20     $     .51     $     .22     $    (.40)    $    (.22)
Basic Earnings (Loss) per share for Accounting Change
   and Extraordinary Item ..............................          --            --            --          (.73)           --
                                                           ---------     ---------     ---------     ---------     ---------
Basic Earnings (Loss) Per Share ........................   $     .20     $     .51     $     .22     $   (1.13)    $    (.22)
Diluted Earnings Per Share Before and After Cumulative
   Effect of Accounting Change and Extraordinary Item ..   $     .20     $     .50     $     .22     $   (1.13)    $    (.22)
OTHER DATA:
Capital Expenditures ...................................   $  18,620     $  27,218     $  24,575     $  14,725     $  14,515
Operating Income Before Depreciation and
   Amortization - Adjusted EBITDA (2) ..................   $ 125,457     $ 150,367     $ 130,150     $  88,595     $  19,671
Adjusted EBITDA Margin on Service Revenue ..............        51.0%         59.6%         55.7%         48.0%         47.6%
Net Cash Provided By (Used In):
   Operating Activities ................................   $  67,745     $  63,075     $  74,591     $  12,366     $   6,451
   Investing Activities ................................      10,381       (41,490)      (30,746)       21,361      (312,577)
   Financing Activities ................................     (12,387)      (32,108)      (57,613)      141,821       252,220
Penetration (3) ........................................       16.60%        15.89%        13.65%        11.60%         9.40%
Subscribers at the End of Period (4) ...................     570,405       528,405       453,984       381,977       309,606
Cost to Add a Gross Subscriber (5) .....................   $     168     $     177     $     199     $     214     $     220
Cost to Add a Net Subscriber (6) .......................   $     945     $     509     $     471     $     448     $     370
Average Monthly Revenue per
   Subscriber (7) ......................................   $   49.95     $   53.93     $   56.11     $   52.04     $   50.59
Average Monthly Churn (8) ..............................        2.14%         1.90%         1.95%         1.91%         1.84%
Ratio of Earnings to Fixed Charges (9) .................        1.24x         1.61x         1.21x           (8)           (8)

(1) Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in May 1999, January 1999, April 1998 (2), and December 1997, the 2 for 1 stock split in August 1998 and the 5% stock dividend in August 1999.
(2) Adjusted EBITDA represents operating income before Depreciation and Amortization, non-cash compensation, and overhead of the parent company for 2001 ($2.5 million), 2000 ($2.8 million), 1999 ($4.5 million), 1998
      ($4.2 million) and 1997 ($3.9 million). Adjusted EBITDA may not be identical to similarly titled measures reported by other companies. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income (loss), operating income (loss), cash flows from operating activities or any other measure of performance under GAAP. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(3) Determined by dividing the aggregate number of subscribers by the estimated population.
(4)   Each billable telephone number in service represents one subscriber.
(5) Determined for a period by dividing (i) costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period, by (ii) the gross subscribers added during such period.
(6) Determined for a period by dividing (i) costs of sales and marketing, including salaries, commissions and employee benefits and all expenses incurred by sales and marketing personnel, agent commissions, credit reference expenses, losses on cellular telephone sales, rental expenses allocated to retail operations, net installation expenses and other miscellaneous sales and marketing charges for such period, by (ii) the net subscribers added during such period.
(7) Determined for a period by dividing (i) the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of post paid subscribers for such period divided by the number of months in such period.
(8) Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.
(9) The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the years ended December 31, 1998 and 1997, the deficit of earnings to fixed charges was $41,584 and $8,949, respectively.
(10) Operating information for PCC in 1997 includes the cellular operating results of PCW for the period subsequent to the acquisition of Predecessor.

                                                                    CONSOLIDATED BALANCE SHEET ITEMS
                                                                           AS OF DECEMBER 31,
                                          ---------------------------------------------------------------------------------
                                              2001              2000              1999             1998               1997
                                              ----              ----              ----             ----               ----
Total Current Assets....................  $   289,392       $   254,287      $   229,226       $   237,555      $    79,864
Total Assets............................    1,261,698         1,264,803        1,258,620         1,285,965        1,173,523
Total Current Liabilities...............       56,751            50,672           51,626            46,795           55,518
Long-Term Debt..........................      700,000           700,000          700,000           909,432          690,300
Shareholders' Equity....................      175,642           172,612          173,190             4,379           60,926

                                                          CONSOLIDATED OPERATING STATEMENT ITEMS
                                                                     FOR PREDECESSOR
                                                          --------------------------------------
                                                                         FOR THE
                                                                        NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                           1997
                                                                           ----
Revenue:
Cellular Service ....................................................   $ 134,123
   Equipment Sales and Installation .................................       7,613
                                                                        ---------
     Total Revenue ..................................................     141,736
                                                                        ---------
   Engineering, Technical and Other Direct Expenses .................      23,301
   Cost of Equipment ................................................      16,112
   Selling, General and Administrative Expenses .....................      41,014
   Depreciation and Amortization ....................................      25,498
                                                                        ---------
   Operating Income .................................................      35,811
                                                                        ---------
   Other Income (Expense):
     Interest, net ..................................................     (24,467)
     Other, net .....................................................         208
                                                                        ---------
       Total Other Expenses .........................................     (24,259)
                                                                        ---------
   Minority Interest ................................................      (1,310)
     Income Tax Expense .............................................      (4,153)
                                                                        ---------
     Net Income .....................................................   $   6,089
                                                                        =========

OTHER DATA:
Capital Expenditures ................................................   $  40,757
Operating Income Before Depreciation and .Amortization ("EBITDA") (2)   $  61,309
EBITDA Margin on Service Revenue ....................................        45.7%
Net Cash Provided By (used in):
   Operating Activities .............................................   $  38,791
   Investing Activities .............................................     (73,759)
   Financing Activities .............................................      36,851
Penetration (3) .....................................................        8.60%
Subscribers at the End of Period (4) ................................     337,345
Cost to Add a Net Subscriber (5) ....................................   $     514
Average Monthly Service Revenue per Subscriber (6) ..................   $   53.99
Average Monthly Churn (7) ...........................................        1.89%
Ratio of Earnings to Fixed Charges (8) ..............................        1.45x

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

      The discussion contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company and its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company. If the agreement to contribute the business of Price Communications Wireless is consummated, past operations will not necessarily be indicative of future performance (see "Agreement to Contribute Business of Price Communications Wireless").

OVERVIEW

      The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of December 31, 2001, the Company provided cellular telephone service to 570,405 subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas, composed of eight MSA's and eight RSA's, with an aggregate estimated population of 3.4 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------

                                                            2001              2000             1999
                                                            ----              ----             ----
REVENUE:
      Service..........................................     93.3%             93.4%            93.8%
      Equipment sales and installation.................      6.7               6.6              6.2
                                                           -----             -----            -----
Total Revenue..........................................    100.0             100.0            100.0
                                                           -----             -----            -----
OPERATING EXPENSES:
      Engineering, technical and other direct:
         Engineering and technical (1).................      6.6               5.2              5.5
         Other direct costs of services (2)............      5.9               4.1              6.5
      Cost of equipment (3)............................     12.5              12.1             11.5
      Selling, general and administrative:
         Selling and marketing (4).....................      9.2               8.6              8.6
         Customer service (5)..........................      8.2               7.4              6.6
         General and administrative (6)................     10.9               8.0             11.0
         Non-cash compensation.........................      1.4               1.4               .8
      Depreciation and amortization ...................     18.2              17.4             18.0
                                                           -----             -----            -----
TOTAL OPERATING EXPENSES...............................     72.9              64.2             68.5
                                                           -----             -----            -----
OPERATING INCOME.......................................     27.1%             35.8%            31.5%
OPERATING INCOME BEFORE DEPRECIATION AND
   AMORTIZATION AND NON-CASH COMPENSATION (7)..........     46.7%             54.5%            50.4%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of roaming, costs of prepaid service, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.

(3) Consists primarily of the costs of the cellular telephones and accessories sold, sales and marketing personnel, employee and agent commissions.
(4) Consists primarily of salaries and benefits, sales commissions and advertising and promotional expenses.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber's bills.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Operating income before depreciation and amortization and non-cash compensation ("EBITDA") should not be considered in isolation or as an alternative to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that operating income before depreciation and amortization and non-cash compensation is viewed as a relevant supplemental measure of performance in the cellular telephone industry.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Although the Company experienced subscriber growth during the year ended December 31, 2001, increasing their total subscribers by 7.9% to 570,405 and the related increase in penetration from 15.9% to 16.9%, the decrease in outcollect roaming revenue and its related toll, more than offset the increase in local revenue resulting in decreased operating income. Excluding outcollect air and toll revenue, the average revenue per post paid subscriber increased from $35.94 for the year ended December 31, 2000 to $36.67 for the current year. The Company was also negatively affected by an increase in the provision for bad debts ($6.5 million), which combined with decreased outcollect revenue accounts primarily for the Company's decreased operating income.

      REVENUE. Service revenues totaled approximately $245.8 million for the current year compared to approximately $252.5 million for 2000 or a decrease of 2.7%. The $6.7 million decrease is principally a result of the reduction in outcollect air and toll revenue ($15.0 million). Partially offsetting this decrease, is an increase in access revenue ($8.7 million) principally due to an increase in the average revenue per rate plan combined with added post paid subscribers for the current twelve month period. Although the company was able to realize an increase in its average access revenue per plan, there was a corresponding increase in the number of free minutes included with these plans which resulted in a decrease of $2.5 million in post paid airtime revenue. As the Company moved toward the increased usage of multi state and national plans, there was a decrease in the amount of long distance revenue billed to its subscribers ($880,000). The number of prepaid subscribers increased during the current year, which increased prepaid revenue by $2.0 million. Other local revenue items resulted in an increase of $957,000 for the current twelve month period. The reduction in outcollect air and toll revenue is a combination of reduced average reimbursement rates ($.31 for the year ended December 31, 2000 compared to $.25 for the current year) and minutes of use (119.1 million minutes for the current year compared with 129.9 million minutes for last year). The decreasing reimbursement rates are a result of increased competition for roaming traffic which led to reduced negotiated contractual rates with other cellular carriers. This trend may continue as a result of new roaming rates negotiated with some of the Company's roaming partners as well as the increased number of wireless carriers in each market which can be utilized by other carriers' subscribers.

      Equipment and installation revenue was $17.7 million for the current year compared to $18.0 million in 2000. An increase in the number of handsets sold or upgraded (10,273 additional units for the current year) resulted in an increase of $651,000 for phone revenue. For the current year, excluding upgrades, the Company sold 227,633 handsets of which 151,085 were digital (66.4%) and 76,548 were analog (33.6%). For the prior year, 223,284 handsets were sold of which 85,044 were digital (38.1%) and 138,240 were analog (61.9%). A reduction of $915,000 of accessory sales and installation revenue more than offset the increase in handset revenue. Historically prepaid customers buy fewer accessories than traditional post paid customers which contributed to the decrease in accessory revenue.

      OPERATING EXPENSES. Operating expenses increased $18.6 million from $173.6 million in 2000 to $192.2 million in 2001. As a percentage of total revenue, operating expenses increased from 64.2% of total revenue in 2000 to 72.9% of total revenue in 2001. After excluding non-cash compensation and depreciation and amortization, operating expenses amount to 45.5% of total revenue for 2000 compared to 53.3% of total revenue for 2001. Total operating costs per subscriber excluding PCC overhead and all non-cash charges amounted to $18.17 in 2001 compared with $17.27 in 2000.

      Engineering, technical and other direct expenses increased from $25.3 million in 2000 to $32.8 million in 2001. There are three major components in this category. The net cost of incollect roaming, which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in other carriers' markets and the amount charged to these subscribers, variable network costs such as inter-trunk, long distance and directory assistance costs, and engineering costs which consist principally of salaries and related fringe benefits, fixed span line costs and tower rentals.

      As a result of negotiations with other cellular carriers (see comments above concerning outcollect revenue), the Company was able to reduce the amount it reimburses those carriers for incollect roaming resulting in net incollect revenue of $1.9 million for the current year compared to net revenue of $1.1 million for 2000. Incollect costs before the revenue offset dropped from $33.4 million in 2000 to $24.3 million in the current year. Significantly offsetting the reduction in cost was a reduction in revenue billed to the Company's subscribers for their roaming activity. As the Company offers more multi-state and nationwide programs, the minutes associated with roaming decreases. These minutes become home minutes for purposes of billing and are then included in the total number of free minutes each subscriber has depending on their particular plan, which in turn may or may not create airtime revenue for the Company. Incollect revenue including toll decreased from $34.5 million in 2000 to $26.1 million in 2001. This reduction was augmented by decreased long distance and directory assistance costs resulting from renegotiated rates.

      During the third quarter of 2000, the Company was forced to switch the vendor that dealt with the prepaid system as the previous vendor went out of business. As a result of the change, the additional cost to run the prepaid system included in direct expenses amounted to $2.5 million for the current year. Other direct costs, principally long distance, increased by $2.4 million for the current year due to an increase in usage.

      Engineering costs in total increased from $14.1 million for the year ended December 31, 2000 to $17.4 million for the current year or an increase of $3.3 million. During the current year, the Company added 50 additional cell sites. The additional cell sites cause additions in cell site rent and utilities for the current year ($1.0 million). The additional sites also result in increases in fixed span line and inter trunk costs.

      The total cost of equipment increased from $32.7 million in 2000 to $33.0 million for the current year. Without the cost of accessories actual handset costs decreased by $1.1 million despite the additional units sold or upgraded and the increasing demand for digital rather than analog handsets. The average handset cost decreased from $120 in 2000 to $99 for the current year. As a percentage of recovered cost, the Company recovered 55.1% of the cost of equipment in 2000 compared to a recovery of 53.7% in 2001 principally as a result of diminished accessory sales that have a positive margin and a decrease in installation revenue.

      Selling, general and administrative ("SG&A") increased from $65.0 million for 2000 to $74.7 for the current year. As a percentage of total revenue, SG&A increased from 24.0% of total revenue in 2000 to 28.4% in 2001.

      Sales and marketing costs included in SG&A are comprised of installation costs, salaries, commissions and advertising. The sum of these components amounted to $24.4 million for the year 2001 and $23.2 million for 2000. Increases in commissions and advertising accounted for the increase. The cost to add a gross subscriber, which consists of the net loss on equipment sales and sales and marketing expenditures, decreased from $178.46 in 2000 to $167.64 in 2001.

      Customer service costs (also included in SG&A), primarily billing costs and payroll and related benefits, increased to $21.7 million in 2001 from $20.2 million in 2000. An increase of $2.6 million for the generation of subscriber's monthly statements, which include printing and mailing costs, are a direct function of the increases in the number of subscribers. Additional subscribers require an increase in the number of cellular bills mailed out, as well as an increase in the number of customer service representatives necessary to handle the subscriber inquiries. In addition, temporary costs related to the mandated area code changes in the markets contributed to the increase in costs. Offsetting these increases was a $2.0 million credit issued to the Company by its current billing vendor due to the problems encountered during the billing conversion (see bad debts included in General and administrative expenses described below).

      General and administrative expenses the final component of SG&A increased to $28.7 million in 2001 from $21.6 million in 2000. The increase for the current year of $7.1 million is principally a result of the increase in the current year of the provision for bad debts, which increased from $4.2 million in 2000 to $10.7 million in 2001. During the fourth quarter of 2000, the Company changed its billing vendor when it learned that the previous billing vendor would not be a long-term participant in the cellular billing business. The transition encountered problems and as a result, the Company's collection efforts were hampered, which led to a longer average aging period of the Company's accounts receivable and a necessity to provide a higher provision for bad debts. In the fourth quarter of the current year, the Company has consolidated the collection process in one location in order to perform the collection process more efficiently. General and administrative expenses, excluding customer service costs, increased from 8.0% of revenue for the previous year to 10.9% for the current year.

      Included in operating expenses for both 2001 and 2000 is a charge of $3.6 million representing the non-cash compensation charges related to the conversion by an officer of the Corporation of the Company's Preferred stock into common stock (see Notes to Consolidated Financial Statements). Such charges are being expensed over the vesting period of the common stock.

      Depreciation and amortization increased from $47.0 million in 2000 to $48.0 million in 2001. The increase is a combination of additional depreciation expense due to the increase in capital equipment additions during 2000 and 2001 and additional amortization for other intangible assets.

      Operating income decreased from $96.9 million in 2000 to $71.4 million in 2001. Earnings before non-cash compensation and depreciation and amortization ("EBITDA") amounted to $147.5 million for 2000 or 54.5% of total revenue compared to

$123.0 million or 46.6% of total revenue for 2000. The decline is primarily a function of the decrease in roaming air and toll revenue and the increase in the provision for bad debts.

      INTEREST EXPENSE, OTHER INCOME, INCOME TAXES, AND NET INCOME. Net interest expense increased to $61.2 in 2001 from $59.7 million in 2000 principally as a result of an adjustment in 2000 for interest earned in a prior period.

      Other income for 2001 includes $4.1 million resulting from the net gain on the sale of the Company's minority equity investment in other cellular properties. The remaining $3.1 million is principally attributed to net gains on security transactions of PCC. Other income for 2000 resulted largely from gains from security transactions of PCC.

      The income tax provision for 2001 of $5.7 million compared to the provision of $15.0 million in 2000 is principally a result of the decrease in financial statement taxable income in 2001 at an effective rate of approximately 37% adjusted for certain non- taxable security transactions in both years.

      The net income of $10.9 million for 2001 compared to net income of $28.4 million for 2000 is a function of the items discussed above. During the prior year, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") which requires the deferral of certain revenue over the approximate length of a subscribers' contract or over the remaining unused minutes for prepaid revenue. The effect on the prior year's financial statements was not material.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through equity contributions, long-term debt, and to a lesser extent, operating cash flow. Net cash provided by operating activities amounted to $67.7 million for the year ended December 31, 2001. Working capital at December 31, 2001 approximated $232.6 million. The current level of operating cash flow is sufficient to fund the current anticipated level of capital expenditures and cash interest, which interest amounts to approximately $68.5 million related to the $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007 and the $525 million 9 1/8% Senior Secured Notes due December 15, 2006. The 9 1/8% notes are callable after June 15, 2002, and the 11 3/4% notes are callable after July 15, 2002. In addition, the Company is obligated for operating leases of real and personal property for the years subsequent to December 31, 2001 in the amount of $18.2 million. Further details regarding the notes and lease obligations can be found in the Notes to the Company's Consolidated Financial Statements.

      The Company's cash flow from operating activities is principally a result of net income adjusted for non-cash charges and marketable security transactions. The change in accounts receivable positively effected the 2001 cash from operating activities and negatively effected the 2000 cash from operating activities. The year ended December 31, 2000, saw a large increase in accounts receivable as a result of the change in billing vendors during the latter part of 2000 and the resulting problems with the conversion as previously discussed. The difficulty incurred with the conversion caused customers statements to be mailed later than normal which resulted in a delay in cash payments from the Company's subscribers. During the year ended December 31, 2001, the Company reduced their receivable balance to a level comparable to the balance at the end of 1999 which resulted in a positive cash flow of $13.2 million compared to a decrease of $12.4 million for 2000. Contributing to the decrease in the level of accounts receivable was the centralization of the collection process, resolution of the conversion issues and an increase of $5.9 million for accounts receivable reserved.

      The Company spent a lower amount for capital expenditures for the current year as compared to the previous two years resulting in a decrease of $8.6 million and $6.0 million for the current year when compared with 2000 and 1999, respectively. At December 31, 2001, the Company had sold most of its marketable securities and had sold its investment in other cellular properties. The Company also repurchased less of its common stock, which was the principal component of cash used in financing activities.

      Assuming the Verizon transaction takes place during the second quarter of 2002, cash flows from the partnership will not be available to the Company until the third quarter of 2004 whereupon 50% of the interest earned on its capital account in the limited partnership will be distributed if available. Any other cash income will be generated from interest or other investments the Company acquires after the Verizon transaction is completed.

ACCOUNTING POLICIES

      For financial reporting purposes, the Company reports 100% of revenues and expenses for the markets for which it provides cellular telephone service. However, in several of its markets, the Company held less than 100% of the equity ownership prior to December 31, 2001. The minority stockholders' and partners' share of income or losses in those markets is reflected in the consolidated financial statements as "minority interest" except for losses in excess of their capital accounts and cash call provisions which are not eliminated in consolidation.

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

           SEE INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ON PAGE 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the proxy statement/prospectus filed jointly on Form S-4 by PCC, Verizon Wireless of the East LP and Verizon Communications Inc. in connection with PCC's 2002 Annual Meeting of Shareholders.

                                ITEM                                   INCORPORATED FROM
                                ----                                   -----------------
ITEM 10.    Directors and Executive Officers of the          "Directors and Executive Officers" and
            Registrant                                       "Section 16(a) Beneficial Ownership
                                                             Reporting Compliance"

ITEM 11.    Executive Compensation                           "Directors and Executive Compensation -
                                                             Executive Compensation" and "Related
                                                             Transactions"

ITEM 12.    Security Ownership of Certain Beneficial         "Principal Shareholders and Security
            Owners and Management                            Ownership of Management"

ITEM 13.    Certain Relationships and Related Transactions   "Directors and Executive Compensation" and
                                                             "Related Transactions"

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1) and (2) List of financial statements and financial statement schedules:

            See "Index to Consolidated Financial Statements" on page 30.

            (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

            (3) Exhibits

            See Exhibit Index at page E-1, which is incorporated herein by reference.

      (b) Reports on Form 8-K.

      Form 8-K filed on January 4, 2002, reporting agreement to contribute substantially all of the assets of PCC's operating subsidiary, Price Communications Wireless, Inc., to Verizon Wireless, for a limited partnership interest in a newly formed limited partnership.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

Auditors' Report .........................................................   F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000 .............   F-2
Consolidated Statements of Operations and Comprehensive Income for the
   Years Ended December 31, 2001, 2000 and 1999 ..........................   F-3
Consolidated Statements of Cash Flows for the Years Ended December 31,
   2001, 2000 and 1999 ...................................................   F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 2001, 2000 and 1999 ......................................   F-5
Notes to Consolidated Financial Statements ...............................   F-6

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         FINANCIAL STATEMENTS SCHEDULES

Schedule No
I.  Condensed Financial Information of Registrant .................         F-16
II. Valuation and Qualifying Accounts .............................         F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Price Communications Corporation:

      We have audited the accompanying consolidated balance sheets of Price Communications Corporation (a New York Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3, the Company changed its methodology for revenue recognition in the year ended December 31, 2000.

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


                                                 /s/ ARTHUR ANDERSEN LLP

New York, New York
February 25, 2002

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                         2001           2000
                                                                                                         ----           ----
Current assets:
   Cash and cash equivalents ......................................................................   $   246,447    $   180,708
   Accounts receivable, net of allowance for doubtful accounts of $1,196 in 2001 and $1,396 in 2000        21,260         34,435
   Receivables from other cellular carriers .......................................................         5,190          4,101
   Available for sale securities ..................................................................           906         23,517
   Inventory ......................................................................................         5,129          6,015
   Deferred income taxes ..........................................................................            --          1,091
   Prepaid expenses and other current assets ......................................................        10,460          4,420
                                                                                                      -----------    -----------
     Total current assets .........................................................................       289,392        254,287
                                                                                                      -----------    -----------
Property and equipment:
   Land and improvements ..........................................................................         7,480          7,480
   Buildings and improvements .....................................................................        13,598         11,440
   Equipment, communication systems and furnishings ...............................................       214,806        198,347
                                                                                                      -----------    -----------
                                                                                                          235,884        217,267
   Less accumulated depreciation ..................................................................        94,654         70,034
                                                                                                      -----------    -----------
     Net property and equipment ...................................................................       141,230        147,233
Equity investment in other cellular properties ....................................................            --         11,310
Licenses, net of accumulated amortization of $97,428 in 2001 and $74,628 in 2000 ..................       815,178        832,471
Other intangible and other assets, net of accumulated amortization of $9,538 in 2001 and
  $6,555 in 2000 ..................................................................................        15,898         19,502
                                                                                                      -----------    -----------
     Total assets .................................................................................   $ 1,261,698    $ 1,264,803
                                                                                                      ===========    ===========

Current liabilities:
   Accounts payable ...............................................................................   $    11,665    $     8,181
   Accrued interest payable .......................................................................        11,421         12,374
   Accrued salaries and employee benefits .........................................................         1,281          1,329
   Deferred revenue ...............................................................................         9,693          7,412
   Customer deposits ..............................................................................           856          1,153
   Outstanding put option contract ................................................................            --          3,109
   Income taxes payable ...........................................................................         9,621          8,013
   Accrued engineering, technical and other direct ................................................         2,811          4,480
   Excise and sales taxes payable .................................................................         1,982          1,811
   Minority interests .............................................................................         3,194             --
   Other current liabilities ......................................................................         4,227          2,810
                                                                                                      -----------    -----------
     Total current liabilities ....................................................................        56,751         50,672
Long-term debt ....................................................................................       700,000        700,000
Accrued income taxes long-term ....................................................................        53,165         53,165
Deferred income taxes (net) .......................................................................       276,140        283,075
Commitments and contingencies
Minority interests in cellular licenses ...........................................................            --          5,279
Shareholders' equity:
   Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no shares outstanding .            --             --
   Common stock, par value $.01; authorized 120,000,000 shares; outstanding 54,885,955 shares
     in 2001 and 55,453,858 shares in 2000 ........................................................           550            555
   Additional paid-in-capital .....................................................................       177,166        189,053
   Unearned compensation ..........................................................................       (58,680)       (62,329)
   Accumulated other comprehensive income (loss) ..................................................          (129)          (457)
   Retained earnings ..............................................................................        56,735         45,790
                                                                                                      -----------    -----------
     Total shareholders' equity ...................................................................       175,642        172,612
                                                                                                      -----------    -----------
     Total liabilities and shareholders' equity ...................................................   $ 1,261,698    $ 1,264,803
                                                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    2001         2000         1999
                                                                                    ----         ----         ----
Revenue:
   Cellular operations:
     Service .................................................................   $ 245,817    $ 252,513    $ 233,575
     Equipment sales and installation ........................................      17,731       17,995       15,548
                                                                                 ---------    ---------    ---------
       Total revenue .........................................................     263,548      270,508      249,123
                                                                                 ---------    ---------    ---------
Operating expenses:
   Engineering, technical and other direct ...................................      32,796       25,321       29,666
   Cost of equipment .........................................................      33,028       32,685       28,650
   Selling, general and administrative .......................................      74,738       64,984       65,150
   Non-cash compensation (Selling, general and administrative) ...............       3,649        3,649        1,973
   Depreciation and amortization .............................................      47,975       46,981       45,157
                                                                                 ---------    ---------    ---------
       Total operating expenses ..............................................     192,186      173,620      170,596
                                                                                 ---------    ---------    ---------
Operating income .............................................................      71,362       96,888       78,527
Interest income ..............................................................       8,837       11,758        9,758
Interest expense .............................................................     (70,085)     (71,419)     (82,650)
Other income .................................................................       7,157        7,711       12,251
Minority interest ............................................................        (631)      (1,432)      (1,664)
                                                                                 ---------    ---------    ---------
Income (loss) before income taxes ............................................      16,640       43,506       16,222
Income tax expense ...........................................................       5,695       14,972        6,002
                                                                                 ---------    ---------    ---------
Income before cumulative effect of accounting change .........................      10,945       28,534       10,220
Cumulative effect on prior year of change in revenue recognition
    (net of income tax benefit of $92) .......................................          --         (158)          --
                                                                                 ---------    ---------    ---------
Net income ...................................................................      10,945       28,376       10,220

Other comprehensive income (net of income tax expense of $194 for 2001 and income tax benefit of $1,027 and $905 for the years 2000 and 1999 respectively).
   Unrealized gains (losses) on available for sale securities ................         (61)        (457)       1,291
   Reclassification adjustment ...............................................         389       (1,291)      (2,832)
                                                                                 ---------    ---------    ---------
Comprehensive income .........................................................   $  11,273    $  26,628    $   8,679
                                                                                 =========    =========    =========

Per share data:
   Basic earnings per share before cumulative effect of accounting
     change ..................................................................   $     .20    $     .51    $     .22
   Basic earnings per share for accounting change ............................          --           --           --
                                                                                 ---------    ---------    ---------
   Basic earnings per share ..................................................   $     .20    $     .51    $     .22
   Diluted earnings per share before and after cumulative effect of accounting
     change ..................................................................         .20          .50          .22
Weighted average number of common shares outstanding - basic .................      55,061       56,013       46,334
Weighted average number of common shares outstanding - diluted ...............      55,415       56,531       47,495

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                ($ IN THOUSANDS)

                                                                                 2001         2000         1999
                                                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................   $  10,945    $  28,376    $  10,220
                                                                              ---------    ---------    ---------
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization ........................................      47,975       46,981       45,157
     Amortization of deferred finance costs ...............................       2,431        2,430        2,523
     Minority interest share of income ....................................         631        1,432        1,664
     Deferred income taxes ................................................      (3,430)      (9,716)      (3,648)
     Accrued interest satisfied by issuance of PCC stock ..................          --           --       11,309
     Gain on available for sale securities ................................      (1,780)      (6,724)     (12,607)
     Gain on sale of equity investment in other cellular properties (net) .      (4,109)          --           --
     Non-cash compensation ................................................       3,649        3,649        1,973
     Decrease (increase) in accounts receivable ...........................      13,175      (12,402)      (4,477)
     Increase in other current assets .....................................      (6,403)      (4,039)      (1,488)
     (Decrease) increase in accounts payable and accrued expenses .........         955      (11,402)       2,727
     (Decrease) increase in accrued interest payable ......................        (953)         432          163
     (Decrease) increase in other current liabilities .....................        (345)        (382)       2,350
     Increase (decrease) in deferred revenue ..............................       2,281        2,261          (80)
     Increase in income taxes payable .....................................       2,103        5,028           --
     Increase in accrued income taxes long-term ...........................          --       17,044       18,340
     Other ................................................................         620          107          465
                                                                              ---------    ---------    ---------
       Total adjustments ..................................................      56,800       34,699       64,371
                                                                              ---------    ---------    ---------
       Net cash provided by operating activities ..........................      67,745       63,075       74,591
                                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................................     (18,620)     (27,218)     (24,575)
Proceeds from sale of equity investment in other cellular properties ......      15,419           --           --
Purchase of available-for-sale securities .................................     (14,315)     (59,556)      (7,718)
Proceeds from sale of available-for-sale securities .......................      36,119       42,045       21,435
Purchase of additional minority interests in majority owned Company systems      (8,223)        (553)      (7,732)
Purchase of minority equity interests in other cellular properties ........          --           --      (11,810)
Other .....................................................................           1          792        2,654
                                                                              ---------    ---------    ---------
       Net cash provided by (used in) by investing activities .............      10,381      (44,490)     (27,746)
                                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs ............................................          --           --         (789)
Repurchase of Company's common stock ......................................     (13,583)     (32,584)     (57,055)
Exercise of employee stock options and warrants ...........................       1,196          476          231
                                                                              ---------    ---------    ---------
       Net cash used in financing activities ..............................     (12,387)     (32,108)     (57,613)
                                                                              ---------    ---------    ---------
       Net increase (decrease) in cash and cash equivalents ...............      65,739      (13,523)     (10,768)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................     180,708      194,231      204,999
                                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................   $ 246,447    $ 180,708    $ 194,231
                                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                       ($ AND SHARE AMOUNTS IN THOUSANDS)

                                                                                                 Accumulated
                                                                                                      other
                                                            Common Stock            Additional       compre-
                                                               Class A               paid-in        hensive       Retained
                                                           Shares         Value      capital     income (loss)    earnings
                                                           ------         -----      -------     -------------    --------
BALANCE, DECEMBER 31, 1998 .........................       21,715           218        (5,869)        2,836         7,194

Stock splits and stock dividend ....................       14,663           147          (147)           --            --
Issue of warrants from $105M debt redeemed in 1998 .        2,347            23           (23)           --            --
Change in unrealized gain on marketable equity
   securities, net of tax effect ...................           --            --            --        (1,545)           --
Purchase and retirement of treasury stock ..........       (3,544)          (35)      (57,020)           --            --
Exercise of stock options and warrants .............          462             5           226            --            --
Other ..............................................           56            --           686            --            --
Conversion of Class A and Class B preferred stock to
   common stock ....................................        3,725            37        67,938            --            --
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...           --            --            --            --            --
Conversion of PIK notes, net .......................       17,245           172       211,319            --            --
Tax benefit from the exercise of stock options .....           --            --         2,786            --            --
Net income .........................................           --            --            --            --        10,220
                                                         --------    ----------    ----------    ----------    ----------
BALANCE, DECEMBER 31, 1999 .........................       56,669           567       219,896         1,291        17,414

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................           --            --            --        (1,748)           --
Purchase and retirement of treasury stock ..........       (1,495)          (15)      (32,569)           --            --
Exercise of stock options ..........................          279             3           473            --            --
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...           --            --            --            --            --
Tax benefit from the exercise of stock options .....           --            --         1,253            --            --
Net income .........................................           --            --            --            --        28,376
                                                         --------    ----------    ----------    ----------    ----------
BALANCE, DECEMBER 31, 2000 .........................       55,453           555       189,053          (457)       45,790

Change in unrealized loss on marketable equity
   securities, net of tax effect ...................           --            --            --           328            --
Purchase and retirement of treasury stock ..........         (754)           (7)      (13,576)           --            --
Exercise of stock options ..........................          186             2         1,195            --            --
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...           --            --            --            --            --
Tax benefit from the exercise of stock options .....           --            --           494            --            --
Net income .........................................           --            --            --            --        10,945
                                                         --------    ----------    ----------    ----------    ----------
BALANCE, DECEMBER 31, 2001 .........................       54,885    $      550    $  177,166    $     (129)   $   56,735
                                                         ========    ==========    ==========    ==========    ==========

                                                                       Total
                                                                       share-
                                                       Unearned        holders'
                                                     Compensation      Equity
                                                     ------------    ----------
BALANCE, DECEMBER 31, 1998 .........................           --         4,379

Stock splits and stock dividend ....................           --            --
Issue of warrants from $105M debt redeemed in 1998 .           --            --
Change in unrealized gain on marketable equity
   securities, net of tax effect ...................           --        (1,545)
Purchase and retirement of treasury stock ..........           --       (57,055)
Exercise of stock options and warrants .............           --           231
Other ..............................................           --           686
Conversion of Class A and Class B preferred stock to
   common stock ....................................   $  (67,951)           24
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...        1,973         1,973
Conversion of PIK notes, net .......................           --       211,491
Tax benefit from the exercise of stock options .....           --         2,786
Net income .........................................           --        10,220
                                                       ----------    ----------
BALANCE, DECEMBER 31, 1999 .........................      (65,978)      173,190

Change in unrealized gain on marketable equity
   securities, net of tax effect ...................           --        (1,748)
Purchase and retirement of treasury stock ..........           --       (32,584)
Exercise of stock options ..........................           --           476
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...        3,649         3,649
Tax benefit from the exercise of stock options .....           --         1,253
Net income .........................................           --        28,376
                                                       ----------    ----------
BALANCE, DECEMBER 31, 2000 .........................      (62,329)      172,612

Change in unrealized loss on marketable equity
   securities, net of tax effect ...................           --           328
Purchase and retirement of treasury stock ..........                    (13,583)
Exercise of stock options ..........................           --         1,197
Deferred compensation expense associated with the
   conversion of preferred stock to common stock ...        3,649         3,649
Tax benefit from the exercise of stock options .....           --           494
Net income .........................................           --        10,945
                                                       ----------    ----------
BALANCE, DECEMBER 31, 2001 .........................   $  (58,680)   $  175,642
                                                       ==========    ==========

          Seefaccompanying notes to consolidated financial statements.

               PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACQUISITION

      Price Communications Corporation ("Price" or the "Company") owns 100% of Price Communications Cellular, Inc., which owns 100% of Price Communications Cellular Holdings, Inc. ("Holdings"), which owns 100% of Price Communications Wireless, Inc. ("PCW"). The Company has total ownership in corporations and partnerships which operate the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas ("MSA") in four states: Florida (one), Georgia
(five), Alabama (two), and South Carolina (one). The Company owns and operates eight non-wireline cellular telephone systems in Rural Service Areas ("RSA") in Georgia (seven) and Alabama (one).

2. AGREEMENT TO CONTRIBUTE BUSINESS OF PRICE COMMUNICATIONS WIRELESS

      On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership"), subject to shareholder approval, in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "contribution transaction"). New Limited Partnership will assume certain liabilities of PCW relating to the contributed business (including such liabilities as arise under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). The Company expects to account for the Preferred Exchangeable Interest by applying the equity method of accounting.

      If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the contribution transaction, the Company may elect to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period immediately following the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the contribution transaction. Any such exchange will require the approval of the shareholders of PCC.

      If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the contribution transaction or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock. The timing of such exchange will depend upon the circumstances but in no event will it occur after the tenth anniversary of the contribution transaction.

      In addition, in certain circumstances (including a change in control of the Company or a transfer of the Preferred Exchangeable Interest to a secured creditor of the Company), Verizon Communications will have the right to cause an exchange of the Preferred Exchangeable Interest into Verizon Communications common stock, whether or not an initial public offering of Verizon Wireless common stock has occurred.

      The amount of PCW's initial capital account in the partnership will be approximately $1.15 billion, subject to certain adjustments as defined in the Transaction Agreement. Pursuant to the partnership agreement of New Limited Partnership, any profits of New Limited Partnership will be allocated to PCW's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness of New Limited Partnership) and it is currently expected that the maximum preferred return after such adjustment will be approximately 3.6% per annum accreted quarterly on the weighted daily average balance of PCW's capital account (for a maximum period of four years). Any losses incurred by New Limited Partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. With respect to each quarter ending after the second anniversary of the contribution transaction, New Limited Partnership will distribute to PCW an amount in cash equal to 50% of PCW's share of any profits of New Limited Partnership. These distributions will reduce PCW's capital account in New Limited Partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

      The Company expects to account for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the PCC balance sheet will equal the credit in the capital account on the partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return. Future cash distributions will reduce the investment balance.

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

      FINANCIAL INSTRUMENTS

      At December 31, 2001 and 2000, substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities". Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

      The Company sells put and call options, some of which are for the Company's own common stock. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets with changes in fair values recorded as part of Other income. As at December 31, 2001, there were no unsettled contracts outstanding.

      INVENTORY

      Inventory, consisting primarily of cellular handsets and telephone accessories, is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      REVENUE RECOGNITION

      Service revenue from cellular operations for prepaid and post paid customers includes local subscriber revenue and outcollect roaming revenue.

      In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue is recognized when the airtime is utilized and activation revenue is recognized over the estimated life of the subscriber's contract or the expected term of the customers relationship, whichever is longer. In addition, the financial statements for the years ended December 31, 2001 and 2000, include a deferral of unearned revenue, and for the year ended December 31, 2000, a cumulative catch up adjustment representing the effect of the application of SAB 101 on prior years. Local subscriber revenue is earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue is billed one month in advance and is recognized when earned. Postpaid airtime revenue is recognized when the service is rendered.

      Outcollect roaming revenue represents revenue earned for usage of its cellular network by subscribers of other cellular carriers. Outcollect roaming revenue is recognized when the services are rendered.

      Equipment sales and installation revenues are recognized upon delivery to the customer or installation of the equipment.

      COST TO ADD A SUBSCRIBER

      The cost to add a subscriber which consists principally of the net loss on the sale of equipment, as well as commissions, is recognized at the time the subscriber starts to receive cellular service. Both commissions and the loss on the sale of handsets, which represent a separate earnings process, are expensed in the same month that the subscriber commences using the Company's system.

      OPERATING EXPENSES - ENGINEERING, TECHNICAL AND OTHER DIRECT

      Engineering, technical and other direct operating expenses represent certain costs of providing cellular telephone services to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of the Company's subscribers using cellular networks of other cellular carriers. Incollect roaming revenue, billed to the Company's subscribers, is netted against the incollect roaming expense to determine net incollect roaming expense or net revenue.

      PER SHARE DATA

      Basic earnings per share exclude the dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period. The only difference between basic and diluted earnings per share for the Company is the effect of dilutive stock options and warrants.

      The following table reconciles the number of shares used in the earnings per share calculations:

DILUTED AVERAGE COMMON SHARES COMPUTATION                        2001     2000     1999
-----------------------------------------                        ----     ----     ----
Basic average common shares outstanding .....................   55,061   56,013   46,334
Dilutive potential common shares - options and warrants .....      354      518    1,161
                                                                ------   ------   ------
Diluted Average Common Shares ...............................   55,415   56,531   47,495
Options excluded from the computation of earnings per
    share - diluted since option exercise price was greater
    than the market price of the common shares for the period      442       69      N/A

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

      RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement established accounting and reporting standards that require all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as an asset or a liability and measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not have any derivative instruments. Therefore the adoption of SFAS No. 133 did not have any impact on the Company.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 will be adopted by PCW on January 1, 2002. The Company does not have any goodwill recorded in its consolidated financial statements and therefore does not believe the adoption of SFAS No. 142 will have any effect on its financial position or results of operations. However, PCW does have a significant intangible asset in the form of cellular licenses. PCW believes its cellular licenses qualify as indefinite life intangibles as defined by the Standard, and therefore will not be subject to amortization upon adoption of SFAS No. 142. Amortization expense for these licenses for the three years ended December 31, 2001, 2000 and 1999 amounted to $22.8 million, $22.8 million and $22.7 million, respectively.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for
(a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes Accounting Principle Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30") for segments of a business to be disposed of but retains APB No. 30's requirements to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Based on preliminary estimates, the Company does not believe the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

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

      As mentioned earlier, the Company has sold put and call options (including some on the Company's common stock) which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices. At December 31, 2001, there were no open put contracts outstanding.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. LONG-TERM DEBT

      Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                          ------------
                                                        ($ IN THOUSANDS)
                                                        ----------------
                                                     2001              2000
                                                     ----              ----
11 3/4% Senior Subordinated Notes ..........       $175,000(a)       $175,000(a)
9 1/8% Senior Secured Notes ................        525,000(b)        525,000(b)
                                                   --------          --------
Long-term debt .............................       $700,000          $700,000
                                                   ========          ========

(a) In July 1997, PCW issued $175.0 million of 11 3/4% Senior Subordinated Notes ("11 3/4% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11 3/4% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. The fair market value of these notes approximated $185.5 million as of December 31, 2001.

(b) In June 1998, PCW issued $525.0 million of 9 1/8% Senior Secured Notes ("9 1/8% Notes") due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9 1/8% Notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. The fair market value of these notes approximated $546.0 million as of December 31, 2001.

The aggregate maturities of long-term debt are as follows:

DECEMBER 31,

2002 to 2006 ..........................................                 $525,000
Thereafter ............................................                  175,000
                                                                        --------
                                                                        $700,000
                                                                        ========

6. INCOME TAXES

      Provision for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                     ($ IN THOUSANDS)
                                                     ----------------
                                               2001         2000         1999
                                               ----         ----         ----
Current:
    Federal .............................    $  8,207     $  4,238     $  8,868
    State and local .....................         724          645          782
                                             --------     --------     --------
                                                8,931        4,883        9,650
                                             --------     --------     --------
Deferred:
    Federal .............................      (2,939)       8,803       (3,352)
    State and local .....................        (297)       1,286         (296)
                                             --------     --------     --------
                                               (3,236)      10,089       (3,648)
                                             --------     --------     --------
Tax provision ...........................    $  5,695     $ 14,972     $  6,002
                                             ========     ========     ========

      For the years ended December 31, 2001, 2000 and 1999, the provision for income taxes differs from the amount computed by applying the federal income tax rate (34%) because of the following items:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                         ($ IN THOUSANDS)
                                                         ----------------
                                                    2001        2000      1999
                                                    ----        ----      ----
Tax at statutory federal income tax rate ......   $  5,658    $ 14,792    $5,678
State taxes, net of federal income tax benefit         499        1305       324
Non-taxable gain on sale of securities ........       (425)     (1,034)       --
Other .........................................        (37)        (91)       --
                                                  --------    --------    ------
                                                  $  5,695    $ 14,972    $6,002
                                                  ========    ========    ======

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Deferred tax assets and liabilities and the principal temporary differences from which they arise are as follows:

                                                                 DECEMBER 31,
                                                                 ------------
                                                               ($ IN THOUSANDS)
                                                               ----------------
                                                               2001       2000
                                                               ----       ----
Deferred tax assets:
    Allowance for doubtful accounts ......................   $    443   $    517
    Non-deductible accruals ..............................        122        121
    Reserve on long-term investments .....................        185        185
    Unrealized loss on marketable equity securities ......         74        268
    Deferred compensation ................................      3,430      2,080
                                                             --------   --------
      Total deferred tax assets ..........................      4,254      3,171
                                                             --------   --------
Deferred tax liabilities:
Accumulated depreciation .................................     19,994     17,942
Licenses .................................................    258,903    267,213
Deferred expenses ........................................      3,431         --
Other ....................................................        673         --
                                                             --------   --------
      Total deferred tax liabilities .....................    283,001    285,155
                                                             --------   --------
Net deferred tax liabilities .............................   $278,747   $281,984
                                                             ========   ========

7. OTHER INCOME

      Other income consists of the following:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                    ($ IN THOUSANDS)
                                                    ----------------
                                             2001         2000           1999
                                             ----         ----           ----
Gain on investments, net ............       $1,824        $6,724        $12,651
Other, net ..........................        5,333           987           (400)
                                            ------       -------       --------
                                            $7,157        $7,711        $12,251
                                            ======       =======       ========

      Other net for the year 2001 includes $4,109 for the net gain on sale of equity investment in cellular properties.

8. MINORITY INTERESTS

      The Company notified the minority interest holders in the subsidiary corporations, general partnerships and limited partnerships that held certain of the Company's cellular licenses that effective June 28 and June 30, 2001 these subsidiaries were either dissolved and/or merged into Palmer Wireless Holdings, Inc. (a wholly owned subsidiary of the Company). Pursuant to the mergers, the minority interest holders have the right to receive merger consideration totaling $16.2 million subject to appraisal rights or other remedies pursuant to applicable state law. Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings. In addition, the Company expended approximately $2.8 million for other purchases of minority interests during the current year period. The Company owns 100% of its telephone operating systems. The Company accounts for the purchase of minority interests by first eliminating that portion of the minority interest that represents the Company's proportionate liability to minority interest holders with the balance being added to the value of the appropriate license. The Company believes that if the predecessor company (Palmer Wireless) had owned 100% of the markets that it sold to the Company, the acquisition price and therefore the value of the acquired licenses would have increased.

9. SHAREHOLDERS' EQUITY

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      The following represents the various stock splits authorized by the Company's Board of Directors during the period 1999-2001 including the approximate number of shares issued. In each case, the stated par value per share of $.01 was not changed.

                       HOLDERS OF                                   NUMBER
DATE AUTHORIZED        RECORD DATE           TYPE                   OF SHARES
---------------        -----------           ----                   ---------
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

      The Company is authorized by its Board of Directors to make purchases of its common stock from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. During the three years ended December 31, 2001 the Company purchased and retired the following: 1999 3.5 million shares at an average cost of $16.10 per share; 2000 1.5 million at an average cost of $21.80 per share; 2001 754,000 at an average cost of $18.01.

      In August 1997, in connection with the issuance by a subsidiary of the Company of the 13 1/2% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share. The Warrants expire on August 1, 2007. As of December 31, 2001, approximately 37,200 warrants remain unexercised, which are convertible into approximately 238,000 shares of the Company's common stock.

      In June 1999, the Company allowed the conversion of the outstanding indebtedness of Holdings into the Company's common stock. According to the indenture, in the event the daily high price of the Company's common stock equaled or exceeded 115% of the Exchange Price for 10 out of 15 consecutive trading days, the Company could convert Holdings' $200 million 11 1/4% Senior Exchangeable Payable-in-Kind Notes plus accrued interest. The terms of the indenture were met and the Company issued 17.2 million shares of its common stock in exchange for Holdings' Notes which included $20.7 million of accrued interest to the date of conversion.

10. REDEEMABLE PREFERRED STOCK

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

Accordingly, included in the Consolidated Statement of Operations for the three years ended December 31, 2001 are charges of $3.6 million for 2001 and 2000 and $2.0 million for 1999. Included as an offset to shareholders' equity is the remaining unamortized unearned compensation related to the conversions of the Class B and Class A Preferred Stock.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. STOCK OPTION PLAN

      The Company has a long-term incentive plan (the "1992 Long-Term Incentive Plan"), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long-Term Incentive Plan is 7,451,117. The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years.

      In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% in all years; risk free interest rate of 6.5% in 2001, 7.5% in 2000 and 6.5% and 5.7%, in 1999 respectively; and an expected life of 7 years for all years. Expected volatility was assumed to be 26.9%, 44.6%, and 49.0% in 2001, 2000 and 1999, respectively.

      A summary of plan transactions is presented in the table below:

                                                            WEIGHTED       WEIGHTED
                                            NUMBER OF       AVERAGE         AVERAGE
                                             SHARES      EXERCISE PRICE   FAIR VALUE
                                             ------      --------------   ----------
Outstanding at December 31, 1998 .....      1,676,874      $   1.68
    Granted ..........................        249,115      $  10.34       $     6.15
    Exercised ........................       (784,542)     $   1.62
    Canceled .........................       (500,971)     $   2.13
                                            ---------
Outstanding at December 31, 1999 .....        640,476      $   1.68
    Granted ..........................        145,000      $  23.02       $    13.51
    Exercised ........................       (284,749)     $   2.17
    Canceled .........................        (32,153)     $  13.28
                                            ---------
Outstanding at December 31, 2000 .....        468,575      $  11.68
    Granted ..........................        472,000      $  30.01       $     4.41
    Exercised ........................       (185,601)     $   6.45
    Canceled .........................        (25,100)     $  20.85
                                            ---------
Outstanding at December 31, 2001 .....        729,874      $  24.54
                                            =========

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                                          WEIGHTED
                                                                         NUMBER            AVERAGE          NUMBER
                                                                       OUTSTANDING        REMAINING       EXERCISABLE
     EXERCISE PRICE                                                    AT 12/31/01          LIFE          AT 12/31/01
     --------------                                                    -----------      ------------      -----------
     $ 1.64...................................................            45,833           6 years           45,833
     $ 3.96...................................................            22,969           6 years           22,969
     $ 8.02...................................................            24,609           6 years           24,609
     $ 9.05...................................................             6,563           7 years            6,563
     $13.90...................................................            29,400           7 years               --
     $15.20...................................................            10,500           7 years               --
     $21.00...................................................            21,000           8 years               --
     $25.56...................................................            61,000           8 years               --
     $20.75...................................................            31,000           8 years               --
     $23.31...................................................             5,000           8 years               --
     $18.50...................................................            22,000           9 years               --
     $19.11...................................................            50,000           9 years               --
     $31.00...................................................           200,000           9 years               --
     $33.00...................................................           200,000           9 years               --
                                                                         -------
                                                                         729,874
                                                                         =======

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense is recognized. Had the fair value method of accounting been applied, the proforma net income would be as follows:

                                                                        ($ IN THOUSANDS)
                                                                   2001        2000        1999
                                                                   ----        ----        ----
Net income as reported .....................................     $10,945     $28,376     $10,220
Estimated fair value of the year's net option grants, net of
    forfeitures and taxes ..................................       1,242         868         861
                                                                 -------     -------     -------
Proforma net income ........................................     $ 9,703     $27,508     $ 9,359
                                                                 =======     =======     =======
Porforma basic earnings per share ..........................     $   .18     $   .49     $   .20
Porforma diluted earnings per share ........................     $   .18     $   .49     $   .20

12. RELATED PARTY TRANSACTIONS

      PCW is a party to an agreement with H.O. Systems, Inc. under which H.O. Systems provides billing and management information services to PCW, and in respect of which PCW made payments to H.O. Systems during the year ended December 31, 2001 aggregating approximately $8.5 million. A director of the Company, and two adult children of the Chairman and CEO of the Company (and trusts for their children) held indirect equity positions in H.O. Systems. Such director and one of such adult children served as officers and directors of H.O. Systems. Such adult child resigned from such positions in November 2001 and in February 2002, H.O. Systems was sold to an unrelated third party. The Company continues to use the services provided by H.O. Systems.

13. COMMITMENTS AND CONTINGENCIES

      The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

      The Company and its subsidiaries lease a variety of assets used in their operations, including office space. Renewal options are available in the majority of leases. The following is a schedule of the Company's minimum rental commitment for operating leases of real and personal property for each of the five years subsequent to 2001 and in the aggregate.

     Year ending December 31,:                             ($ IN THOUSANDS)
             2002.......................................       $ 5,919
             2003.......................................         4,802
             2004.......................................         3,561
             2005.......................................         2,283
             2006.......................................           916
             Thereafter.................................           704
                                                               -------
                                                               $18,185
                                                               ========

      Rental expense, net of sublease income, for operating leases was approximately $5.7 million, $5.2 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

14. SUPPLEMENTAL CASH FLOW INFORMATION

      The following is supplemental disclosure cash flow information for the years ended December 31, 2001, 2000 and 1999.

                                                   ($ IN THOUSANDS)
                                            2001         2000         1999
                                            ----         ----         ----
Cash paid for:
     Income taxes ....................     $ 6,390      $ 2,031     $   280
     Interest ........................     $68,469      $68,469     $68,469

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                               ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                       FIRST       SECOND        THIRD       FOURTH
                                      QUARTER      QUARTER      QUARTER      QUARTER         TOTAL
                                      -------      -------      -------      -------         -----
Year Ended December 31, 2000
      Total revenue (a) .........     $ 65,355     $ 69,759     $ 68,766     $ 66,628      $270,508
      Operating income (a) ......       21,287       26,048       24,064       25,489        96,888
      Net income ................        5,600        7,709        7,862        7,204        28,376
      Net income per share:
           Basic ................          .10         0.14         0.14         0.13          0.51
      Net income per share:
           Diluted ..............          .10         0.14         0.14         0.12          0.50

Year Ended December 31, 2001
      Total revenue .............     $ 65,719     $ 66,246     $ 65,865     $ 65,718      $263,548
      Operating income ..........       18,793       18,479       18,701       15,389        71,362
      Net income ................        1,466        5,412        4,330         (263)       10,945
      Net income per share:
           Basic ................         0.03         0.10         0.08        (0.01)         0.20
      Net income per share:
           Diluted ..............         0.03         0.10         0.08        (0.01)         0.20

(a)   Prior quarters restated due to adoption of Staff Accounting Bulletin No.
      101.

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                ($ IN THOUSANDS)

                                                           2001         2000
                                                           ----         ----
ASSETS:

Cash and cash equivalents ..........................     $ 34,232     $ 10,641
Available for sale securities ......................          906       23,517
Deferred income taxes ..............................          259          453
Prepaid expenses and other current assets ..........           --           12
                                                         --------     --------
     Total current assets ..........................       35,397       34,623
Investments in and receivables from subsidiaries* ..      147,520      137,844
Deferred income taxes ..............................        2,757        2,080
Other Assets .......................................        3,542       15,473
                                                         --------     --------
                                                         $189,216     $190,020
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses ..............     $    649     $    755
Other current liabilities ..........................       12,923       16,653
                                                         --------     --------
     Total current liabilities .....................       13,572       17,408
Shareholders' equity ...............................      175,644      172,612
                                                         --------     --------
                                                         $189,216     $190,020
                                                         ========     ========

*     Eliminated in consolidation

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                      2001          2000          1999
                                                                      ----          ----          ----
Corporate expenses ............................................     $ (2,471)     $ (2,849)     $ (4,493)
Non-cash compensation .........................................       (3,649)       (3,649)       (1,973)
Other income (expense) ........................................        5,171           913          (494)
Interest income ...............................................          744         1,702         1,563
Interest expense ..............................................          (60)          (17)          (19)
Depreciation and amortization .................................           --           (11)          (56)
Net gain on security transactions .............................        1,824         6,724        12,651
Income of unconsolidated subsidiaries .........................        9,501        25,479         5,697
                                                                    --------      --------      --------
     Income before income taxes ...............................       11,060        28,292        12,876
Income tax (expense) benefit ..................................         (115)           84        (2,656)
                                                                    --------      --------      --------
     Net income ...............................................       10,945        28,376        10,220
Other comprehensive income, net of tax:
     Unrealized gains (losses) on available for sale securities          (61)         (457)        1,291
     Reclassification adjustment ..............................          389        (1,291)       (2,832)
                                                                    --------      --------      --------
Comprehensive income ..........................................     $ 11,273      $ 26,628      $  8,679
                                                                    ========      ========      ========

Per share data:
     Basic earnings per share .................................     $    .20      $    .51      $    .22
     Diluted earnings per share ...............................     $    .20      $    .50      $    .22

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                2001          2000          1999
                                                                                ----          ----          ----
Cash flows from operating activities:
     Net income .........................................................     $ 10,945      $ 28,376      $ 10,220
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
     Depreciation and amortization ......................................           --            11            56
     Income of unconsolidated subsidiaries ..............................       (9,501)      (25,479)       (5,697)
     Non-cash compensation ..............................................        3,649         3,649         1,973
     Deferred income taxes ..............................................         (677)       (3,291)          758
     Decrease in prepaid expenses and other assets ......................          632            12           207
     (Decrease) increase in accounts payable and accrued expenses .......         (206)         (730)          887
     (Decrease) increase in other liabilities ...........................          (25)        5,200         6,622
     Gain on available for sale of securities ...........................       (1,780)       (6,724)      (12,651)
     Gain on sale of equity investment in other cellular properties (net)       (4,109)           --            --
                                                                                --------    --------      --------


         Total adjustments ..............................................      (12,017)      (27,352)       (7,845)
                                                                              --------      --------      --------
         Net cash (used in) provided by operating activities ............       (1,072)        1,024         2,375
                                                                              --------      --------      --------
Cash flows from investing activities:
     Sale of available for sale securities ..............................       36,119        42,045        21,435
     Purchase of available for sale securities ..........................      (14,315)      (59,556)       (7,718)
     Sale of equity investment in other cellular properties (net) .......       15,419            --            --
     Purchase of investment in other cellular operations ................           --            --       (11,810)
     Other ..............................................................           --        (3,000)           --
     Advances (to) from subsidiaries ....................................         (175)        1,231           178
                                                                              --------      --------      --------
         Net cash provided by (used in) investing activities ............       37,048       (19,280)        2,085
                                                                              --------      --------      --------
Cash flows from financing activities:
     Cash transferred from PCH including cash used by PCC during
         the year .......................................................           --            --        86,588
     Dividend received from Company's subsidiary ........................           --        10,000            --
     Repurchase of Company's common stock ...............................      (13,583)      (32,584)      (57,055)
     Proceeds from exercise of employee stock options and warrants ......        1,198           477           230
                                                                              --------      --------      --------
         Net cash (used in) provided by financing activities ............      (12,385)      (22,107)       29,763
                                                                              --------      --------      --------
Net increase (decrease) in cash and cash equivalents ....................       23,591       (40,363)       34,223
Cash and cash equivalents at beginning of year ..........................       10,641        51,004        16,781
                                                                              --------      --------      --------
Cash and cash equivalents at end of year ................................     $ 34,232      $ 10,641      $ 51,004
                                                                              ========      ========      ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Income taxes, net of refunds ...................................     $    (23)     $  1,115      $     --
                                                                              ========      ========      ========
         Interest .......................................................     $     60      $     --      $     --
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

      Certain reclassifications have been made to the 2000 and 1999 Financial Statements to conform to the 2001 presentation.

2. ACQUISITION

      In May 1997, the Company, through a wholly-owned indirect subsidiary, entered into an agreement to acquire Palmer Wireless, Inc. The transaction was consummated on October 6, 1997. See Note 1 of Notes to Consolidated Financial Statements.

3. AGREEMENT TO CONTRIBUTE BUSINESS OF PRICE COMMUNICATIONS WIRELESS

      On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership"), subject to shareholder approval, in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "contribution transaction"). New Limited Partnership will assume certain liabilities of PCW relating to the contributed business (including such liabilities as arise under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). The Company expects to account for the Preferred Exchangeable Interest by applying the equity method of accounting.

      If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the contribution transaction, the Company may elect to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period immediately following the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the contribution transaction. Any such exchange will require the approval of the shareholders of PCC.

      If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the contribution transaction or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock. The timing of such exchange will depend upon the circumstances but in no event will it occur after the tenth anniversary of the contribution transaction.

      In addition, in certain circumstances (including a change in control of the Company or a transfer of the Preferred Exchangeable Interest to a secured creditor of the Company), Verizon Communications will have the right to cause an exchange of the Preferred Exchangeable Interest into Verizon Communications common stock, whether or not an initial public offering of Verizon Wireless common stock has occurred.

      The amount of PCW's initial capital account in the partnership will be approximately $1.15 billion, subject to certain adjustments as defined in the Transaction Agreement. Pursuant to the partnership agreement of New Limited Partnership, any profits of New Limited Partnership will be allocated to PCW's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness of New Limited Partnership) and it is currently expected that the maximum preferred return after such adjustment will be approximately 3.6% per annum accreted quarterly on the weighted daily average balance of PCW's capital account (for a maximum period of four years). Any losses incurred by New Limited Partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. With respect to each quarter ending after the second anniversary of the contribution transaction, New Limited Partnership will distribute to PCW an amount in cash equal to 50% of PCW's share of any profits of New Limited Partnership. These distributions will reduce PCW's capital account in New Limited Partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

      The Company expects to account for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the PCC balance sheet will equal the credit in the capital account on the partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return. Future cash distributions will reduce the investment balance.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                ($ IN THOUSANDS)

                                                                BALANCE AT ADDITIONS   DEDUCTIONS    BALANCE
                                                                BEGINNING  CHARGED TO     NET OF       AT END
DESCRIPTION                                                     OF PERIOD  EXPENSES    RECOVERIES   OF PERIOD
-----------                                                     ---------  --------    -----------  ---------
For the year ended December 31, 2001:
     Allowance for doubtful accounts.......................      $1,396     $10,741     $(10,941)     $1,196
For the year ended December 31, 2000:
     Allowance for doubtful accounts.......................      $2,003     $ 4,395     $ (5,002)     $1,396
For the year ended December 31, 1999:
     Allowance for doubtful accounts.......................      $1,596     $ 6,303     $ (5,896)     $2,003

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 AND 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           PRICE COMMUNICATIONS CORPORATION


                                           By:  /s/ ROBERT PRICE
                                              ---------------------------
                                                    ROBERT PRICE,
                                               CHIEF EXECUTIVE OFFICER

Dated: March 27, 2002

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

            SIGNATURE                      TITLE                       DATE
            ---------                      -----                       ----

BY:     /s/ ROBERT PRICE          Director, Chief Executive       March 27, 2002
   ---------------------------    Officer and Treasurer
            Robert Price          (Principal Executive Officer)

BY:   /s/ STUART B. ROSENSTEIN    Director                        March 27, 2002
   ---------------------------
       Stuart B. Rosenstein

BY:   /s/ ROBERT F. ELLSWORTH     Director                        March 27, 2002
   ---------------------------
        Robert F. Ellsworth

BY:   /s/ KIM I. PRESSMAN         Director, Executive Vice        March 27, 2002
   ---------------------------    President and Chief
          Kim I. Pressman         Financial Officer

BY:    /s/ JOHN DEARDOURFF        Director                        March 27, 2002
   ----------------------------
           John Deardourff

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

EXHIBIT
NO.                                DESCRIPTION
---

 10.6 Amendment dated April 7, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

 10.7 Amendment dated June 19, 1997 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

 10.8 Amendment dated June 11, 1998 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by reference to Registrant's Form 8-K filed to report on event on August 11, 1998

10.9 Transaction Agreement dated as of November 14, 2000 among Registrant, Price Communications Cellular Inc., Holdings, Wireless, Verizon Wireless, Inc. ("Verizon"), Cellco Partnership ("Cellco") and VWI Acquisition Corporation ("VWI")

10.10 Transaction Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

10.11 Agreement of Limited Partnership of Verizon Wireless of the East LP among Verizon Wireless of Georgia LLC, Cellco Sub and Price Communications Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

10.12 Exchange Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

10.13 Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

10.14 Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., and Verizon Communications Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

10.15 Pledge Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership, Verizon Communications, Inc., and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

10.16 Amended and Restated Voting Agreement dated as of December 18, 2001 among Robert Price, Kim Pressman, Cellco Partnership, Verizon Wireless of the East LP and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

 21.1    Subsidiaries of Registrant

 23.1    Consent of Public Accountants

 99.0    Arthur Andersen's representation