Form 10-K/A
period 2001-12-31
PRICE COMMUNICATIONS CORP
filed 2002-04-30
CIK 355787

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

                               ------------------
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 2001 or
| | Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

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

     Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange ("NYSE") on March 15, 2002 approximated $732.6 million.

The number of shares outstanding of the Company's common stock as of March 15, 2002 was 54,663,058.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     None.
================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the directors and executive officers of the Company and certain executive officers of Price Communications Wireless, Inc. ("PCW"):

NAME                                                AGE                          OFFICE
Robert Price................................        69        Director, President, Chief Executive Officer, and
                                                              Treasurer
Michael N. Bruno............................        33        President of PCW
John Deardourff (1).........................        68        Director
Robert F. Ellsworth.........................        75        Director
Ellen Strahs Fader..........................        49        Former Senior Vice President and Secretary
Kim I. Pressman.............................        45        Director, Executive Vice President, Chief Financial
                                                              Officer, Assistant Treasurer, and Secretary
Stuart B. Rosenstein........................        41        Director
Dennis W. Stone (2).........................        43        Former President of PCW

(1) Mr. Deardourff was elected as director effective July 7, 2001 to fill the vacancy created on the board as a result of the death of George H. Cadgene.

(2) Mr. Stone terminated his employment with PCW and resigned as President of PCW in September 2001.

     The following is a biographical summary of the experience of the Company's executive officers and directors, and the executive officers of PCW named above.

     Robert Price has served concurrently as a Director and the Chief Executive Officer and President of the Company since 1979, has served as Treasurer of the Company since 1990, and has been a Director of Price Communications Wireless Holdings, Inc. ("Holdings") and PCW since 1997. Mr. Price was a Director of PriCellular Corporation ("PriCellular") from 1990 until it was acquired by American Cellular Corporation in June 1998. Mr. Price was the President and Assistant Treasurer of PriCellular from 1990 until May 1997 and served as Chairman of PriCellular from May 1997 until June 1998. Mr. Price, an attorney, is a former General Partner of Lazard Freres & Co. He has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. After leaving public office, Mr. Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Mr. Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Mr. Price has served as the Representative of the Majority Leader and President Pro Tem of the New York Senate and as a member of the Board of Directors of the Municipal Assistance Corporation for the City of New York. Mr. Price has also served as a trustee of the City University of New York. Since April 2001, he has been commissioner of the New York State Commission of Investigations. Mr. Price is a Director and president of TLM Corporation.

     Michael N. Bruno joined PCW in September 1998 as Corporate Consultant and was promoted to Executive Vice President in November 1998. Mr. Bruno was promoted to President of PCW in October 2001. Previously, he was employed by PriCellular Corporation as Vice President and General Manager of certain Ohio and New York properties from 1995 to 1998. From 1993 to 1995, he was a Sales Manager for Sterling Cellular Corporation in its Ohio-9 RSA. He attended the State University of New York at Albany where he received a Bachelor of Science degree in Business Administration.

     John Deardourff is currently an officer and director of the E.V.A. Corporation, a privately-held medical device company in Bethesda, Maryland. A founding partner of Bailey, Deardourff & Associates, a leading political advertising, consulting, and polling firm in suburban Washington D.C.. Mr. Deardourff co-ran the organization from 1967 until his retirement last year. From 1961 to 1967, he served on the staff of New York Governor Nelson A. Rockefeller. He is director of The Children's Defense Fund, The League of Conservation Voters and The National Environmental Trust and former trustee of The Phillips Collection and resides in McLean, Virginia.

     Robert F. Ellsworth has been a director of the Company since 1981. He is Chairman of Hamilton Apex Technology Ventures LP of San Diego, a venture capital firm and Managing Director of The Hamilton Group, LLC, a private venture group. From 1974 to 1977 he served as an Assistant Secretary and then Deputy Secretary of Defense. He was a General Partner of Lazard Freres & Co. from 1971 to 1974, and served in the United States House of Representatives from 1961 to 1967. His professional affiliations include the International Institute for Strategic Studies, London; Atlantic Council of the United States, Washington, D.C., The Council on Foreign Relations, New York; and the American Council on Germany, New York.

     Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Ms. Pressman was elected to the Board of Directors in August of 2000 and was elected Executive Vice President & Chief Financial Officer in May 1998. Ms. Pressman was elected Secretary in April 2002. Before first assuming the office of Secretary in October 1994 (in which she served until August 1997 and again from February 1998 to February 2000), Ms. Pressman was Vice President and Treasurer of the Company from November 1987 to December 1989, and Senior Vice President of the Company from January 1990 to September 1994. She was also Secretary of the Company from July 1989 to February 1990. Ms. Pressman was Vice President-Broadcasting and Vice President, Controller, and Assistant Treasurer of the Company from 1984 to October 1987. Ms. Pressman served as a Director of TLM Corporation, Fairmont Communications Corporation, and NTG, Inc. Prior to joining the Company in 1984, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting, a division of Dun & Bradstreet Company, a large group owner of broadcasting stations. Until June 1998, she served as a Director, Vice President and Secretary of PriCellular for more than five years.

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

     Dennis Stone joined Price Wireless in August 1998 as Vice President and General Manager of Price Wireless' Columbus, GA MSA. He was promoted to President of Price Communications Wireless in November 1998. Prior to joining Price Communications Wireless, he was employed by PriCellular Corporation beginning in July 1991. He attended the University of Texas at Tyler. Mr. Stone terminated his employment with Price Wireless and resigned as President of Price Communications Wireless in September 2001 to pursue other business interests.

     Ellen Strahs Fader rejoined the Company in February, 2000 and was previously employed by the Company from 1981 to 1989. From 1989 until 1994, she was employed by Osborn Communications, a publicly-held media company, as Senior Vice President, Corporate Affairs. From 1994 through 1998, Ms. Fader served as Vice President, Investor Relations at Katz Media Group, a leading media representation firm. She also served as Vice President, Investor Relations for Metromedia Company's three publicly-held portfolio companies, Metromedia Fiber Network, Metromedia International Group and Big City Radio throughout 1999, at which time she returned to Price Communications. Ms. Fader served as Director of Telemation, Inc., a video production company, and Fairmont Communications Corporation, an owner and operator of major market radio stations, as a member of the Advisory Board of American Women in Radio and Television and is a member of the National Investor Relations Institute. She is a graduate of Fordham University and State University of New York. Ms. Fader terminated her employment with the Company and resigned as Senior Vice President and Secretary as of March 31, 2002.

ITEM 11.  DIRECTORS AND EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION

     Directors are compensated for their reasonable travel and related expenses in attending the Company's in-person board of directors or committee meetings, and directors who are not officers or employees receive fees of $25,000 per annum, and also received a bonus of $100,000 for 2001, $20,000 for 1999, and $15,000 for 1998 due to the significant demands made on such directors during such year.

EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid to the executive officers of the Company for the three years ended December 31, 2001 and compensation paid to the named executive officers of PCW for the three years ended December 31, 2001.

                                                         ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                                         -------------------            ----------------------

                                                                                      SECURITIES
              NAME AND                                                                UNDERLYING       ALL OTHER
         PRINCIPAL POSITION                        YEAR     SALARY ($)    BONUS ($)   OPTIONS (1)    COMPENSATION(5)
Robert Price,                                      2001      $600,000     $525,000      200,000             ---
Chief Executive Officer, President,                2000      $600,000     $250,000          ---             ---
     and Treasurer                                 1999      $586,200     $500,000          ---             ---

Kim I. Pressman,                                   2001      $183,333     $425,000      200,000             ---
Executive Vice President, Chief                    2000      $150,000     $125,000       10,000             ---
     Financial Officer, and Secretary (2)          1999      $185,000     $350,000       24,609             ---

Ellen S. Fader,                                    2001      $141,667      $55,000       20,000             ---
Former Senior Vice President & Secretary (3)       2000      $100,000      $55,000       30,000             ---

Dennis Stone,                                      2001      $122,307      $85,000          ---         $85,384
Former President , PCW (4)                         2000      $170,000     $102,500       10,000          $5,376
                                                   1999      $146,500     $183,500       43,313          $4,200

Michael N. Bruno,                                  2001      $161,538      $95,000       10,000          $4,200
President, PCW                                     2000      $150,000     $107,500        5,000          $4,200
                                                   1999      $135,000     $183,500       38,063          $4,387

-----------------

(1) Gives effect to five-for-four stock splits of the Company's common stock, in the form of a stock dividend, paid on January 25, 1999 and May 4, 1999, and a five percent stock dividend paid on August 26, 1999.
(2)      Ms. Pressman was elected Secretary of the Company in April 2002.
(3) Ms. Fader terminated her employment with the Company and resigned as Senior Vice President and Secretary, as of March 31, 2002. Upon termination of her employment, Ms. Fader was paid a $225,000 severance payment.
(4) Mr. Stone terminated his employment with PCW and resigned as President of PCW in September 2001. Upon termination of his employment, Mr. Stone was paid a $75,000 severance payment.
(5) The fiscal 2001 amount shown for Mr. Stone includes a $75,000 severance payment, $4,615.40 in vehicle allowances and $5,769.23 of unused vacation paid with the severance payment. The fiscal 2000 and 1999 amounts shown for Mr. Stone represent vehicle allowances. Fiscal 2001, 2000, and 1999 amounts shown for Mr. Bruno represent vehicle allowances.

STOCK OPTIONS

The following table reflects the number of options for shares of the Company's common stock subject to options granted under the Company's 1992 Long Term Incentive Plan (the "LTIP") during the year ended December 31, 2001 to executive officers of the Company and the named executive officers of PCW.

                              OPTION GRANTS IN LAST FISCAL YEAR

                       NUMBER OF
                       SECURITIES         % OF TOTAL                                          POTENTIAL REALIZED VALUE
                       UNDERLYING         OPTIONS GRANTED                                     AT ASSUMED ANNUAL RATES OF
                       OPTIONS            TO EMPLOYEES IN   EXERCISE                          STOCK PRICE APPRECIATION
NAME                   GRANTED (1)        FISCAL YEAR       PRICE        EXPIRATION DATE      FOR OPTION TERM (2)
--------------------   ------------       ---------------   ---------    ---------------     ---------------------------
                                                                                                  5%             10%
                                                                                             ------------    -----------
Robert Price               100,000             42.4%         $31.00         03/06/11           $1,949,573    $4,940,607
                           100,000                           $33.00         03/06/11           $2,075,352    $5,259,350

Michael N. Bruno            10,000              2.1%          19.11         06/06/11             $120,182      $304,564

Ellen S. Fader (3)          10,000              6.4%          18.50         03/06/11             $116,346      $294,842
                            10,000                            19.11         06/06/11             $120,182      $304,564

Kim I. Pressman            100,000             42.4%          31.00         03/06/11           $1,949,573    $4,940,602
                           100,000                            33.00         03/06/11           $2,075,352    $5,259,350

Dennis Stone (4)

----------------
(1) Upon the occurrence of a "change in control" of the Company, as defined in the LTIP, the Company's Stock Option and Compensation Committee may, in its discretion, provide for the purchase of any then outstanding options by the Company or a designated subsidiary for an amount of cash equal to the excess of (x) the "change in control price" (as defined below) of the number of shares of the Company's common stock subject to the options over
     (y) the aggregate exercise price of such options. The change in control price means the higher of (i) the highest price per share of the Company's common stock paid in any transaction related to a change in control of the Company and (ii) the highest "fair market value," as defined in the LTIP, of the Company's common stock at any time during the 60-day period preceding the change in control.

(2) In order to realize these potential values, the closing price of the Company's common stock on March 6, 2011, the expiration date for certain of these options, would need to be $30.13 and $47.98 per share in the case of Ms. Fader's options, and $50.50 and $80.41 in the case of Mr. Price and Ms. Pressman's options for $31.00 per share and $53.75 and $85.59 in the case of Mr. Price and Ms. Pressman's options at $33.00 per share. On June 6, 2011, the expiration date for certain of these options, the closing price of the Company's common stock would need to be $31.13 and 49.51 per share as is the case for Ms. Fader and Mr. Bruno's options.

(3) Ms. Fader terminated her employment with the Company and resigned as Senior Vice President and Secretary, as of March 31, 2002

(4) Mr. Stone terminated his employment with PCW and resigned as President of PCW in September 2001.

     The following table reflects the number of stock options held by the Company's executive officers and the named executive officers of PCW on December 31, 2001.

                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR END OPTION VALUE

                                                         NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED OPTIONS      VALUE OF UNEXERCISED IN THE MONEY
                         SHARES        VALUE                AT FISCAL YEAR END              OPTIONS AT FISCAL YEAR END
                      ACQUIRED ON     REALIZED       ------------------------------     ----------------------------------
NAME                  EXERCISE (1)     ($)(1)         EXERCISABLE    UNEXER CISABLE     EXERCISABLE         UNEXERCISABLE
-------------------   ------------   ---------        -----------    --------------     -----------         --------------
Robert Price                  ---          ---               ---            200,000             ---                  ---
Michael N. Bruno           32,813     $344,208             5,250              5,000          20,423                  ---
Kim I. Pressman               ---          ---            47,578            210,000         620,473                  ---
Ellen S. Fader (2)            ---          ---               ---             50,000             ---                  ---
Dennis Stone (3)           43,313     $361,008               ---             20,500             ---                  ---

(1)  Based upon the closing price of the stock on respective exercise dates.

(2) Ms. Fader terminated her employment with the Company and resigned as Senior Vice President and Secretary, as of March 31, 2002.

(3) Mr. Stone terminated his employment with PCW and resigned as President of PCW in September 2001.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of December 31, 2001 by
(1) each person or group known to the Company who beneficially owns more than five percent of the Company's common stock (disregarding any deemed beneficial ownership of Cellco Partnership as a result of the voting agreements entered into in connection with the proposed transactions) and (2) all of the Company's directors and executive officers and the named executive officers of PCW as a group:


                                                                       NUMBER OF
      NAME OF BENEFICIAL OWNER                CLASS OF STOCK           SHARES (1)(2)        PERCENTAGE
      ------------------------                --------------           -------------        ----------
Robert Price..............................     Common Stock           10,921,665(4)            19.9%
Michael N. Bruno..........................     Common Stock               36,939               (3)
John Deardourff...........................     Common Stock               78,507               (3)
Robert F. Ellsworth.......................     Common Stock                6,727               (3)
Ellen Strahs Fader........................     Common Stock               10,000(5)            (3)
Kim I. Pressman...........................     Common Stock              361,812(6)            (3)
Stuart B. Rosenstein......................     Common Stock               12,750               (3)
Dennis W. Stone...........................     Common Stock               45,116(7)            (3)
All directors and executive officers
     and named executive officers of PCW
     as a group (8 persons)...............     Common Stock           11,473,516               20.9%
Timothy R. Barakett
     152 West 57th Street
     New York, New York, 10019 (8)........     Common Stock            6,062,010               11.0%
Eileen Farbman
     c/o Price Communications Corporation
     45 Rockefeller Plaza
     New York, New York 10020.............     Common Stock            3,625,000(9)             6.60%

(1) Under the applicable rules of the Securities and Exchange Commission (the "SEC"), each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Information as to number of shares of the Company's common stock gives effect to five-for-four stock splits of the Company's common stock, in the form of stock dividends payable on December 23, 1997, April 1, 1998, April 30, 1998, January 25, 1999, and May 4, 1999, a two-for-one stock split on August 31, 1998, and a 5% stock dividend payable on August 26, 1999.
(2)  Includes options exercisable within 60 days of December 31, 2001.

(3)  Less than 1%.
(4) Mr. Price owns directly 6,203,100 shares and has irrevocable proxies to vote up to 7,250,000 shares owned by Mr. Price's grandchildren. These proxies provide that the number of shares covered thereby, when added to the shares owned by Mr. Price, cannot exceed 19.9% of the outstanding shares of common stock of the Company. As a result of this limitation, only 4,718,565 of such shares are deemed beneficially owned by Mr. Price. In addition, the proxy granted to Mr. Price by Eileen Farbman, as guardian, covering 3,625,000 of such 7,250,000 shares, expressly excludes the ability to vote on the proposed transactions. Ms. Farbman has entered into a voting agreement with Cellco Partnership to vote such shares in favor of the proposed transactions.
(5) Ms. Fader terminated her employment with the Company and resigned as Senior Vice President and Secretary, as of March 31, 2002.
(6) Excludes 19,431 shares held by Ms. Pressman's children as to which she disclaims beneficial ownership.
(7) As of September 30, 2001, Mr. Stone terminated his employment with PCW and resigned as President of PCW.
(8) Based on a Schedule 13G/A filed with the SEC on December 26, 2001. As a result of Mr. Barakett's positions as the managing member of Atticus Holdings, LLC and chairman and chief executive officer of Atticus Capital LLC and Atticus Management, Ltd., he is deemed to be a beneficial owner of the shares of the Company's common stock owned by such entities.
(9) Ms. Farbman, a guardian for her children, may be deemed to beneficially own the shares. However, Ms. Farbman, as guardian, has granted a proxy with respect to such shares to Mr. Price, provided that such proxy expressly excludes the ability to vote on the proposed transactions. Ms. Farbman has entered into a voting agreement with Cellco Partnership to vote such shares in favor of the proposed transactions.

ITEM 13.  RELATED PARTY TRANSACTIONS

     PCW is a party to an agreement with H.O. Systems, Inc. under which H.O. Systems provides billing and management information services to PCW, and in respect of which PCW made payments to H.O. Systems during the year ended December 31, 2001 aggregating $8,473,920. H.O. Systems was sold to an unrelated third party on February 6, 2002. Prior to such sale, Stuart Rosenstein, a director of the Company, and two adult children of Mr. Price (and trusts for their children) held indirect equity positions in H.O. Systems of approximately 6.4%, 8.9%, and 2.7%, respectively, and Mr. Rosenstein and one of such adult children served as officers and directors of H.O. Systems. Such adult child resigned from such positions in November 2001, although he continues to act as a director of the parent company of H.O. Systems. No amounts were paid to H.O. Systems in periods prior to 2001.

     PCW is also party to an agreement with GiantBear, Inc. under which GiantBear provides wireless internet services to PCW and in respect of which PCW made payments to GiantBear during the year ended December 31, 2001 aggregating $45,676. Because Cellco Partnership has its own wireless internet arrangements with other parties, Cellco Partnership requested that, prior to the execution of the transactions agreement, PCW obtain the right to terminate its agreement with Giant Bear effective at the time of the asset contribution transaction. As a result, in November 2001, PCW and GiantBear entered into an agreement under which GiantBear agreed to such a termination provision and PCW made a $4 million payment to GiantBear and agreed to make an additional $1 million payment at the time of the asset contribution transaction. PCW's required cash contribution to Verizon Wireless of the East was reduced by $1 million to reimburse it for such $1 million payment. In December 2001, GiantBear sold substantially all of its assets to an unrelated third party. Mr. Rosenstein and two adult children of Mr. Price own small equity positions in GiantBear and Mr. Rosenstein and one such adult child serve as directors of GiantBear. Except in their capacity as small equity holders, none of Mr. Rosenstein or any such adult children have received or will receive any interest in the $4 million or $1 million payments and it is anticipated that none of such persons will receive any material proceeds from the sale of GiantBear.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 and 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PRICE COMMUNICATIONS CORPORATION


                                   By: /s/  Robert Price
                                     ----------------------------------
                                            Robert Price, President

                                  EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
NO.
---

None