Form 10-Q
period 2002-03-31
PRICE COMMUNICATIONS CORP
filed 2002-05-15
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                                   ----------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                         on which registered
------------------------------------------------       -----------------------
   Common Stock, par value $.01 per share              New York Stock Exchange
Associated Common Stock Rights Under Rights Plan        Boston Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the issuer's common stock as of May 3, 2002 was 54,620,901.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.        FINANCIAL INFORMATION
    ITEM 1.    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001...................     I-1

               Condensed Consolidated Statements of Operations - Three months ended
                  March 31, 2002 and 2001.....................................................................     I-2

               Condensed Consolidated Statements of Cash Flows - Three months ended
                  March 31, 2002 and 2001.....................................................................     I-3

               Condensed Consolidated Statement of Shareholders' Equity - Three months ended
                  March 31, 2002..............................................................................     I-4

               Notes to Condensed Consolidated Financial Statements...........................................     I-5

    ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..................................................................................     I-7

PART II.       OTHER INFORMATION

    ITEM 1.    Legal Proceedings..............................................................................    II-1

    ITEM 2.    Changes in Securities..........................................................................    II-1

    ITEM 3.    Defaults Upon Senior Securities - None.........................................................    II-1

    ITEM 4.    Submission of Matters to a Vote of Security Holders............................................    II-1

    ITEM 5.    Other Information..............................................................................    II-1

    ITEM 6.    Exhibits and Reports on Form 8-K...............................................................    II-1

SIGNATURES....................................................................................................    II-2

ITEM 1.   FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                            (UNAUDITED)          (AUDITED)
                                                                             MARCH 31,          DECEMBER 31,
                                                                               2002                 2001
                                                                         -----------------    ---------------
                                  ASSETS
Current assets:
       Cash and cash equivalents                                         $         259,236    $       246,447
       Trade accounts receivable, net of
         allowance for doubtful accounts                                            19,491             21,260
       Receivable from other cellular carriers                                       5,010              5,190
       Available for sale securities                                                 1,447                906
       Inventory                                                                     3,395              5,129
       Prepaid expenses and other current assets                                    13,597             10,460
                                                                         -----------------    ---------------

                 Total current assets                                              302,176            289,392

Net property and equipment                                                         139,078            141,230
Licenses, net of amortization                                                      814,824            815,178
Other intangible and other assets, net of amortization                              15,290             15,898
                                                                         -----------------    ---------------
                                                                         $       1,271,368    $     1,261,698
                                                                         =================    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                  $           6,934    $        11,665
       Accrued interest payable                                                     18,257             11,421
       Accrued salaries and employee benefits                                        1,589              1,281
       Deferred revenue                                                             10,005              9,693
       Income taxes payable                                                         11,154              9,621
       Customer deposits                                                               819                856
       Minority interests                                                            2,732              3,194
       Other current liabilities                                                    12,698              9,020
                                                                         -----------------    ---------------

               Total current liabilities                                            64,188             56,751

Long-term debt                                                                     700,000            700,000
Accrued income taxes - long term                                                    53,165             53,165
Deferred income taxes                                                              277,203            276,140
                                                                         -----------------    ---------------

               Total liabilities                                                 1,094,556          1,086,056
                                                                         -----------------    ---------------
Commitments and contingencies

Shareholders' equity                                                               176,812            175,642
                                                                         -----------------    ---------------
                                                                         $       1,271,368    $     1,261,698
                                                                         =================    ===============

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                         ------------------------------------
                                                                               2002                2001
                                                                         -----------------    ---------------
Revenue:
      Service                                                            $          62,641    $        61,464
      Equipment sales and installation                                               5,592              4,255
                                                                         -----------------    ---------------
             Total revenue                                                          68,233             65,719
                                                                         -----------------    ---------------
Operating expenses:
      Engineering, technical and other direct                                       10,262              7,953
      Cost of equipment                                                              8,866              8,847
      Selling, general and administrative                                           18,238             17,352
      Non-cash compensation-selling, general and administration                        912                912
      Depreciation and amortization                                                  6,217             11,862
                                                                         -----------------    ---------------
             Total operating expenses                                               44,495             46,926
                                                                         -----------------    ---------------

             Operating income                                                       23,738             18,793
                                                                         -----------------    ---------------

Other income (expense):
      Interest expense, net                                                        (16,586)           (14,091)
      Other income (expense), net                                                      338             (1,029)
                                                                         -----------------    ---------------
             Total other expense                                                   (16,248)           (15,120)
                                                                         -----------------    ---------------
             Income before minority interest
               share of income and income taxes                                      7,490              3,673
Minority interest share of income                                                        -               (300)
                                                                         -----------------    ---------------
             Income before income taxes                                              7,490              3,373

Income tax expense                                                                   2,776              1,907
                                                                         -----------------    ---------------
             Net income                                                  $           4,714    $         1,466
                                                                         -----------------    ---------------

Other comprehensive income, net of tax
      Unrealized gains (losses) on available for sale securities                       (30)            (2,799)
      Reclassification adjustment                                                        -                 13
                                                                         -----------------    ---------------
Comprehensive income (loss)                                              $           4,684    $        (1,320)
                                                                         =================    ===============

Per share data:
      Basic earnings per share                                           $            0.09    $          0.03
      Weighted average shares outstanding                                       54,753,000         55,329,000
      Diluted earnings per share                                         $            0.09    $          0.03
      Weighted average shares outstanding                                       55,092,000         55,712,000

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                               ------------------------------------
                                                                                     2002                2001
                                                                               -----------------    ---------------
Cash flows from operating activities:
      Net income                                                               $           4,714    $         1,466
                                                                               -----------------    ---------------
      Adjustments to reconcile net income  to net cash
        provided by operating activities:
                Depreciation and amortization                                              6,217             11,862
                Minority interest share of income                                              -                300
                Deferred income taxes                                                      1,163                  -
                Gain on available for sale securities                                        (77)              (248)
                Non-cash compensation                                                        912                912
                Amortization of deferred finance charges                                     608                610
                Increase in outstanding put option contracts                                   -              1,794
                Decrease in trade accounts receivable                                      1,949              9,244
                Decrease in inventory                                                      1,734              1,335
                Decrease in accounts payable and accrued expenses                         (1,134)            (1,232)
                Increase in accrued interest payable                                       6,836              5,822
                Change in other accounts                                                    (997)              (492)
                                                                               -----------------    ---------------
                   Total adjustments                                                      17,211             29,907
                                                                               -----------------    ---------------
                     Net cash provided by operating activities                            21,925             31,373
                                                                               -----------------    ---------------

Cash flows from investing activities:
      Capital expenditures                                                                (4,065)            (3,137)
      Proceeds from sale of available for sale securities                                  5,457              3,821
      Purchase of available for sale securities                                           (5,970)            (5,599)
      Purchase of minority interests                                                        (108)                 -
                                                                               -----------------    ---------------
                     Net cash used in investing activities                                (4,686)            (4,915)
                                                                               -----------------    ---------------

Cash flows from financing activities:
      Purchase and retirement of common stock                                             (4,480)            (7,210)
      Exercise of employee stock options                                                      30                702
                                                                               -----------------    ---------------
                     Net cash used in financing activities                                (4,450)            (6,508)
                                                                               -----------------    ---------------

                     Net increase (decrease) in cash and cash equivalents                 12,789             19,950
Cash and cash equivalents at the beginning of period                                     246,447            180,708
                                                                               -----------------    ---------------
Cash and cash equivalents at the end of period                                 $         259,236    $       200,658
                                                                               =================    ===============

Supplemental disclosure of cash flow information:
      Income taxes paid, net                                                   $              61    $         1,138
                                                                               =================    ===============
      Interest paid                                                            $          10,281    $        10,281
                                                                               =================    ===============

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                            Common Stock                    Accumulated
                                              Class A         Additional       other                                     Total
                                         ------------------    paid-in     comprehensive     Retained    Deferred     shareholders'
                                          Shares  Par Value    capital        income         earnings   compensation     equity
                                         -------  ---------  -----------   -------------   -----------  ------------  -------------
Balance December 31, 2001                 54,885  $     550  $   177,166   $        (129)  $    56,735  $    (58,680) $     175,642

Change in unrealized gain (loss) on
  available for sale securities,
  net of tax effect                                                                  (30)                                       (30)
Purchase and retirement of common
  stock                                     (241)        (3)      (4,477)                                                    (4,480)
Exercise of stock options                      3          0           30                                                         30
Deferred compensation expense
  associated with the conversion of
  preferred stock to common stock                                                                                912            912
Tax benefit from the exercise of
  stock options                                                       24                                                         24
Net income                                                                                       4,714                        4,714
                                         -------  ---------  -----------   -------------   -----------  ------------  -------------
Balance  March 31, 2002                   54,647  $     547  $   172,743   $        (159)  $    61,449  $    (57,768) $     176,812
                                         =======  =========  ===========   =============   ===========  ============  =============

See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company" or "Price"). Price Communications Wireless, Inc. ("PCW") is a wholly owned subsidiary of Price Communications Corporation and represents the operating entity for the cellular business. All significant intercompany items and transactions have been eliminated.

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

(2)  AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

     On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership"), subject to shareholder approval, in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "contribution transaction"). New Limited Partnership will assume certain liabilities of PCW relating to the contributed business (including such liabilities as arise under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). For financial statement purposes, the Company expects to record a gain on the transaction.

     If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the contribution transaction, PCC will have an option, subject to the approval of the shareholders of PCC, to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during a period of sixty days which begins upon the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the contribution transaction.

     If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the contribution transaction or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock.

     In addition, in certain circumstances (including a change in control of PCC or a transfer of the Preferred Exchangeable Interest to a secured creditor of
PCC), Verizon Communications will have the right to cause an exchange of the Preferred Exchangeable Interest into Verizon Communications common stock.

     Subject to certain adjustments, the amount of the Company's initial capital account in the partnership will be approximately $1.15 billion. Pursuant to the partnership agreement, any profits of the partnership will be allocated to the Company's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness) accreted quarterly on the weighted daily average balance of the Company's capital account (for a maximum period of four years). Any losses incurred by the partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to the Company. With respect to each quarter ending after the second anniversary of the contribution transaction, the partnership will distribute to the Company an amount in cash equal to 50% of the Company's share of any profits of the partnership. These distributions will reduce the Company's capital account in the partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

(3)  SHAREHOLDERS' EQUITY

     The Company's Board of Directors has authorized stock repurchase programs of the Company's Class A Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of the Company. During the first quarter of 2002, the Company repurchased and retired 241,000 shares at an average price of $18.57 per share.

(4)  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The Company does not have any goodwill recorded in its consolidated financial statements and therefore the adoption of SFAS No. 142 did not have any effect on its financial position or results of operations as it relates to goodwill. However, the Company does have a significant intangible asset in the form of cellular licenses. Based upon the Verizon agreement and the valuation of PCW's business contained therein, management of the Company does not believe that there has been an impairment and accordingly has not recorded a charge against earnings for the three month period ended March 31, 2002. In addition, the Company believes its cellular licenses qualify as indefinite life intangibles as defined by SFAS No. 142, and accordingly the current three month period does not include any amortization for licenses. Had the Company adopted SFAS No. 142 at the beginning of 2001, operating income would have increased by $5,825 to $24,618, net income would have increased by $3,670 to $5,136 and earnings per share (basic and diluted) would have increased by $.06 to $.09 for the three month period ending March 31, 2001.

     In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes Accounting Principle Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Effective January 1, 2002, the Company adopted SFAS No. 144 which adoption had no effect on the Condensed Consolidated Statements of Operations.

(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has sold put and call options. Some puts were for the Company's own common stock. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts if and when outstanding were classified as liabilities with changes in fair values recorded as part of Other income. At March 31, 2002, open put contracts were not material.

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

     The discussion contains statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief, or current expectations of the Company, its directors, or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company.

     References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

OVERVIEW

     The Company is engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of March 31, 2002, the Company provided cellular telephone service to 580,251 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.4 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

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

     If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the contribution transaction, PCC will have an option, subject to the approval of the shareholders of PCC, to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during a period of sixty days which begins upon the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the contribution transaction.

     If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the contribution transaction or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock.

     In addition, in certain circumstances (including a change in control of PCC or a transfer of the Preferred Exchangeable Interest to a secured creditor of
PCC), Verizon Communications will have the right to cause an exchange of the Preferred Exchangeable Interest into Verizon Communications common stock.

     Subject to certain adjustments, the amount of the Company's initial capital account in the partnership will be approximately $1.15 billion. Pursuant to the partnership, any profits of the partnership will be allocated to the Company's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness) accreted quarterly on the weighted daily average balance of the Company's capital account (for a maximum period of four years). Any losses incurred by the partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to the Company. With respect to each quarter ending after the second anniversary of the contribution transaction, the partnership will distribute to the Company an amount in cash equal to 50% of the Company's share of any profits of the partnership. These distributions will reduce the Company's capital account in the partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

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

MARKET OWNERSHIP

     The Company's cellular telephone systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. The Company also has a cellular service area in Panama City, Florida. The following table sets forth, with respect to each service area in which the Company owns a cellular telephone system, the estimated population and national MSA ranking of such service area.

                                                                    MSA         ESTIMATED
SERVICE AREA                                                       RANK      POPULATION (1)
------------                                                       ----      --------------
Albany, GA....................................................      261          120,822
Augusta, GA...................................................      108          452,846
Columbus, GA..................................................      153          250,929
Macon, GA.....................................................      138          322,544
Savannah, GA..................................................      155          293,000
Georgia-6 RSA.................................................      ---          211,408
Georgia-7 RSA.................................................      ---          139,606
Georgia-8 RSA.................................................      ---          166,601
Georgia-9 RSA.................................................      ---          124,063
Georgia-10 RSA................................................      ---          162,261
Georgia-12 RSA................................................      ---          220,558
Georgia-13 RSA................................................      ---          157,068
Dothan, AL....................................................      246          137,916
Montgomery, AL................................................      139          333,065
Alabama-8 RSA.................................................      ---          196,259
                                                                              ----------
     Subtotal.................................................                 3,288,946
                                                                              ----------
Panama City, FL...............................................      283          148,217
                                                                              ----------
     Total....................................................                 3,437,163
                                                                              ----------

(1)  Based on population estimates from U.S. Census 2000.

RESULTS OF OPERATIONS

     The following table sets forth for the Company the percentage, which certain amounts bear to total revenue.

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -----------------------
                                                                         2002             2001
                                                                       ------          -------
                                                                        (IN PERCENTAGE TERMS)
           REVENUE:
             Service..............................................       91.8%            93.5%
           Equipment sales and installation.......................        8.2              6.5
                                                                       ------          -------
               TOTAL REVENUE......................................      100.0            100.0
           OPERATING EXPENSES:
             Engineering, technical and other direct:
               Engineering and technical (1)......................        7.4              5.7
               Other direct costs of services (2).................        7.7              6.4
             Cost of equipment (3)................................       13.0             13.5
             Selling, general and administrative:
               Sales and marketing (4)............................        9.4              8.8
               Customer service (5)...............................        9.0              6.0
               General and administrative (6).....................        8.3             11.6
               Non-cash compensation..............................        1.3              1.4
           Depreciation and amortization..........................        9.1             18.0
                                                                       ------          -------
               TOTAL OPERATING EXPENSES...........................       65.2             71.4
           Operating income.......................................       34.8%            28.6%
           Operating income before depreciation and amortization
             and non-cash compensation  adjusted EBITDA (7).......       45.2%            48.0%
           Operating income before depreciation and amortization
             Price Communications Wireless, Inc. (8)..............       46.5%            49.0%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of net costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies, costs for prepaid airtime usage and other costs of services.
(3) Consists primarily of the costs of the cellular telephones and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber's bills.
(6) Includes salaries and benefits of general and administrative personnel and other overhead expenses.
(7) Adjusted EBITDA represents operating income before interest expense, provision for income taxes, depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally accepted accounting principles. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before interest expense, provision for income taxes, depreciation and amortization and non-cash compensation of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $862,000 for the current quarter and $656,000 for the same period last year of the parent Company's general and administrative expenses.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUE. Service revenue totaled $62.6 million for the first quarter of 2002 compared with $61.5 million for the first quarter of 2001. An increase in the average number of postpaid subscribers, an increase in the average access per subscriber and a reduction in promotional credits generated additional access revenue of approximately $2.1 million for the current three month period. Airtime revenue decreased by $322,000 due to migration of the Company's subscribers to higher access rate plans which include a larger proportion of free airtime minutes. Prepaid revenue decreased by approximately $1.1 million during the first quarter of 2002 compared to the first quarter of 2001. Since the Company recognizes prepaid revenue as the minutes are used by its subscribers, this decrease was caused by lower usage of prepaid minutes during the quarter. The Company's outcollect airtime roaming revenue, which is revenue that the Company collects from other wireless carrier's subscribers using their phones in the Company's markets, decreased from $7.5 million for the first quarter of 2001 to $6.3 million for the current three month period. This was caused by a decrease in the number of outcollect minutes (1.4%) in the current quarter and lower reimbursement rates with certain carriers during the first quarter of 2002 which resulted in a decrease of the average reimbursement rate from $.26 to $.22. The Company raised the toll reimbursement rates, which resulted in an increase of outcollect toll of $1.5 million for the current three month period. In order to meet competition, the Company promoted rate plans which have a much broader coverage area which enables the subscriber to call outside of their home area without being charged for toll or incollect airtime usage (see below in engineering technical and other direct). These changes in plans resulted in a decrease of $730,000 in local toll revenue. Other items of local revenue, principally feature revenue, account for the remaining $1.0 million increase in service revenue.

     Average monthly revenue per postpaid subscriber (based upon service revenue only) includes local revenue as well as outcollect revenue, but does not include incollect revenue from subscribers, as this revenue is accounted for as an offset to the Company's direct cost of service. Such revenue statistic increased to $45.82 for the current three month period from $44.15 for last year's first quarter because of the factors stated above.

     Equipment sales and installation revenue, which consists primarily of the sale of handsets and accessories, increased to $5.6 million for the current quarter from $4.3 million for the first quarter of 2001. There were 67,500 handsets sold in the current three month period compared with 58,900 handsets for the same period in 2001. Of the 67,500 current quarter's units, 84% were digital handsets compared with 42% for last year's first quarter. Digital handsets typically have a higher retail price, which resulted in the increase of $1.3 million in equipment sales. Installation revenue for both three month periods is not significant.

     OPERATING EXPENSES. Total operating expenses decreased from $46.9 million in the first quarter of 2001 to $44.5 million in the current quarter. As a percentage of total revenue, operating expenses decreased to 65.2% of revenue for the current quarter from 71.4 % of revenue for the same period in 2001.

     Engineering, technical and other direct increased by $2.3 million to $10.3 million for the current quarter from $8.0 million in the first quarter of 2001. Included in engineering, technical and other direct is the net cost of incollect roaming which represents the difference between the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets and the amount billed to these subscribers by the Company. Incollect cost before the offset for revenue billed to the Company's subscribers decreased $963,000 despite a 13% increase in incollect minutes used. The decrease is attributable to the lower negotiated rates paid to other carriers during the current quarter which also effected the amount the Company was reimbursed from these same carriers for outcollect roaming airtime revenue as stated above. More than offsetting the reduced incollect cost was the decrease in the amount charged to the Company's subscribers for roaming in the other carriers' markets which resulted in a net incollect cost for the Company during the current quarter. As discussed previously, the Company has sold many more rate plans that include four states in the subscriber's home territory or 50 states. In these plans, incollect minutes for roaming in either the four states or fifty states are considered home minutes and are not subject to roaming charges. The emphasis on these plans resulted in a decrease of incollect revenue of $2.2 million during the current three month period. The net effect of the decreased costs and revenues resulted in an increase of $1.2 million for net incollect cost. In addition the expansion of the network resulted in a $948,000 increase during the current quarter for fixed span line costs and cell site rentals. The reduction in prepaid revenue resulted in a $756,000 reduction in costs to operate the prepaid subscriber system.

     The cost of equipment sold approximates $8.8 million for both the current and prior year's three month period. As mentioned previously, the Company sold more handsets during the current three months than in the prior three months. During the current quarter, significantly more digital handsets were sold than in the prior year's first quarter. The technical innovations in the wireless industry have resulted in a reduction in the average cost of a digital phone which enabled the Company to sell many more units at the same total cost. In the current period, the Company was able to recover approximately 63% of its equipment cost, which is an improvement over the 48% recovered for the three month period in 2001.

     Selling, general and administrative expenses ("SG&A") increased by $886,000 from $17.4 million for the three month period ending in 2001 to $18.2 million for the same period of the current year. As a percentage of total revenue, SG&A increased from 26.4% of total revenue in 2001 to 26.7% of total revenue for the current three month period.

     Sales and marketing costs included in SG&A are comprised of installation costs, salaries, commissions and advertising. The sum of these components amounted to $6.4 million for the current three month period compared with $5.8 million for the prior three month period or an increase of $646,000. The increase in commissions, which result from more post paid additions in the current three months and the higher commission rate associated with these subscriber additions, is the principal component of the increase. The cost to add a gross subscriber, which is made up of the net loss on equipment sales and marketing expenditures, decreased from $161.13 for the three month period ended March 31, 2001 to $136.20 for the three month period ended March 31, 2002.

     Customer service costs (also included in SG&A), primarily billing costs and payroll and related benefits, increased to $6.1 million in 2002 from $3.9 million in 2001 or an increase of $2.2 million. During the last quarter of 2000, the Company changed its billing vendor and encountered various problems in the integration of the new system. Because of these problems and the resultant failure to mail subscribers' bills on a timely basis, the Company's provision for bad debts increased significantly. The billing company acknowledged their role in the problem by issuing a $2 million credit to the Company in the first quarter of 2001. This credit is the primary factor in the increase of $2.2 million for the current three month period. During the fourth quarter of 2001, the Company centralized the collection process. These additional costs were offset by decreases in temporary help and other related collection expenses.

     General and administrative expenses, the final component of SG&A, decreased from $7.6 for the three month period ended March 31, 2001 to $5.7 million for the current three month period. The decrease of $1.9 million is primarily a result of the decrease in the provision for bad debts from $3.1 million for the three months in 2001 to $896,000 for the current three month period. The decrease is a result of the improvement in the billing system, as well as the benefit derived from centralizing the collection effort (see above in customer service).

     During the first quarter of 2002, the Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". Management believes its cellular licenses qualify as indefinite life intangibles which are not subject to amortization as of January 1, 2002. Accordingly, the current three month period does not include any amortization for licenses which amounted to $5.8 million for the three months ended March 31, 2001 and was included in depreciation and amortization.

     Operating income increased approximately $4.9 million to $23.7 million in the first quarter of 2002 from $18.8 million for the same period in 2001 principally as a result of the decrease in depreciation and amortization. Operating income before depreciation and amortization and non-cash compensation amounted to 45.2% of total revenue in the current quarter compared to 48.0% of total revenue for the quarter ended March 31, 2001. The decrease is a result of the items discussed above. The continuing emphasis by management on maintaining cost controls, resulted in a decrease in the average operating cost per subscriber (total operating costs before depreciation and amortization, non-cash compensation and corporate overhead) which was $17.88 for the current three month period compared to $18.22 for the first quarter of 2001. Management believes that the current figure of $17.88 continues to be one of the lowest in the industry.

     NET INTEREST EXPENSE, INCOME TAXES AND NET INCOME. Net interest expense increased to $16.2 million for the quarter ended March 31, 2002 from $15.1 million in the first quarter of 2001. Interest income decreased from $2.5 million for the three month period in 2001 to $1.0 million for the current three month period. The drop in interest earned is a result of the almost 4% drop in the average interest rate (5.67% for the period in 2001 compared with 1.75% for the current period).

     The current period's income tax provision of $2.8 million compared to the income tax provision of $1.9 million in the first quarter of 2001 is a result of the higher financial statement taxable income for the first three months of 2002 compared to the first three months of 2001 and certain non deductible losses.

     The net income of $4.7 million for the first quarter of 2002 compared to net income of $1.4 million for the first quarter of 2001 is a function of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through the issuance of debt, and to a lesser extent, operating cash flow. During the three month period ended March 31, 2002, the Company generated $21.9 million of cash from operating activities as shown in the Condensed Consolidated Statements of Cash Flows. The Company's EBITDA (earnings before interest, depreciation and amortization and non-cash compensation) was $30.9 million for the current quarter. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million of which $10.3 million was paid in January 2002. The remaining cash interest requirements are approximately $24.0 million during the second quarter, $10.3 million during the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash position of $259.2 million, there does not appear to be a necessity to provide additional funding for the foreseeable future. The Company's outstanding debt instruments consist of

$525 million 9 1/8% Senior Secured Notes due December 15, 2006, and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. The 9 1/8% notes are callable after June 15, 2002 and the 11 3/4% notes are callable after July 15, 2002. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets.

     From the asset contribution transaction to the exchange of the preferred interest for either the common stock of Verizon Wireless Inc. or Verizon Communications, the preferred interest is expected to be substantially all of Price Communications Wireless' assets. While Price Communications Wireless will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return (which allocations will increase Price Communications Wireless' capital account in Verizon Wireless of the East), it will not, during the two year period following the asset contribution transaction, receive any cash distributions in respect of the preferred return. However, after the second anniversary of the asset contribution transaction, for a period of up to two years, Price Communications Wireless will receive cash distributions equal to 50% of its preferred return. Price Communications and Price Communications Wireless currently expect to retain approximately $65 million to $70 million of total net cash and securities (assuming a closing on June 30, 2002). During the period following the asset contribution transaction, Price Communications and Price Communications Wireless do not expect to have sources of cash other than the cash remaining after the asset contribution transaction, the cash distributions from Verizon Wireless of the East, income from the investment of cash and any funds that they may be able to borrow. Price Communications and Price Communications Wireless currently anticipate that their cash and income will be sufficient to meet their cash obligations during this period. There is a risk, however, if significant unexpected cash needs arise, that their funds (including distributions) will be insufficient to meet their obligations and if Price Communications and/or Price Communications Wireless need to borrow money to meet such obligations, they may be forced to do so on unfavorable terms.

     If the asset contribution transaction is not completed, Price Communications Wireless would require certain additional capital expenditures over the next few years both to comply with government mandated projects, such as emergency 911 service and local number portability, and to upgrade its technology to stay competitive in the digital marketplace. Price Communications Wireless would be likely to upgrade its technology to global system for mobile communications/general packet radio service (GSM/GPRS) as a step toward provision of 3G (third generation) services to its customers, similar to the recent announcement by AT&T Wireless of its intention to add a GSM-overlay to its network. As a result, Price Communications Wireless estimates that its capital expenditures for the years 2003 and 2004 could increase to approximately $52 million and $58 million, respectively. Price Communications Wireless' operating cash flow and cash on hand should be sufficient to finance these expenditures.

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

                                  PRICE COMMUNICATIONS CORPORATION

Date: May 13, 2002                By: /s/ Robert Price
                                     -------------------
                                  Robert Price
                                  Director, President and Treasurer

                                  By: /s/ Kim I. Pressman
                                     ---------------------
                                  Kim I. Pressman
                                  Director, Executive Vice President
                                  and Principal Financial Officer

                                  By: /s/ Michael Wasserman
                                     -----------------------
                                  Michael Wasserman
                                  Vice President and Chief Accounting Officer