Form 10-Q/A
period 2002-03-31
PRICE COMMUNICATIONS CORP
filed 2002-05-31
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q/A

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

The number of shares outstanding of the issuer's common stock as of May 3, 2002 was 54,620,901.

===============================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.        FINANCIAL INFORMATION

    ITEM 1.    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001...................     I-1

               Condensed Consolidated Statements of Operations - Three months ended
                   March 31, 2002 and 2001....................................................................     I-2

               Condensed Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2002 and 2001....................................................................     I-3

               Condensed Consolidated Statement of Shareholders' Equity - Three months ended
                   March 31, 2002.............................................................................     I-4

               Notes to Condensed Consolidated Financial Statements...........................................     I-5

    ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.................................................................................     I-8


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

    ITEM 6.    Exhibits and Reports on Form 8-K...............................................................    II-1


SIGNATURES....................................................................................................    II-2


ITEM 1.       FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($ IN THOUSANDS)


                                                                           (UNAUDITED)        (AUDITED)
                                                                            MARCH 31,        DECEMBER 31,
                                                                              2002              2001
                                                                         ----------------  ----------------
                                              ASSETS

Current assets:
       Cash and cash equivalents                                          $      258,726    $      246,447
       Trade accounts receivable, net of
              allowance for doubtful accounts                                     20,001            21,260
       Receivable from other cellular carriers                                     5,010             5,190
       Available for sale securities                                               1,447               906
       Inventory                                                                   3,395             5,129
       Prepaid expenses and other current assets                                  13,597            10,460
                                                                         ----------------  ----------------

                Total current assets                                             302,176           289,392

Net property and equipment                                                       139,078           141,230
Licenses, net of amortization                                                    814,824           815,178
Other intangible and other assets, net of amortization                            15,290            15,898
                                                                         ----------------  ----------------
                                                                         $     1,271,368   $     1,261,698
                                                                         ================  ================

                                      LIABILITIES AND SHAREHOLDERS'  EQUITY

Current liabilities:
       Accounts payable and accrued expenses                             $        12,405   $        11,665
       Accrued interest payable                                                   18,257            11,421
       Accrued salaries and employee benefits                                      1,589             1,281
       Deferred revenue                                                           10,005             9,693
       Income taxes payable                                                       11,154             9,621
       Minority interests                                                          2,732             3,194
       Other current liabilities                                                   8,046             9,876
                                                                         ----------------  ----------------

              Total current liabilities                                           64,188            56,751

Long-term debt                                                                   700,000           700,000
Accrued income taxes - long term                                                  53,165            53,165
Deferred income taxes                                                            277,203           276,140
                                                                         ----------------  ----------------

              Total liabilities                                                1,094,556         1,086,056
                                                                         ----------------  ----------------

Commitments and contingencies

Shareholders' equity                                                             176,812           175,642
                                                                         ----------------  ----------------
                                                                         $     1,271,368    $    1,261,698
                                                                         ================  ================



See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (REVISED)

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                -----------------------
                                                                                   2002          2001
                                                                                -----------  -----------
Revenue:
      Service                                                                  $      66,815  $    67,820
      Equipment sales and installation                                                 5,592        4,255
                                                                               -------------  -----------
             Total revenue                                                            72,407       72,075
                                                                               -------------  -----------
Operating expenses:
      Engineering, technical and other direct                                         14,436       14,309
      Cost of equipment                                                                8,866        8,847
      Selling, general and administrative                                             18,238       17,352
      Non-cash compensation-selling, general and administration                          912          912
      Depreciation and amortization                                                    6,217       11,862
                                                                               -------------  -----------
             Total operating expenses                                                 48,669       53,282
                                                                               -------------  -----------

             Operating income                                                         23,738       18,793
                                                                               -------------  -----------

Other income (expense):
      Interest expense, net                                                          (16,586)     (14,091)
      Other income (expense), net                                                        338       (1,029)
                                                                               -------------  -----------
             Total other expense                                                     (16,248)     (15,120)
                                                                               -------------  -----------

             Income before minority interest
                share of income and income taxes                                       7,490        3,673

Minority interest share of income                                                          -         (300)
                                                                               -------------  -----------
             Income before income taxes                                                7,490        3,373

Income tax expense                                                                     2,776        1,907
                                                                               -------------  -----------
             Net income                                                        $       4,714        1,466
                                                                               -------------  -----------


Other comprehensive income, net of tax
      Unrealized gains (losses) on available for sale securities                         (30)      (2,799)
      Reclassification adjustment                                                          -           13
                                                                               -------------  -----------
Comprehensive income (loss)                                                    $       4,684  $    (1,320)
                                                                               =============  ===========
Per share data:
      Basic earnings per share                                                 $        0.09  $      0.03
      Weighted average shares outstanding                                         54,753,000   55,329,000
      Diluted earnings per share                                               $        0.09  $      0.03
      Weighted average shares outstanding                                         55,092,000   55,712,000




See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                          -------------------------------
                                                                                              2002              2001
                                                                                          -------------     -------------
Cash flows from operating activities:

      Net income                                                                          $      4,714     $       1,466
                                                                                          ------------     -------------
      Adjustments to reconcile net income to net cash provided by operating activities:

               Depreciation and amortization                                                     6,217            11,862
               Minority interest share of income                                                    -                300
               Deferred income taxes                                                             1,163                 -
               Gain on available for sale securities                                               (77)             (248)
               Non-cash compensation                                                               912               912
               Amortization of deferred finance charges                                            608               610
               Increase in outstanding put option contracts                                          -             1,794
               Decrease in trade accounts receivable                                             1,949             9,244
               Decrease in inventory                                                             1,734             1,335
               Decrease in accounts payable and accrued expenses                                (1,134)           (1,232)
               Increase in accrued interest payable                                              6,836             5,822
               Change in other accounts                                                           (997)             (492)
                                                                                          -------------     -------------
                  Total adjustments                                                             17,211            29,907
                                                                                          -------------     -------------
                    Net cash provided by operating activities                                   21,925            31,373
                                                                                          -------------     -------------

Cash flows from investing activities:

      Capital expenditures                                                                      (4,065)           (3,137)
      Proceeds from sale of available for sale securities                                        5,457             3,821
      Purchase of available for sale securities                                                 (5,970)           (5,599)
      Purchase of minority interests                                                              (108)                -
                                                                                          -------------     -------------
                    Net cash used in investing activities                                       (4,686)           (4,915)
                                                                                          -------------     -------------

Cash flows from financing activities:

      Purchase and retirement of common stock                                                   (4,480)           (7,210)
      Exercise of employee stock options                                                            30               702
                                                                                          -------------     -------------
                    Net cash used in financing activities                                       (4,450)           (6,508)
                                                                                          -------------     -------------

                    Net increase (decrease) in cash and cash equivalents                        12,789            19,950
Cash and cash equivalents at the beginning of period                                           246,447           180,708
                                                                                          -------------     -------------
Cash and cash equivalents at the end of period                                            $    259,236      $    200,658
                                                                                          =============     =============


Supplemental disclosure of cash flow information:
      Income taxes paid, net                                                              $         61      $      1,138
                                                                                          ============     =============

      Interest paid                                                                       $     10,281      $     10,281
                                                                                          ============     =============


See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                ($ IN THOUSANDS)



                                                     Common Stock                    Accumulated                           Total
                                                       Class A          Additional     other                             sharehol-
                                                ----------------------   paid-in   comprehensive  Retained   Deferred      ders'
                                                Shares      Par Value    capital      income      earnings  compensation  equity
                                                --------   -----------  ---------- -------------  --------  ------------ ---------
Balance December 31, 2001                        54,885     $    550     $ 177,166  $     (129)   $ 56,735  $ (58,680)   $ 175,642

Change in unrealized gain (loss) on
         available for sale securities,
         net of tax effect                                                                 (30)                                (30)
Purchase and retirement of common
         stock                                     (241)          (3)       (4,477)                                         (4,480)
Exercise of stock options                             3            0            30                                              30
Deferred compensation expense
         associated with the conversion of
         preferred stock to common stock                                                                          912          912
Tax benefit from the exercise of
         stock options                                                          24                                              24
Net income                                                                                           4,714                   4,714
                                                -------     --------     ---------    --------    --------  ---------     --------
Balance  March 31, 2002                          54,647     $    547     $ 172,743    $   (159)   $ 61,449  $ (57,768)    $176,812
                                                =======     ========     =========    ========    ========  =========     ========

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

       The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K and 10-KA amendment 2. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)    AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

       On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership"), subject to shareholder approval, in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "asset contribution"). New Limited Partnership will assume certain liabilities of PCW relating to the contributed business (including such liabilities as arise under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). For financial statement purposes, the Company expects to record a gain on the transaction.

       If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the contribution transaction, PCC will have an option, subject to the approval of the shareholders of PCC, to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period which begins upon the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the asset contribution.

       If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the asset contribution or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock.

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

       Subject to certain adjustments, the amount of PCW's initial capital account in the partnership will be approximately $1.15 billion. Pursuant to the partnership agreement, any profits of the partnership will be allocated to PCW's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness) accreted quarterly on the weighted daily average balance of PCW's capital account (for a maximum period of four years). Any losses incurred by the partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. With respect to each quarter ending after the second anniversary of the contribution transaction, the partnership will distribute to PCW an amount in cash equal to 50% of PCWs share of any profits of the partnership. These distributions will reduce PCW's capital account in the partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

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

(4)    REVISIONS TO PREVIOUSLY REPORTED AMOUNTS

       Based on discussions with the SEC, the Company revised the classification of incollect roaming revenue to reflect such revenue as part of revenues from cellular service, rather than as an offset to incollect roaming costs, as the Company has historically done in the past. Such recommended change by the SEC in classification resulted in an increase in corporate revenue from cellular service and a corresponding increase in engineering, technical and other direct costs of $4.2 million and $6.4 million for the three month periods ended March 31, 2002 and 2001, respectively. Total operating income, net income and all other financial statements are not effected by this change in classification.

(5)    IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

       Based on discussions with the SEC, the Company revised the classification of incollect roaming revenue to reflect such revenue as part of revenues from cellular service, rather than as an offset to incollect roaming costs, as the Company has historically done in the past. Such recommended change by the SEC in classification resulted in an increase in corporate revenue and a corresponding decrease in engineering, technical and other direct costs of $4.2 million and $6.4 million for the three month periods ended March 31, 2002 and 2001, respectively.

AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

       On December 18, 2001, the Company agreed to the contribution of substantially all of the assets of PCW and approximately $150 million in cash to Verizon Wireless of the East in exchange for a preferred limited partnership interest in Verizon Wireless of the East. Verizon Wireless of the East will assume and redeem $700 million of indebtedness of PCW. It is currently anticipated that after giving effect to certain adjustments provided for in the transaction agreement governing the asset contribution, PCW's initial capital account in Verizon Wireless of the East will be approximately $1.11 billion. PCW will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return, which is currently expected to be 3.6% per annum after giving effect to certain adjustments (which allocations to the extent not distributed in cash will increase PCW's capital account in Verizon Wireless of the East). After the second anniversary of the asset contribution, for a period of up to two years, PCW will receive cash distributions equal to 50% of its preferred return.

       Following consummation of the asset contribution, the preferred interest is expected to be substantially all of the assets of the Company and it is expected that the Company will own no operating assets. It is anticipated that substantially all of the Company's income will be derived from investments of cash that it will retain following the closing and from cash distributions it is entitled to receive in respect of its preferred return. The Company does not expect to have any significant operating expenses other than income taxes attributed to cash investments and the preferred return.

       Verizon Wireless of the East will be managed by a wholly-owned subsidiary of Cellco Partnership, and PCW will have limited veto rights over certain transactions in which Verizon Wireless of the East may engage. There can be no assurance that the managing partner of Verizon Wireless of the East will be successful in managing Verizon Wireless of the East or that the managing general partner's interests in managing Verizon Wireless of the East will not conflict with the interests of the Company.

       Following an exchange of the preferred interest for either Verizon Wireless or Verizon Communications common stock, to the extent that the Company has not acquired other assets, substantially all of the Company's income will be derived from dividends that may be paid in respect of the shares of Verizon Wireless or Verizon Communications common stock received in the exchange. The Company is not contractually entitled to receive any dividends or distributions in respect of the shares of common stock it receives in the exchange and therefore there can be no assurances that either Verizon Wireless or Verizon Communications will pay dividends to its shareholders.

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


                                                                    MSA         ESTIMATED
SERVICE AREA                                                       RANK      POPULATION (1)
------------                                                       ----      --------------
Albany, GA....................................................      261          120,822
Augusta, GA...................................................      108          452,846
Columbus, GA..................................................      153          250,929
Macon, GA.....................................................      138          322,544
Savannah, GA..................................................      155          293,000
Georgia-6 RSA.................................................      ---          211,408
Georgia-7 RSA.................................................      ---          139,606
Georgia-8 RSA.................................................      ---          166,601
Georgia-9 RSA.................................................      ---          124,063
Georgia-10 RSA................................................      ---          162,261
Georgia-12 RSA................................................      ---          220,558
Georgia-13 RSA................................................      ---          157,068
Dothan, AL....................................................      246          137,916
Montgomery, AL................................................      139          333,065
Alabama-8 RSA.................................................      ---          196,259
                                                                              ----------
     Subtotal.................................................                 3,288,946
                                                                               ---------
Panama City, FL...............................................      283          148,217
                                                                              ----------
     Total....................................................                 3,437,163
                                                                               ---------

(1)  Based on population estimates from U.S. Census 2000.

RESULTS OF OPERATIONS

       The following table sets forth for the Company the percentage, which certain amounts bear to total revenue.


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             ---------------------
                                                                                2002         2001
                                                                             ---------------------
                                                                              (IN PERCENTAGE TERMS)
                REVENUE:
                  Service..............................................       92.3%            94.1%
                Equipment sales and installation.......................        7.7              5.9
                                                                           -------          -------
                    TOTAL REVENUE......................................      100.0            100.0
                OPERATING EXPENSES:
                  Engineering, technical and other direct:
                    Engineering and technical (1)......................        6.9              5.2
                    Other direct costs of services (2).................       13.0             14.7
                  Cost of equipment (3)................................       12.2             12.3
                  Selling, general and administrative:
                    Sales and marketing (4)............................        8.9              8.0
                    Customer service (5)...............................        8.4              5.4
                    General and administrative (6).....................        7.9             10.6
                    Non-cash compensation..............................        1.3              1.3
                Depreciation and amortization..........................        8.6             16.4
                                                                             -----             ----
                    TOTAL OPERATING EXPENSES...........................       67.2             73.9
                Operating income.......................................       32.8%            26.1%
                Operating income before depreciation and amortization
                  and non-cash compensation - adjusted EBITDA (7)......       42.6%            43.8%
                Operating income before depreciation and amortization
                  Price Communications Wireless, Inc. (8)..............       43.8%            44.7%

(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies, costs for prepaid airtime usage and other costs of services.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

       REVENUE. Service revenue totaled $66.8 million for the first quarter of 2002 compared with $67.8 million for the first quarter of 2001. An increase in the average number of postpaid subscribers, an increase in the average access per subscriber and a reduction in promotional credits generated additional access revenue of approximately $2.1 million for the current three month period. Airtime revenue decreased by $322,000 due to migration of the Company's subscribers to higher access rate plans which include a larger proportion of free airtime minutes. Prepaid revenue decreased by approximately $1.1 million during the first quarter of 2002 compared to the first quarter of 2001. Since the Company recognizes prepaid revenue as the minutes are used by its subscribers, this decrease was caused by lower usage of prepaid minutes during the quarter. The Company's outcollect airtime roaming revenue, which is revenue that the Company collects from other wireless carrier's subscribers using their phones in the Company's markets, decreased from $7.5 million for the first quarter of 2001 to $6.3 million for the current three month period. This was caused by a decrease in the number of outcollect minutes (1.4%) in the current quarter and lower reimbursement rates with certain carriers during the first quarter of 2002 which resulted in a decrease of the average reimbursement rate from $.26 to $.22. The Company raised the toll reimbursement rates, which resulted in an increase of outcollect toll of $1.5 million for the current three month period. In order to meet competition, the Company promoted rate plans that have a much broader coverage area, which enables the subscriber to call outside of their home area without being charged for toll or incollect airtime usage. These changes in plans resulted in a decrease of $2.2 million in incollect airtime and a decrease of $730,000 in local toll revenue. Other items of local revenue increased by approximately $900,000, principally feature revenue, which partially offset the net decrease in service revenue listed above.

       Average monthly revenue per postpaid subscriber (based upon service revenue only) includes local revenue as well as outcollect revenue, but does not include incollect revenue from subscribers, as this revenue is basically a pass through of incollect costs which are accounted in direct cost of service. Such revenue statistic increased to $45.82 for the current three month period from $44.15 for last year's first quarter because of the factors stated above.

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

       OPERATING EXPENSES. Total operating expenses decreased from $53.3 million in the first quarter of 2001 to $48.7 million in the current quarter. As a percentage of total revenue, operating expenses decreased to 67.2% of revenue for the current quarter from 73.9 % of revenue for the same period in 2001.

       Engineering, technical and other direct are basically even for both three month periods. Included in engineering, technical and other direct is the cost of incollect roaming which represents the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets. Incollect cost decreased $963,000 despite a 13% increase in incollect minutes used. The decrease is attributable to the lower negotiated rates paid to other carriers during the current quarter which also effected the amount the Company was reimbursed from these same carriers for outcollect roaming airtime revenue as stated above. Offsetting this decrease was an increase of $948,000 for fixed span line costs and cell site rentals. The reduction in prepaid revenue resulted in a $756,000 reduction in costs to operate the prepaid subscriber system.

       The cost of equipment sold approximates $8.8 million for both the current and prior year's three month period. As mentioned previously, the Company sold more handsets during the current three months than in the prior three months. During the current quarter, significantly more digital handsets were sold than in the prior year's first quarter. The technical innovations in the wireless industry have resulted in a reduction in the average cost of a digital phone, which enabled the Company to sell many more units at the same total cost. In the current period, the Company was able to recover approximately 63% of its equipment cost, which is an improvement over the 48% recovered for the three month period in 2001.

       Selling, general and administrative expenses ("SG&A") increased by $886,000 from $17.4 million for the three month period ending in 2001 to $18.2 million for the same period of the current year. As a percentage of total revenue, SG&A increased from 24.0% of total revenue in 2001 to 25.2% of total revenue for the current three month period.

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

       Operating income increased approximately $4.9 million to $23.7 million in the first quarter of 2002 from $18.8 million for the same period in 2001 principally as a result of the decrease in depreciation and amortization. Operating income before depreciation and amortization and non-cash compensation amounted to 42.6% of total revenue in the current quarter compared to 43.8% of total revenue for the quarter ended March 31, 2001. The decrease is a result of the items discussed above. The continuing emphasis by management on maintaining cost controls, resulted in a decrease in the average operating cost per subscriber (total operating costs before depreciation and amortization, non-cash compensation and corporate overhead) which was $17.88 for the current three month period compared to $18.22 for the first quarter of 2001 (net of incollect revenue for both periods). Management believes that the current figure of $17.88 continues to be one of the lowest in the industry.

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

       From the asset contribution transaction to the exchange of the preferred interest for either the common stock of Verizon Wireless Inc. or Verizon Communications, the preferred interest is expected to be substantially all of the Company's assets. While the Company will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return (which allocation to the extent not distributed in cash, will increase Price Communications Wireless' capital account in Verizon Wireless of the East), it will not, during the two year period following the asset contribution receive any cash distributions in respect of the preferred return. However, after the second anniversary of the asset contribution for a period of up to two years, PCW will receive cash distributions equal to 50% of its preferred return. The Company currently expects to retain approximately $65 million to $70 million of total net cash and securities (assuming a closing on June 30, 2002). During the period following the asset contribution the Company does not expect to have sources of cash other than the cash remaining after the asset contribution, the cash distributions from Verizon Wireless of the East, income from the investment of cash and any funds that the Company may be able to borrow. The Company currently anticipates that its cash and income will be sufficient to meet its cash obligations during the period. There is a risk, however, if significant unexpected cash needs arise, that its funds (including distributions) will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

       If the asset contribution is not completed, the Company would require certain additional capital expenditures over the next few years both to comply with government mandated projects, such as emergency 911 service and local number portability, and to upgrade its technology to global system for mobile communications/general packet radio service (GSM/GPRS) as a step toward provision of 3G (third generation) services to its customers, similar to the recent announcement by AT&T Wireless of its intention to add a GSM-overlay to its network. As a result, the Company estimates that its capital expenditures for the years 2003 and 2004 could increase to approximately $52 million and $58 million, respectively. The Company's operating cash flow and cash on hand should be sufficient to finance these expenditures.

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

                                    PRICE COMMUNICATIONS CORPORATION


Date: May 31, 2002                  By:      /S/ ROBERT PRICE
                                       ---------------------------
                                    Robert Price
                                    Director, President and Treasurer


                                    By:      /S/ KIM I. PRESSMAN
                                       ------------------------------
                                    Kim I. Pressman
                                    Director, Executive Vice President
                                    and Principal Financial Officer


                                    By:      /S/ MICHAEL WASSERMAN
                                       --------------------------------
                                    Michael Wasserman
                                    Vice President and Chief Accounting Officer