Form 10-K/A
period 2001-12-31
PRICE COMMUNICATIONS CORP
filed 2002-06-03
CIK 355787

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED
        --------------------                         ---------------------
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

AGREEMENT TO CONTRIBUTE BUSINESS OF PRICE COMMUNICATIONS WIRELESS

       On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership"), subject to shareholder approval, in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "asset contribution "). New Limited Partnership will assume certain liabilities of PCW relating to the contributed business (including such liabilities as arise under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). For financial statement purposes, the Company expects to record a gain on the transaction.

       If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the asset contribution, the Company will have an option, subject to the approval of the shareholders of the Company, to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period which begins upon the later of
(i) the date of the initial public offering and (ii) the one-year anniversary of the asset contribution.

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

       Subject to certain adjustments, the amount of PCW's initial capital account in the partnership will be approximately $1.15 billion. Pursuant to the partnership agreement, any profits of the partnership will be allocated to PCW's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness) accreted quarterly on the weighted daily average balance of PCW's capital account (for a maximum period of four years). It is currently expected that the maximum preferred return after such adjustment will be approximately 3.6% per annum. Any losses incurred by the partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. With respect to each quarter ending after the second anniversary of the contribution transaction, the partnership will distribute to PCW an amount in cash equal to 50% of PCW's share of any profits of the partnership. These distributions will reduce PCW's capital account in the partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

       The Company expects to account for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the Company's balance sheet will equal the credit in the capital account on the partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return.

MARKETS AND SYSTEMS

       Price Wireless' cellular telecommunications systems serve contiguous licensed service areas in Georgia, Alabama and South Carolina. Price Wireless also has a cellular service area in Panama City, Florida. The following table sets forth, with respect to each service area in which Price Wireless owns a cellular telecommunications system, the estimated population and national MSA ranking of such service area.

                                                              ESTIMATED
         SERVICE AREA                       MSARANK         POPULATION(1)
         ------------                       -------         -------------
         Albany, GA                           261               120,822
         Augusta, GA                          108               452,846
         Columbus, GA                         153               250,929
         Macon, GA                            138               322,544
         Savannah, GA                         155               293,000
         Georgia-6 RSA                         --               211,408
         Georgia-7 RSA                         --               139,606
         Georgia-8 RSA                         --               166,601
         Georgia-9 RSA                         --               124,063
         Georgia-10 RSA                        --               162,261
         Georgia-12 RSA                        --               220,558
         Georgia-13 RSA                        --               157,068
         Dothan, AL                           246               137,916
         Montgomery, AL                       139               333,065
         Alabama-8 RSA                         --               196,259
                                                              ---------
           Subtotal                                           3,288,946
                                                              ---------
         Panama City, FL                      283               148,217
                                                              ---------
           Total                                              3,437,163
                                                              =========

----------
(1)    Based on population estimates from U.S. Census 2000.

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

       The Company at year-end had approximately $246.4 million in cash or cash equivalents. Its ability to borrow additional funds is limited by the covenants contained in the two outstanding debt instruments. The Company's cash interest requirement is approximately $68.5 million for the next several years until the $525.0 million 9 1/8% notes are repaid in 2006 and the $175.0 million 11 3/4% notes are repaid in July 2007. The 9 1/8% notes are callable after June 15, 2002, and the 11 3/4% notes are callable after July 15, 2002. The Company expects to generate sufficient operating cash flow to meet its liquidity needs for the next twelve months.

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

       LIMITATIONS ON ACCESS TO CASH FLOW OF SUBSIDIARIES. PCC does not have, and may not in the future have, any significant assets other than the common stock of its subsidiaries and cash, which approximated $34.2 million at December 31, 2001. The current indentures of the Company's subsidiaries impose substantial restrictions on the ability of the Company's subsidiaries to pay dividends to the Company. Any payment of dividends to the Company is subject to the satisfaction of certain financial conditions set forth in the indentures as well as restrictions under applicable state corporation law. Under these indentures, the Company's subsidiaries are prohibited for the foreseeable future from dividending any monies to the Company. The Company has not in the past paid any cash dividends to its common shareholders and does not expect to pay any cash dividends to common shareholders in the foreseeable future. The ability of the Company and its subsidiaries to comply with the conditions of its financial obligations may be affected by events that are beyond the control of the Company. The breach of any such conditions could result in a default under the financing agreements and in the event of any such default, the lenders could elect to accelerate the maturity of the loans under such indebtedness. In the event of such acceleration, all outstanding debt would be required to be paid in full before any cash could be distributed to the Company. There can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay all outstanding indebtedness or meet other financial obligations.

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

       FOLLOWING COMPLETION OF THE CONTRIBUTION TRANSACTION, THE COMPANY MAY HAVE LIMITED SOURCES OF CASH TO MEET ITS OBLIGATIONS. From the asset contribution to the exchange of the preferred interest for either the common stock of Verizon Wireless Inc. or Verizon Communications, the preferred is expected to be substantially all of the Company's assets. While PCW will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return, which is currently expected to be 3.6% per annum after giving effect to certain adjustments (which allocations, to the extent not distributed in cash, will increase PCW's capital account in Verizon Wireless of the East), it will not during the two year period following the asset contribution receive any cash distributions in respect of the preferred return. However, after the second anniversary of the asset contribution, for a period of up to two years, PCW will receive cash distributions equal to 50% of its preferred return. The Company currently expects to retain approximately $65 million to $70 million of total net cash and securities (assuming a closing on June 30, 2002). During the period following the asset contribution, the Company does not expect to have sources of cash other than the cash remaining after the contribution, the cash distributions from Verizon Wireless of the East, income from the investment of cash and any funds that it may be able to borrow. The Company currently anticipates that its cash and income will be sufficient to meet its cash obligations during this period. There is a risk, however, if significant unexpected cash needs arise, that its funds (including distributions) will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

       THERE ARE RESTRICTIONS ON THE COMPANY'S ACTIVITIES AFTER IT HAS EXCHANGED THE PREFERRED INTEREST FOR VERIZON WIRELESS COMMON STOCK OR VERIZON COMMUNICATIONS COMMON STOCK. At the time of an exchange of the preferred interest for shares of either Verizon Wireless common stock or Verizon Communications common stock, such shares may account for a substantial portion of the asset value of PCC. As a result, in order to avoid being required to register as an "investment company" under the Investment Company Act, which would (among other things) limit the ability of other registered investment companies to own shares of PCC's common stock, PCC may need to (1) liquidate or
(2) be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. While the management of PCC has indicated that its current intent is to recommend that PCC be liquidated, it has also indicated that, consistent with its fiduciary duties, it intends to review other potential business opportunities (including broadcasting, wireless and other similar opportunities) during the period prior to any such recommendation. Registering as an investment company could limit the Company's ability to take advantage of potential business opportunities or require changes to the corporate and operational structure of the Company.

       THE COMPANY WILL HAVE LIMITED MANAGEMENT RIGHTS WITH RESPECT TO VERIZON WIRELESS OF THE EAST. Subject to the veto rights granted to the Company under the limited partnership agreement relating to, among other things, acquisitions and dispositions of assets, engaging in other business activities, incurring indebtedness, capital contributions and distributions, related party transactions and equity issuances, Verizon Wireless of Georgia will have the right to manage the right to manage the of Verizon Wireless of the East as its managing general partner. The Company cannot assure you that Verizon Wireless of Georgia will be successful in managing Verizon Wireless of the East or that Verizon Wireless of Georgia's interests in managing Verizon Wireless of the East will not conflict with the interests of the Company.

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

                                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       2001        2000        1999        1998       1997(6)
                                                     --------    --------    --------    --------    --------
Subscribers at end of period (1)                      570,405     528,405     453,984     381,977     309,606
Penetration at end of period (2)                        16.60%      15.89%      13.65%      11.57%       9.40%
Cost to add a gross subscriber (3)                   $    168    $    177    $    199    $    214    $    220
Average monthly churn (4)                                2.14%       1.95%       1.95%       1.91%       1.88%
Average monthly service revenue per subscriber (5)   $  49.95    $  53.93    $  56.11    $  52.04    $  52.06

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

(4) Determined for the periods by dividing total subscribers discontinuing (excluding disconnected pre-pay and local-only subscribers) service by the average number of subscribers (including active pre-pay and local-only subscribers) for such period, and divided by the number of months in the relevant period.

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

SUBSCRIBERS AND SYSTEM USAGE

       The Company's subscribers have increased to 570,405 at December 31, 2001. Reductions in the cost of cellular telephone services and equipment at the retail level have led to an increase in cellular telephone usage by general consumers for non- business purposes. As a result, the Company believes that there is an opportunity for growth in each of its existing service areas. The Company will continue to broaden its subscriber base for basic cellular telephone services as well as increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers thereby increasing the potential for additional revenue. In 2001, cellular telephone service revenues represented 93.9% of the Company's total revenues with equipment sales and installation representing the balance.

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

                                                                  COMPANY                             PREDECESSOR
                                         ------------------------------------------------------------ ------------
                                                                                       FOR THE PERIOD   FOR THE
                                                                                        OCT. 1, 1997      NINE
                                                  FOR THE YEAR ENDED DEC. 31,             THROUGH     MONTHS ENDED
                                         ---------------------------------------------    SEPT. 30,    DEC. 31,
                                           2001        2000        1999        1998         1997         1997
                                         ---------   ---------   ---------   ---------    ---------    ---------
SERVICE REVENUE:
  Access and usage (1)                   $ 184,198   $ 175,988   $ 166,030   $ 140,024    $  31,786    $  89,339
  Roaming (2)                               29,313      40,491      39,665      27,029        5,691       14,447
  Incollect (3)                             26,126      34,486      35,661          (7)          (7)          (7)
  Long distance (4)                         21,850      26,537      22,188      13,045        2,014        5,949
  Other (5)                                 10,456       9,497       5,692       4,554          891        2,061
                                         ---------   ---------   ---------   ---------    ---------    ---------
  Total service revenue                    271,943     286,999     269,236     184,652       40,382      111,796
  Equipment sales and installation (6)      17,731      17,995      15,548      12,053        2,308        6,242
                                         ---------   ---------   ---------   ---------    ---------    ---------
  Total                                  $ 289,674   $ 304,994   $ 284,784   $ 196,705    $  42,690    $ 118,038
                                         =========   =========   =========   =========    =========    =========

----------
(1) Access and usage revenues include monthly access fees for providing service and usage fees based on per minute usage rates and for post and prepaid subscribers.

(2) Roaming revenues are fees charged for providing services to subscribers of other systems when such subscribers or "roamers" place or receive a telephone call within one of the Company's service areas.

(3) Incollect revenue represents charges for the Company's subscribers placing calls in other carriers' markets.

(4) Long distance revenue is derived from long distance telephone calls placed by the Company's subscribers.

(5) Other revenue includes, among other things, connect fees charged to subscribers for initial activation on the cellular telephone system and fees for feature services such as voicemail, call forwarding and call waiting.

(6) Equipment sales and installation revenue includes revenue derived from the sale of cellular telephones and fees for the installation of such telephones.

(7) Recorded as an offset against engineering, technical and other direct costs.

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

       The Company recently added several new services, which it believes, would provide additional revenue sources. Using the TDMA IS-136 standard for the Company's digital services, the Company offers Enhanced Short Messaging Services
(SMS) including text messaging and e-mail addresses. Subscribers are also able to order content from internet sources such as weather reports, horoscopes, stock quotes and various other data at their discretion, on a subscription basis. The Company has engaged a third party provider to customize this service for its subscribers. Additionally, the Company will deploy Wireless Application Protocol (WAP) to allow customers to browse the internet with new handsets to be introduced by certain manufacturers. This service will provide customers the means to be totally interactive by selecting what information they desire real time via wireless handsets.

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

     The following table sets forth, by market, at the dates indicated, the number of the Company's operational cell sites.

                                       AT DECEMBER 31,
                            ---------------------------------------
                            2001     2000     1999    1998     1997
                            ----     ----     ----    ----     ----
     Georgia/Alabama         360      312      257     223      207
     Panama City, FL          18       16       15      12       12
                            ----     ----     ----    ----     ----
         Total               378      328      272     236      219
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

COMPETITION

       The cellular telephone service industry in the United States is highly competitive. Cellular telephone systems compete principally on the basis of services and enhancements offered, the technical quality of the cellular system, customer service, coverage capacity and price of service and equipment. Currently, the Company's primary competition in each of its service areas is the other cellular licensee-the wireline carrier. The table below lists the wireline competitor in each of the Company's existing service areas.

MARKET                 WIRELINE COMPETITOR
-------                -------------------
Albany, GA             ALLTEL
Augusta, GA            ALLTEL
Columbus, GA           Public Service Cellular
Macon, GA              Cingular Wireless
Savannah, GA           ALLTEL
Georgia-6 RSA          Cingular Wireless and Public Service Cellular(1)
Georgia-7 RSA          ALLTEL and Cingular Wireless(1)
Georgia-8 RSA          ALLTEL
Georgia-9 RSA          ALLTEL and Public Service Cellular(1)
Georgia-10 RSA         ALLTEL
Georgia-12 RSA         ALLTEL
Georgia-13 RSA         ALLTEL
Dothan, AL             ALLTEL
Montgomery, AL         ALLTEL
Alabama-8 RSA          Public Service Cellular and ALLTEL(1)
Panama City, FL        ALLTEL

--------------
(1) The FCC has granted licenses subdividing the service area between these carriers.

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

CERTAIN TERMS

     Interests in cellular markets that are licensed by the FCC are commonly measured on the basis of the population of the market served with each person in the market area referred to as a "Pop". The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 2001 population of an MSA or RSA, as derived from the 2000 U.S. Census. MSAs and RSAs are also referred to as "markets". The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system.

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

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) MARKET FOR COMMON STOCK

     PCC is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PR". The range of high and low last sale prices for PCC's Common Stock on the NYSE for each of the quarters of 2001 and 2000 as reported by the NYSE was:

                                            2002                  2001                  2000
                                      ---------------       ---------------       ---------------
     QUARTER                           HIGH      LOW         HIGH      LOW         HIGH     LOW
     -------                          ------   ------       ------   ------       ------   ------
     First (through March 15, 2002)   $19.25   $17.72       $20.17   $16.00       $26.56   $21.00
     Second                                                  20.25    16.15        25.00    18.75
     Third                                                   20.35    15.00        24.38    18.38
     Fourth                                                  20.13    16.05        23.00    15.50

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

                                                                        CONSOLIDATED OPERATING STATEMENT ITEMS
                                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------------
                                                             2001          2000          1999           1998           1997(10)
                                                           ---------     ---------     ---------     ---------        ---------
Service Revenue                                            $ 271,943     $ 286,999     $ 269,236     $ 184,652(1)     $  41,365(1)
Equipment Sales and Installation                              17,731        17,995        15,548        12,053            2,348
                                                           ---------     ---------     ---------     ---------        ---------
Revenue                                                      289,674       304,994       284,784       196,705           43,713
Engineering, Technical and Other Direct Expenses              58,922        59,806        65,327        28,122(1)         5,978(1)
Cost of Equipment                                             33,028        32,685        28,650        23,086            5,259
Selling, General and Administrative Expenses                  74,738        64,984        65,150        61,093           16,750
Non-cash Compensation - Selling, General and
   Administrative                                              3,649         3,649         1,973            --               --
Depreciation and Amortization                                 47,975        46,981        45,157        43,625           11,107
                                                           ---------     ---------     ---------     ---------        ---------
Operating Income                                              71,362        96,888        78,527        40,779            4,619
Other Income (Expense):
   Interest, net                                             (61,248)      (59,661)      (72,892)      (76,926)         (20,063)
   Other, net                                                  7,157         7,711        12,251        15,279            1,400
                                                           ---------     ---------     ---------     ---------        ---------
     Total Other Income (Expense)                            (54,091)      (51,950)      (60,641)      (61,647)         (18,663)
Minority Interest                                               (631)       (1,432)       (1,664)       (2,178)            (414)
Extraordinary Item-Loss on Early Extinguishment of
   Debt (net of tax benefit of $15,893)                           --            --            --       (27,061)              --
Cumulative effect on prior year of change in revenue
   recognition (net of tax expense of $92)                        --          (158)           --            --               --
Income Tax (Expense) Benefit                                  (5,695)      (14,972)       (6,002)        8,523            5,509
                                                           ---------     ---------     ---------     ---------        ---------
Net Income (Loss)                                          $  10,945     $  28,376     $  10,220     $ (41,584)       $  (8,949)
                                                           =========     =========     =========     =========        =========
Per Share Amounts (2):
Basic Earnings (Loss) Per Share Before Cumulative Effect
   of Accounting Change and Extraordinary Item                     $         .20 $         .51 $          .22$(.40)   $    (.22)
Basic Earnings (Loss) per share for Accounting Change
   and Extraordinary Item                                         --            --            --          (.73)              --
                                                           ---------     ---------     ---------     ---------        ---------
Basic Earnings (Loss) Per Share                            $     .20     $     .51     $     .22     $   (1.13)       $    (.22)
Diluted Earnings Per Share Before and After Cumulative
   Effect of Accounting Change and Extraordinary Item      $     .20     $     .50     $     .22     $   (1.13)       $    (.22)
OTHER DATA:
Capital Expenditures                                       $  18,620     $  27,218     $  24,575     $  14,725        $  14,515
Net Cash Provided By (Used In):
   Operating Activities                                    $  67,745     $  63,075     $  74,591     $  12,366        $   6,451
   Investing Activities                                       10,381       (41,490)      (30,746)       21,361         (312,577)
   Financing Activities                                      (12,387)      (32,108)      (57,613)      141,821          252,220
Penetration (3)                                                16.60%        15.89%        13.65%        11.60%            9.40%
Subscribers at the End of Period (4)                         570,405       528,405       453,984       381,977          309,606
Cost to Add a Gross Subscriber (5)                         $     168     $     177     $     199     $     214        $     220
Cost to Add a Net Subscriber (6)                           $     945     $     509     $     471     $     448        $     370
Average Monthly Revenue per
   Subscriber (7)                                          $   49.95     $   53.93     $   56.11     $   52.04        $   50.59
Average Monthly Churn (8)                                       2.14%         1.90%         1.95%         1.91%            1.84%
Ratio of Earnings to Fixed Charges (9)                         1.24x         1.61x         1.21x            (8)              (8)


----------
(1) Incollect roaming revenue is excluded from service revenue and is used to reduce engineering, technical and other direct expenses.

(2) Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in May 1999, January 1999, April 1998 (2), and December 1997, the 2 for 1 stock split in August 1998 and the 5% stock dividend in August 1999.

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

                                           CONSOLIDATED BALANCE SHEET ITEMS
                                                   AS OF DECEMBER 31,
                            --------------------------------------------------------------
                               2001         2000         1999         1998         1997
                            ----------   ----------   ----------   ----------   ----------
Total Current Assets        $  289,392   $  254,287   $  229,226   $  237,555   $   79,864
Total Assets                 1,261,698    1,264,803    1,258,620    1,285,965    1,173,523
Total Current Liabilities       56,751       50,672       51,626       46,795       55,518
Long-Term Debt                 700,000      700,000      700,000      909,432      690,300
Shareholders' Equity           175,642      172,612      173,190        4,379       60,926

                                                             CONSOLIDATED OPERATING STATEMENT ITEMS
                                                                         FOR PREDECESSOR
                                                             --------------------------------------
                                                                            FOR THE
                                                                          NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                              1997
                                                                      --------------------
Revenue:
Cellular Service                                                           $ 134,123(1)
   Equipment Sales and Installation                                            7,613
                                                                           ---------
     Total Revenue                                                           141,736
                                                                           ---------
   Engineering, Technical and Other Direct Expenses                           23,301(1)
   Cost of Equipment                                                          16,112
   Selling, General and Administrative Expenses                               41,014
   Depreciation and Amortization                                              25,498
                                                                           ---------
   Operating Income                                                           35,811
                                                                           ---------
   Other Income (Expense):
     Interest, net                                                           (24,467)
     Other, net                                                                  208
                                                                           ---------
       Total Other Expenses                                                  (24,259)
                                                                           ---------
   Minority Interest                                                          (1,310)
     Income Tax Expense                                                       (4,153)
                                                                           ---------
     Net Income                                                            $   6,089
                                                                           =========

OTHER DATA:
Capital Expenditures                                                       $  40,757
Operating Income Before Depreciation and .Amortization ("EBITDA") (2)      $  61,309
EBITDA Margin on Service Revenue                                                45.7%
Net Cash Provided By (used in):
   Operating Activities                                                    $  38,791
   Investing Activities                                                      (73,759)
   Financing Activities                                                       36,851
Penetration (3)                                                                 8.60%
Subscribers at the End of Period (4)                                         337,345
Cost to Add a Net Subscriber (5)                                           $     514
Average Monthly Service Revenue per Subscriber (6)                         $   53.99
Average Monthly Churn (7)                                                       1.89%
Ratio of Earnings to Fixed Charges (8)                                         1.45x

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

AGREEMENT TO CONTRIBUTE ASSETS OF PRICE COMMUNICATIONS WIRELESS

     On December 18, 2002, the Company agreed to the contribution of substantially all of the assets of Price Communications Wireless and approximately $150 million in cash to Verizon Wireless of the East in exchange for a preferred limited partnership interest in Verizon Wireless of the East. Verizon Wireless of the East will assume and redeem $700 million of indebtedness of the Company. It is currently anticipated that after giving effect to certain adjustments provided for in the transaction agreement governing the asset contribution, the Company's initial capital account in Verizon Wireless of the East will be approximately $1.11 billion. The Company will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return, which is currently expected to be 3.6% per annum after giving effect to certain adjustments (which allocations to the extent not distributed in cash will increase the Company's capital account in Verizon Wireless of the East). After the second anniversary of the asset contribution, for a period of up to two years, the Company will receive cash distributions equal to 50% of its preferred return.

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

     Verizon Wireless of the East will be managed by a wholly-owned subsidiary of Cellco Partnership, and the Company will have limited veto rights over certain transactions in which Verizon Wireless of the East may engage. There can be no assurances that the managing general partner of Verizon Wireless of the East will be successful in managing Verizon Wireless of the East or that the managing general partner's interests in managing Verizon Wireless of the East will not conflict with the interests of the Company.

     Following an exchange of the preferred interest for either Verizon
Wireless or Verizon Communications common stock, to the extent that the Company has not acquired other assets, substantially all of its income will be derived from dividends that may be paid in respect of the shares of Verizon Wireless or Verizon Communications common stock received in the exchange. The Company is not contractually entitled to receive any dividends or distributions in respect of the shares of common stock its receives in the exchange and there can be no assurances that either Verizon Wireless or Verizon Communications will pay dividends to its shareholders.

RESULTS OF OPERATIONS

     Based on discussions with the SEC, the Company revised the classification of incollect roaming revenue to reflect such revenue as part of revenues from cellular service, rather than as an offset to incollect roaming costs, as the Company has historically done in the past. Such recommended change by the SEC in classification resulted in an increase in corporate revenue from cellular service and a corresponding increase in engineering, technical and other direct costs of $26.1 million, $34.5 million and $35.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total operating income, net income and all other financial statements are not effected by this change in classification.

     The following table sets forth for the periods indicated, the percentage which certain amounts bear to total revenue.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                     2001        2000        1999
                                                    -------     -------     -------
REVENUE:
      Service                                          93.9%       94.1%       94.5%
      Equipment sales and installation                  6.1         5.9         5.5
                                                    -------     -------     -------
Total Revenue                                         100.0       100.0       100.0
                                                    -------     -------     -------
OPERATING EXPENSES:
      Engineering, technical and other direct:
         Engineering and technical (1)                  6.0         4.6         4.8
         Other direct costs of services (2)            14.4        15.0        18.2
      Cost of equipment (3)                            11.4        10.7        10.1
      Selling, general and administrative:
         Selling and marketing (4)                      8.4         7.6         7.5
         Customer service (5)                           7.5         6.6         5.8
         General and administrative (6)                 9.9         7.1         9.5
         Non-cash compensation                          1.2         1.2          .7
      Depreciation and amortization                    16.6        15.4        15.8
                                                    -------     -------     -------
TOTAL OPERATING EXPENSES                               75.4        68.2        72.4
                                                    -------     -------     -------
OPERATING INCOME                                       24.6%       31.8%       27.6%
OPERATING INCOME BEFORE DEPRECIATION AND
   AMORTIZATION AND NON-CASH COMPENSATION (7)          43.3%       49.3%       45.1%

----------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.

(2) Consists of costs of roaming, costs of prepaid service, costs of long distance, costs of interconnection with wireline telephone companies and other costs of services.

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

     REVENUE. Service revenues totaled approximately $271.9 million for the current year compared to approximately $287.0 million for 2000 or a decrease of 5.3%. The $15.1 million decrease is principally a result of the reduction in outcollect air and toll revenue ($15.0 million). Partially offsetting this decrease, is an increase in access revenue ($8.7 million) principally due to an increase in the average revenue per rate plan combined with added post paid subscribers for the current twelve month period. Although the Company was able to realize an increase in its average access revenue per plan, there was a corresponding increase in the number of free minutes included with these plans which resulted in a decrease of $2.5 million in post paid airtime revenue. As the Company moved toward the increased usage of multi state and national plans, there was a corresponding decrease in the amount of incollect revenue ($8.4 million) and long distance revenue billed to its subscribers ($880,000). The number of prepaid subscribers increased during the current year, which increased prepaid revenue by $2.0 million. Other local revenue items resulted in an increase of $957,000 for the current twelve month period. The reduction in outcollect air and toll revenue is a combination of reduced average reimbursement rates ($.31 for the year ended December 31, 2000 compared to $.25 for the current year) and minutes of use (119.1 million minutes for the current year compared with 129.9 million minutes for last year). The decreasing reimbursement rates are a result of increased competition for roaming traffic, which led to reduced negotiated contractual rates with other cellular carriers. This trend may continue as a result of new roaming rates negotiated with some of the Company's roaming partners as well as the increased number of wireless carriers in each market, which can be utilized by other carriers' subscribers.

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

     OPERATING EXPENSES. Operating expenses increased $10.2 million from $208.1 million in 2000 to $218.3 million in 2001. As a percentage of total revenue, operating expenses increased from 68.2% of total revenue in 2000 to 75.4% of total revenue in 2001. After excluding non-cash compensation and depreciation and amortization, operating expenses amount to 51.6% of total revenue for 2000 compared to 57.6% of total revenue for 2001. Total operating costs per subscriber excluding PCC overhead and all non-cash charges amounted to $18.17 in 2001 compared with $17.27 in 2000 (net of incollect revenue for both years).

     Engineering, technical and other direct expenses decreased from $59.8 million in 2000 to $58.9 million in 2001. There are three major components in this category. The cost of incollect roaming, which represents the amount paid to other cellular carriers for the Company's subscribers roaming in other carriers' markets, variable network costs such as inter-trunk, long distance and directory assistance costs, and engineering costs which consist principally of salaries and related fringe benefits, fixed span line costs and tower rentals.

     As a result of negotiations with other cellular carriers (see comments above concerning outcollect revenue), the Company was able to reduce the amount it reimburses those carriers for incollect roaming resulting in a reduction of incollect cost from $33.4 million in 2000 to $24.6 million in 2001. In addition, there were reductions in long distance and directory assistance costs resulting from renegotiated rates.

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

     Selling, general and administrative ("SG&A") increased from $65.0 million for 2000 to $74.7 for the current year. As a percentage of total revenue, SG&A increased from 21.3% of total revenue in 2000 to 25.8% in 2001.

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

     General and administrative expenses the final component of SG&A increased to $28.7 million in 2001 from $21.6 million in 2000. The increase for the current year of $7.1 million is principally a result of the increase in the current year of the provision for bad debts, which increased from $4.2 million in 2000 to $10.7 million in 2001. During the fourth quarter of 2000, the Company changed its billing vendor when it learned that the previous billing vendor would not be a long-term participant in the cellular billing business. The transition encountered problems and as a result, the Company's collection efforts were hampered, which led to a longer average aging period of the Company's accounts receivable and a necessity to provide a higher provision for bad debts. In the fourth quarter of the current year, the Company has consolidated the collection process in one location in order to perform the collection process more efficiently. General and administrative expenses, excluding customer service costs, increased from 7.1% of revenue for the previous year to 9.9% for the current year.

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

     Operating income decreased from $96.9 million in 2000 to $71.4 million in 2001. Earnings before non-cash compensation and depreciation and amortization ("EBITDA") amounted to $147.5 million for 2000 or 48.4% of total revenue compared to $123.0 million or 42.5% of total revenue for 2001. The decline is primarily a function of the decrease in roaming air and toll revenue and the increase in the provision for bad debts.

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

     The income tax provision for 2001 of $5.7 million compared to the provision of $15.0 million in 2000 is principally a result of the decrease in financial statement taxable income in 2001 at an effective rate of approximately 37% adjusted for certain non-taxable security transactions in both years.

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

     REVENUE. Service revenues totaled approximately $287.0 million for the current year compared to approximately $269.2 million for 1999 or an increase of 6.6%. The increase is principally a result of the greater amount of access revenue ($5.7 million) due to the increase in the average number of post paid subscribers, as well as increases in toll revenue ($4.4 million), feature revenue ($2.5 million) and prepaid airtime revenue ($4.0 million). The increase in toll revenue is primarily due to the increase in the number of minutes used by post paid subscribers (an increase of 463 million minutes) which per subscriber increased from 250 minutes per post paid subscriber in 1999 to 318 minutes in 2000. Despite the increase in minutes of use, airtime revenue was flat as the Company's rate plans provided larger amounts of free minutes than in the past in order to remain competitive in its markets. As a result of increased competition for additional post paid cellular subscribers, the Company's local revenue per cellular subscriber decreased slightly from $40.16 in 1999 to $39.42 in 2000. In addition, the Company's outcollect roaming revenue, which is revenue that the Company derives from other cellular companies' subscribers roaming in our markets, increased by ($826,000) as a result of an increase in usage from
105.8 million minutes in 1999 to 129.9 million minutes in 2000, partially offset by reduced reimbursement rates from the other carriers. The Company expects this trend to continue as a result of new roaming rates negotiated with some of the Company's roaming partners as well as the increased number of wireless carriers in each market, which can be utilized by other carriers. Incollect revenue, which is revenue the Company bills its subscribers for roaming in other carriers' markets, decreased from $35.7 million in 1999 to $34.5 million in the current year. As the Company increases its emphasis on multi-state rate plans, this trend will continue.

     Equipment and installation revenue amounted to $18.0 million for the current year compared to $15.5 million in 1999. The increase in equipment revenue of 16.1% is primarily a combination of a greater number of gross pre and post paid subscriber additions (39,409 increase over 1999) as well as a greater emphasis on accessory sales to new subscribers.

     OPERATING EXPENSES. Operating expenses increased $1.8 million from $206.3 million in 1999 to $208.1 million in 2000. As a percentage of total revenue, operating expenses decreased from 72.4% of total revenue in 1999 to 68.2% of total revenue in 2000. After excluding non-cash compensation and depreciation and amortization, operating expenses amount to 51.6% of total revenue for 2000 compared to 55.9% of total revenue for 1999. Total operating costs per cellular subscriber excluding PCC overhead and all non-cash charges amounted to $17.27 in 2000 and $20.68 in 1999 (net of incollect revenue for both years).

     Engineering, technical and other direct expenses decreased from $65.3 million in 1999 to $59.8 million in 2000. There are three major components in this category. The cost of incollect roaming, which represents the amount paid to other cellular carriers for the Company's subscribers roaming in other carriers' markets, variable network costs such as inter trunk, long distance and directory assistance costs, and engineering costs which consist principally of salaries and related fringe benefits, fixed span line costs and tower rentals.

     As a result of negotiations with other cellular carriers (see comments above concerning outcollect revenue), the Company was able to reduce the amount it reimburses those carriers for incollect roaming resulting in a reduction of $6.2 million in incollect cost for the current year. This reduction was augmented by decreased long distance and directory assistance costs resulting from renegotiated rates. Partially offsetting these cost savings, were increases in variable telephone costs such as interconnect and reverse toll charges as well as the direct cost of prepaid usage due to the increase in prepaid revenue and the implementation of a new prepaid software system.

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

     Selling, general and administrative ("SG&A") decreased slightly from $65.2 million for 1999 to $65.0 for the current year. As a percentage of total revenue, SG&A decreased from 22.9% of total revenue in 1999 to 21.3% in 2000. Sales and marketing costs which include installation costs, salaries, commissions and advertising, amounted to $23.2 million for the year 2000 and $21.5 million for 1999. Increases in salaries and related benefits, commissions and advertising expenditures increased in total by $1.2 million as the number of gross activations increased for the current year. The cost to add a gross subscriber, which consists of the net loss on equipment sales and sales and marketing expenditures, decreased from $198.68 in 1999 to $177.63 in 2000.

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

     Operating income grew from $78.5 million 1999 to $96.9 million in 2000. Earnings before non-cash compensation and depreciation and amortization ("EBITDA") amounted to $147.5 million for 2000 or 48.4% of total revenue compared to $125.7 million or 44.1% of total revenue for 1999. The improvement is a function of management's ability to control costs while still maintaining subscriber growth. The increase in EBITDA from 1999 to 2000 represents a growth of 17.3%.

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

     The Company's cash flow from operating activities is principally a result of net income adjusted for non-cash charges and marketable security transactions. The change in accounts receivable positively affected the 2001 cash from operating activities and negatively affected the 2000 cash from operating activities. The year ended December 31, 2000, saw a large increase in accounts receivable as a result of the change in billing vendors during the latter part of 2000 and the resulting problems with the conversion as previously discussed. The difficulty incurred with the conversion caused customers statements to be mailed later than normal which resulted in a delay in cash payments from the Company's subscribers. During the year ended December 31, 2001, the Company reduced their receivable balance to a level comparable to the balance at the end of 1999 which resulted in a positive cash flow of $13.2 million compared to a decrease of $12.4 million for 2000. Contributing to the decrease in the level of accounts receivable was the centralization of the collection process, resolution of the conversion issues and an increase of $5.9 million for accounts receivable written-off. The Company spent a lower amount for capital expenditures for the current year as compared to the previous two years resulting in a decrease of $8.6 million and $6.0 million for the current year when compared with 2000 and 1999, respectively. At December 31, 2001, the Company had sold most of its marketable securities and had sold its investment in other cellular properties. The Company also repurchased less of its common stock, which was the principal component of cash used in financing activities.

     From the asset contribution to the exchange of the preferred interest for either the common stock of Verizon Wireless Inc. or Verizon Communications, the preferred interest is expected to be substantially all of the Company's assets. While the Company will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return, which is currently expected to be 3.6% per annum after giving effect to certain adjustments (which allocation, to the extent not distributed in cash, will increase PCW's capital account in Verizon Wireless of the East), it will not during the two year period following the asset contribution receive any cash distribution in respect of the preferred return. However, after the second anniversary of the asset contribution, for a period of up to two years, PCW will receive cash distributions equal to 50% of its preferred return. The Company currently expects to retain approximately $65 million to $70 million of total net cash and securities (assuming a closing on June 30, 2002). During the period following the asset contribution, the Company does not expect to have sources of cash other than the cash remaining after the asset contribution, the cash distributions from Verizon Wireless of the East, income from the investment of cash and any funds that the Company may be able to borrow. The Company currently anticipates that its cash needs and income will be sufficient to meet its cash obligations during the period. There is a risk, however, if significant unexpected cash needs arise, that its funds (including distributions) will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

     If the asset contribution is not completed, the Company would require certain additional capital expenditures over the next few years both to comply with governmental mandated projects, such as emergency 911 service and local number portability, and to upgrade its technology to global system for mobile communications/general packet radio service (GSM/GPRS) as a step toward provision of 3G (third generation) services to its customers, similar to the recent announcement by AT&T Wireless of its intention to add a GSM-overlay to its network. As a result, the Company estimates that its capital expenditures for the years 2003 and 2004 could increase to approximately $52 million and $58 million, respectively. The Company's operating cash flow and cash on hand should be sufficient to finance these expenditures.

     The Company has obtained an opinion of Proskauer Rose LLP that, subject to certain assumptions and conditions set forth in the opinion, neither the asset contribution transaction nor the exchange of the preferred interest for Verizon Communications common stock or Verizon Wireless common stock should be taxable to Price Communications. Proskauer Rose LLP has also opined that if, after the exchange, the Company is dissolved and the Verizon Communications common stock or Verizon Wireless common stock and the other assets of the Company are distributed to the Company's shareholders within one year following the exchange, the receipt of such common stock should not be taxable to the Company's shareholders (although this would be taxable to the extent of the value of any other assets which are distributed to them). There is a risk, however, that, if the assumptions and conditions which support the Proskauer Rose LLP opinion are not satisfied, or if the Internal Revenue Service and a court disagree with the conclusions reached in the Proskauer Rose LLP opinion, then the asset contribution transaction, the exchange, or both, would be taxable to Price Communications, which may result, in either case, in the Company incurring in excess $500 million of federal tax liability and also substantial state and local income tax liability. Proskauer Rose LLP nevertheless believes that, if these conditions and assumptions are satisfied, the courts should agree with the conclusions of the opinion. If the exchange is taxable, and if the Company is liquidated after the exchange, the liquidating distribution will be fully taxable to the Company's shareholders.

     PREFERRED INTEREST. The preferred interest will be exchangeable for Verizon Wireless common stock at the election of the Company if an initial public offering of Verizon Wireless common stock meeting certain size requirements is completed within four years of the asset contribution transaction. The preferred interest will be exchanged for shares of Verizon Communications common stock on the fourth anniversary of the asset contribution transaction if a qualifying initial public offering is not completed prior to such anniversary. If a qualifying public offering is completed, but an exchange into Verizon Wireless common stock does not occur, the preferred interest will be exchanged for Verizon Communications common stock on the tenth anniversary of the contribution transaction, or such earlier time as Verizon Communications may determine. In addition, under certain circumstances Verizon Communications will have the option at any time after the asset contribution transaction to require an exchange for Verizon Communications common stock (for example, where there is a change of control of the Company or the preferred interest is transferred to a secured lender in connection with a default under a financing agreement). The number of shares of Verizon Communications common stock issuable to the Company upon exchange will be calculated by reference to the trailing 20-day average closing price of such stock and the price ranges described below.

     Except for certain inter-company transfers or a pledge of all of the preferred interest in connection with a financing transaction consented to by Cellco Partnership, the preferred interest will be non-transferable by the Company. In addition, the shares of Verizon Communications common stock or Verizon Wireless common stock issuable upon an exchange will be subject to lock-up agreements, which will restrict the ability of the Company to dispose of such shares for a period of time.

     RISK RELATED TO EXCHANGE OF PREFERRED INTEREST. The Company's ability to exchange the preferred interest for Verizon Wireless common stock will depend upon the occurrence and timing of a qualifying initial public offering of such stock meeting certain size requirements, over which it has no control. None of Cellco Partnership, Verizon Wireless Inc., Verizon Communications or any other party to the transactions has any obligation to cause a public offering to occur.

     The number of shares of Verizon Wireless common stock issuable to the Company upon an exchange of the preferred interest is equal to the amount of its capital account in Verizon Wireless of the East divided by the price at which the Verizon Wireless common stock is offered to the public in the qualifying initial public offering. Because of the potential time delay, which could be more than a year, between such a public offering and the subsequent exchange of the preferred interest for Verizon Wireless common stock, the market price of Verizon Wireless common stock at the time of such an exchange may be higher or lower than its initial public offering price. As a result, the number of shares of Verizon Wireless common stock issuable upon such an exchange may be more or less than could be acquired in the open market for an amount in cash equal to the amount of the Company's capital account in Verizon Wireless of the East at the time of the exchange.

     If a qualifying initial public offering of Verizon Wireless common stock occurs prior to the fourth anniversary of the asset contribution transaction, the Company will have the right to elect to exchange the preferred interest for Verizon Wireless common stock. If the Company does not make the election, the preferred interest will be exchanged for Verizon Communications common stock at such time as Verizon Communications may determine and, in the absence of such determination, on the tenth anniversary of the asset contribution transaction (subject to certain conditions). If the Company does make the election but the shareholders of the Company do not approve the exchange, or if the preferred interest has not otherwise been exchanged by the tenth anniversary of the asset contribution transaction, then the preferred interest will be exchanged for Verizon Communications common stock on such anniversary (subject to certain conditions). In any such event, the number of shares of Verizon Communications common stock issued upon such exchange will equal the amount of the Company's capital account in Verizon Wireless of the East divided by the greater of the trailing 20-day average closing price of Verizon Communications common stock as of the date of the exchange and $55.30. The $55.30 minimum price would limit the number of Verizon Communications shares to be received by the Company in the event the trading price of Verizon Communications were less than $55.30, and this may result in the Company receiving Verizon Communications common stock with a value which is substantially less than the value of its capital account in Verizon Wireless of the East immediately prior to the exchange. In addition, the Company's entitlement to a preferred return on its capital account in Verizon Wireless of the East would cease on the expiration of the period within which it has the right to elect to exchange for Verizon Wireless common stock. Moreover, at the time of the asset contribution transaction, Verizon Wireless of the East will borrow $350 million from an independent lender to be used to fund a portion of the covenant defeasance and redemption of the Company's $175 million 11 3/4% Senior Subordinated Notes and the $525 million 9 1/8% Senior Secured Notes, which loan will be non-recourse to the Company and the other partners of Verizon Wireless of the East. Following the fifth anniversary of the asset contribution transaction, Verizon Wireless of the East will be permitted to repay this $350 million loan, in which event the Company would suffer significant adverse tax consequences.

     The preferred interest will be exchanged for Verizon Communications common stock if a qualifying initial public offering of Verizon Wireless common stock is not completed prior to the fourth anniversary of the asset contribution transaction, or if such a public offering is completed prior to such anniversary but the Company revokes its election to exchange the preferred interest for Verizon Wireless common stock or such exchange does not otherwise occur within four years following such election and such failure is not the fault of either the Company or Verizon Wireless. In any such event, the number of shares of Verizon Communications common stock issuable upon such exchange will equal the amount of the Company's capital account in Verizon Wireless of the East divided by the trailing 20-day average closing price of such stock, provided such price may not be less than $40 or more than $74. The minimum price of $40 would limit the number of shares of Verizon Communications common stock to be received by the Company in the event the trading price of such shares were less than $40, and this may result in the Company receiving Verizon Communications common stock with a value which is substantially less than the value of its capital account in Verizon Wireless of the East immediately prior to the exchange.

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

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the directors and executive officers of the Company and certain executive officers of Price Communications Wireless, Inc. ("PCW"):

NAME                             AGE     OFFICE
----------------------------------------------------------------------------------------------------
Robert Price                     69      Director, President, Chief Executive Officer, and Treasurer
Michael N. Bruno                 33      President of PCW
John Deardourff (1)              68      Director
Robert F. Ellsworth              75      Director
Ellen Strahs Fader               49      Former Senior Vice President and Secretary
Kim I. Pressman                  45      Director, Executive Vice President, Chief Financial
                                         Officer, Assistant Treasurer, and Secretary
Stuart B. Rosenstein             41      Director
Dennis W. Stone (2)              43      Former President of PCW

----------
(1) Mr. Deardourff was elected as director effective July 7, 2001 to fill the vacancy created on the board as a result of the death of George H. Cadgene.

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

     John Deardourff is currently an officer and director of the E.V.A. Corporation, a privately-held medical device company in Bethesda, Maryland. A founding partner of Bailey, Deardourff & Associates, a leading political advertising, consulting, and polling firm in suburban Washington D.C. Mr. Deardourff co-ran the organization from 1967 until his retirement last year. From 1961 to 1967, he served on the staff of New York Governor Nelson A. Rockefeller. He is director of The Children's Defense Fund, The League of Conservation Voters and The National Environmental Trust and former trustee of The Phillips Collection and resides in McLean, Virginia.

     Robert F. Ellsworth has been a director of the Company since 1981. He is Chairman of Hamilton Apex Technology Ventures LP of San Diego, a venture capital firm and Managing Director of The Hamilton Group, LLC, a private venture group. From 1974 to 1977, he served as an Assistant Secretary and then Deputy Secretary of Defense. He was a General Partner of Lazard Freres & Co. from 1971 to 1974, and served in the United States House of Representatives from 1961 to 1967. His professional affiliations include the International Institute for Strategic Studies, London; Atlantic Council of the United States, Washington, D.C., The Council on Foreign Relations, New York; and the American Council on Germany, New York.

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

     Ellen Strahs Fader rejoined the Company in February 2000 and was previously employed by the Company from 1981 to 1989. From 1989 until 1994, she was employed by Osborn Communications, a publicly-held media company, as Senior Vice President, Corporate Affairs. From 1994 through 1998, Ms. Fader served as Vice President, Investor Relations at Katz Media Group, a leading media representation firm. She also served as Vice President, Investor Relations for Metromedia Company's three publicly-held portfolio companies, Metromedia Fiber Network, Metromedia International Group and Big City Radio throughout 1999, at which time she returned to Price Communications. Ms. Fader served as Director of Telemation, Inc., a video production company, and Fairmont Communications Corporation, an owner and operator of major market radio stations, as a member of the Advisory Board of American Women in Radio and Television and is a member of the National Investor Relations Institute. She is a graduate of Fordham University and State University of New York. Ms. Fader terminated her employment with the Company and resigned as Senior Vice President and Secretary as of March 31, 2002.

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

                                                         ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                                   -------------------------------  -----------------------------
                                                                                     SECURITIES
              NAME AND                                                               UNDERLYING     ALL OTHER
         PRINCIPAL POSITION                        YEAR    SALARY ($)    BONUS ($)    OPTIONS(1)  COMPENSATION(5)
         ------------------                        ----    ----------    ---------   -----------  ---------------
Robert Price,                                      2001      $600,000     $525,000      200,000           --
Chief Executive Officer, President,                2000      $600,000     $250,000           --           --
     and Treasurer                                 1999      $586,200     $500,000           --           --

Kim I. Pressman,                                   2001      $183,333     $425,000      200,000           --
Executive Vice President, Chief                    2000      $150,000     $125,000       10,000           --
     Financial Officer, and Secretary (2)          1999      $185,000     $350,000       24,609           --

Ellen S. Fader,                                    2001      $141,667     $ 55,000       20,000           --
Former Senior Vice President & Secretary (3)       2000      $100,000     $ 55,000       30,000           --

Dennis Stone,                                      2001      $122,307     $ 85,000           --      $85,384
Former President , PCW (4)                         2000      $170,000     $102,500       10,000      $ 5,376
                                                   1999      $146,500     $183,500       43,313      $ 4,200

Michael N. Bruno,                                  2001      $161,538     $ 95,000       10,000      $ 4,200
President, PCW                                     2000      $150,000     $107,500        5,000      $ 4,200
                                                   1999      $135,000     $183,500       38,063      $ 4,387

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

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZED
                                                                                             VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF
                               NUMBER OF        % OF TOTAL                                     STOCK PRICE
                               SECURITIES       OPTIONS                                      APPRECIATION FOR
                               UNDERLYING       GRANTED TO                                    OPTION TERM (2)
                               OPTIONS          EMPLOYEES IN  EXERCISE     EXPIRATION     ------------------------
NAME                           GRANTED(1)       FISCAL YEAR   PRICE           DATE            5%           10%
                               ----------       ----------    ----------   ----------     ----------    ----------
Robert Price                      100,000             42.4%       $31.00     03/06/11     $1,949,573    $4,940,607
                                  100,000                         $33.00     03/06/11     $2,075,352    $5,259,350

Michael N. Bruno                   10,000              2.1%        19.11     06/06/11     $  120,182    $  304,564

Ellen S. Fader (3)                 10,000              6.4%        18.50     03/06/11     $  116,346    $  294,842
                                   10,000                          19.11     06/06/11     $  120,182    $  304,564

Kim I. Pressman                   100,000             42.4%        31.00     03/06/11     $1,949,573    $4,940,602
                                  100,000                          33.00     03/06/11     $2,075,352    $5,259,350

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

                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR END OPTION VALUES

                                                            NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES        VALUE        OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                            ACQUIRED ON    REALIZED      ---------------------------   ---------------------------
NAME                        EXERCISE(1)     ($)(1)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------      -----------    --------      -----------   -------------   -----------   -------------
Robert Price                     --              --            --          200,000             --          --
Michael N. Bruno             32,813        $344,208         5,250            5,000         20,423          --
Kim I. Pressman                  --              --        47,578          210,000        620,473          --
Ellen S. Fader (2)               --              --            --           50,000             --          --
Dennis Stone (3)             43,313        $361,008            --           20,500             --          --

----------
(1)  Based upon the closing price of the stock on respective exercise dates.

(2) Ms. Fader terminated her employment with the Company and resigned as Senior Vice President and Secretary, as of March 31st, 2002.

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

                                                                       NUMBER OF
      NAME OF BENEFICIAL OWNER                CLASS OF STOCK           SHARES (1)(2)        PERCENTAGE
      ------------------------                --------------           -------------        ----------
Robert Price                                   Common Stock           10,921,665(4)            19.9%
Michael N. Bruno                               Common Stock               36,939               (3)
John Deardourff                                Common Stock               78,507               (3)
Robert F. Ellsworth                            Common Stock                6,727               (3)
Ellen Strahs Fader                             Common Stock               10,000(5)            (3)
Kim I. Pressman                                Common Stock              361,812(6)            (3)
Stuart B. Rosenstein                           Common Stock               12,750               (3)
Dennis W. Stone                                Common Stock               45,116(7)            (3)
All directors and executive officers
     and named executive officers of PCW
     as a group (8 persons)                    Common Stock           11,473,516               20.9%
Timothy R. Barakett
     152 West 57th Street
     New York, New York, 10019 (8)             Common Stock            6,062,010               11.0%
Eileen Farbman
     c/o Price Communications Corporation
     45 Rockefeller Plaza
     New York, New York 10020                  Common Stock            3,625,000(9)            6.60%

----------
(1) Under the applicable rules of the Securities and Exchange Commission (the "SEC"), each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Information as to number of shares of the Company's common stock gives effect to five-for-four stock splits of the Company's common stock, in the form of stock dividends payable on December 23, 1997, April 1, 1998, April 30, 1998, January 25, 1999, and May 4, 1999, a two-for-one stock split on August 31, 1998, and a 5% stock dividend payable on August 26, 1999.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


Auditors' Report.....................................................................................................     F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000.........................................................     F-2
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2001,
   2000 and 1999.....................................................................................................     F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........................     F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.................     F-5
Notes to Consolidated Financial Statements...........................................................................     F-6


                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         FINANCIAL STATEMENTS SCHEDULES


Schedule No.
I.  Condensed Financial Information of Registrant....................................................................     F-16
II. Valuation and Qualifying Accounts................................................................................     F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Price Communications Corporation:


     We have audited the accompanying consolidated balance sheets of Price Communications Corporation (a New York Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (revised - see Note 4), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

                                        /s/ ARTHUR ANDERSEN LLP


New York, New York
February 25, 2002 (except with respect
to the matter discussed in Note 4, as
to which the date is May 20, 2002)

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    2001              2000
                                                                                 -----------       -----------
Current assets:
   Cash and cash equivalents                                                     $   246,447       $   180,708
   Accounts receivable, net of allowance for doubtful accounts
      of $1,196 in 2001 and $1,396 in 2000 .                                          21,260            34,435
   Receivables from other cellular carriers                                            5,190             4,101
   Available for sale securities                                                         906            23,517
   Inventory                                                                           5,129             6,015
   Deferred income taxes                                                                  --             1,091
   Prepaid expenses and other current assets                                          10,460             4,420
                                                                                 -----------       -----------
     Total current assets                                                            289,392           254,287
                                                                                 -----------       -----------
Property and equipment:
   Land and improvements                                                               7,480             7,480
   Buildings and improvements                                                         13,598            11,440
   Equipment, communication systems and furnishings                                  214,806           198,347
                                                                                 -----------       -----------
                                                                                     235,884           217,267
   Less accumulated depreciation                                                      94,654            70,034
                                                                                 -----------       -----------
     Net property and equipment                                                      141,230           147,233
Equity investment in other cellular properties                                            --            11,310
Licenses, net of accumulated amortization of $97,428
   in 2001 and $74,628 in 2000                                                       815,178           832,471
Other intangible and other assets, net of accumulated amortization
   of $9,538 in 2001 and $6,555 in 2000                                               15,898
                                                                                 -----------       -----------
                                                                                                        19,502
     Total assets                                                                $ 1,261,698       $ 1,264,803
                                                                                 ===========       ===========

Current liabilities:
   Accounts payable                                                              $    11,665       $     8,181
   Accrued interest payable                                                           11,421            12,374
   Accrued salaries and employee benefits                                              1,281             1,329
   Deferred revenue                                                                    9,693             7,412
   Customer deposits                                                                     856             1,153
   Outstanding put option contract                                                        --             3,109
   Income taxes payable                                                                9,621             8,013
   Accrued engineering, technical and other direct                                     2,811             4,480
   Excise and sales taxes payable                                                      1,982             1,811
   Minority interests                                                                  3,194                --
   Other current liabilities                                                           4,227             2,810
                                                                                 -----------       -----------
     Total current liabilities                                                        56,751            50,672
Long-term debt                                                                       700,000           700,000
Accrued income taxes long-term                                                        53,165            53,165
Deferred income taxes (net)                                                          276,140           283,075
Commitments and contingencies                                                             --                --
Minority interests in cellular licenses                                                   --             5,279
Shareholders' equity:
   Preferred stock, par value $.01 per share; authorized 18,907,801 shares;
     no shares outstanding                                                                --                --
   Common stock, par value $.01; authorized 120,000,000 shares;
     outstanding 54,885,955 shares in 2001 and 55,453,858 shares in 2000                 550               555
   Additional paid-in-capital                                                        177,166           189,053
   Unearned compensation                                                             (58,680)          (62,329)
   Accumulated other comprehensive income (loss)                                        (129)             (457)
   Retained earnings                                                                  56,735            45,790
                                                                                 -----------       -----------
     Total shareholders' equity                                                      175,642           172,612
                                                                                 -----------       -----------
     Total liabilities and shareholders' equity                                  $ 1,261,698       $ 1,264,803
                                                                                 ===========       ===========

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (REVISED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      2001            2000            1999
                                                                                    ---------       ---------       ---------
Revenue:
   Cellular operations:
     Service                                                                        $ 271,943       $ 286,999       $ 269,236
     Equipment sales and installation                                                  17,731          17,995          15,548
                                                                                    ---------       ---------       ---------
       Total revenue                                                                  289,674         304,994         284,784
                                                                                    ---------       ---------       ---------
Operating expenses:
   Engineering, technical and other direct                                             58,922          59,806          65,327
   Cost of equipment                                                                   33,028          32,685          28,650
   Selling, general and administrative                                                 74,738          64,984          65,150
   Non-cash compensation (Selling, general and administrative)                          3,649           3,649           1,973
   Depreciation and amortization                                                       47,975          46,981          45,157
                                                                                    ---------       ---------       ---------
       Total operating expenses                                                       218,312         208,106         206,257
                                                                                    ---------       ---------       ---------
Operating income                                                                       71,362          96,888          78,527
Interest income                                                                         8,837          11,758           9,758
Interest expense                                                                      (70,085)        (71,419)        (82,650)
Other income                                                                            7,157           7,711          12,251
Minority interest                                                                        (631)         (1,432)         (1,664)
                                                                                    ---------       ---------       ---------
Income before income taxes                                                             16,640          43,506          16,222
Income tax expense                                                                      5,695          14,972           6,002
                                                                                    ---------       ---------       ---------
Income before cumulative effect of accounting change                                   10,945          28,534          10,220
Cumulative effect on prior year of change in revenue recognition
    (net of income tax benefit of $92)                                                     --            (158)             --
                                                                                    ---------       ---------       ---------
Net income                                                                             10,945          28,376          10,220

Other comprehensive income (net of income tax expense of $194 for 2001 and income tax benefit of $1,027 and $905 for the years 2000 and 1999 respectively)
   Unrealized gains (losses) on available for sale securities                             (61)           (457)          1,291
   Reclassification adjustment                                                            389          (1,291)         (2,832)
                                                                                    ---------       ---------       ---------
Comprehensive income                                                                $  11,273       $  26,628       $   8,679
                                                                                    =========       =========       =========

Per share data:
   Basic earnings per share before cumulative effect of accounting
     change                                                                         $     .20       $     .51       $     .22
   Basic earnings per share for accounting change                                          --              --              --
                                                                                    ---------       ---------       ---------
   Basic earnings per share                                                         $     .20       $     .51       $     .22
   Diluted earnings per share before and after cumulative effect of accounting
     change                                                                               .20             .50             .22
Weighted average number of common shares outstanding - basic                           55,061          56,013          46,334
Weighted average number of common shares outstanding - diluted                         55,415          56,531          47,495

          See accompanying notes to consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                ($ IN THOUSANDS)

                                                                                   2001            2000            1999
                                                                                 ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  10,945       $  28,376       $  10,220
                                                                                 ---------       ---------       ---------
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization                                                  47,975          46,981          45,157
     Amortization of deferred finance costs                                          2,431           2,430           2,523
     Minority interest share of income                                                 631           1,432           1,664
     Deferred income taxes                                                          (3,430)         (9,716)         (3,648)
     Accrued interest satisfied by issuance of PCC stock                                --              --          11,309
     Gain on available for sale securities                                          (1,780)         (6,724)        (12,607)
     Gain on sale of equity investment in other cellular properties (net)           (4,109)             --              --
     Non-cash compensation                                                           3,649           3,649           1,973
     Decrease (increase) in accounts receivable                                     13,175         (12,402)         (4,477)
     Increase in other current assets                                               (6,403)         (4,039)         (1,488)
     (Decrease) increase in accounts payable and accrued expenses                      955         (11,402)          2,727
     (Decrease) increase in accrued interest payable                                  (953)            432             163
     (Decrease) increase in other current liabilities                                 (345)           (382)          2,350
     Increase (decrease) in deferred revenue                                         2,281           2,261             (80)
     Increase in income taxes payable                                                2,103           5,028              --
     Increase in accrued income taxes long-term                                         --          17,044          18,340
     Other                                                                             620             107             465
                                                                                 ---------       ---------       ---------
       Total adjustments                                                            56,800          34,699          64,371
                                                                                 ---------       ---------       ---------
       Net cash provided by operating activities                                    67,745          63,075          74,591
                                                                                 ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (18,620)        (27,218)        (24,575)
Proceeds from sale of equity investment in other cellular properties                15,419              --              --
Purchase of available-for-sale securities                                          (14,315)        (59,556)         (7,718)
Proceeds from sale of available-for-sale securities                                 36,119          42,045          21,435
Purchase of additional minority interests in majority owned Company systems         (8,223)           (553)         (7,732)
Purchase of minority equity interests in other cellular properties                      --              --         (11,810)
Other                                                                                    1             792           2,654
                                                                                 ---------       ---------       ---------
       Net cash provided by (used in) by investing activities                       10,381         (44,490)        (27,746)
                                                                                 ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs                                                          --              --            (789)
Repurchase of Company's common stock                                               (13,583)        (32,584)        (57,055)
Exercise of employee stock options and warrants                                      1,196             476             231
                                                                                 ---------       ---------       ---------
       Net cash used in financing activities                                       (12,387)        (32,108)        (57,613)
                                                                                 ---------       ---------       ---------
       Net increase (decrease) in cash and cash equivalents                         65,739         (13,523)        (10,768)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       180,708         194,231         204,999
                                                                                 ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 246,447       $ 180,708       $ 194,231
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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                       ($ AND SHARE AMOUNTS IN THOUSANDS)

                                                                                 Accumulated
                                                                                     other                                Total
                                                 Common Stock        Additional     compre-                               share-
                                                    Class A            paid-in      hensive     Retained     Unearned    holders'
                                             Shares        Value       Capital   Income (Loss)  Earnings   Compensation   Equity
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE, DECEMBER 31, 1998                     21,715          218       (5,869)       2,836        7,194          --        4,379

Stock splits and stock dividend                14,663          147         (147)          --           --          --           --
Issue of warrants from $105M debt
   redeemed in 1998                             2,347           23          (23)          --           --          --           --
Change in unrealized gain on marketable
   equity securities, net of tax effect            --           --           --       (1,545)          --          --       (1,545)
Purchase and retirement of treasury stock      (3,544)         (35)     (57,020)          --           --          --      (57,055)
Exercise of stock options and warrants            462            5          226           --           --          --          231
Other                                              56           --          686           --           --          --          686
Conversion of Class A and Class B
   preferred stock to common stock              3,725           37       67,938           --           --   $ (67,951)          24
Deferred compensation expense associated
   with the conversion of preferred
   stock to common stock                           --           --           --           --           --       1,973        1,973
Conversion of PIK notes, net                   17,245          172      211,319           --           --          --      211,491
Tax benefit from the exercise of
   stock options                                   --           --        2,786           --           --          --        2,786
Net income                                         --           --           --           --       10,220          --       10,220
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE, DECEMBER 31, 1999                     56,669          567      219,896        1,291       17,414     (65,978)     173,190

Change in unrealized gain on marketable
   equity securities, net of tax effect            --           --           --       (1,748)          --          --       (1,748)
Purchase and retirement of treasury stock      (1,495)         (15)     (32,569)          --           --          --      (32,584)
Exercise of stock options                         279            3          473           --           --          --          476
Deferred compensation expense associated
   with the conversion of preferred stock
   to common stock                                 --           --           --           --           --       3,649        3,649
Tax benefit from the exercise of
   stock options                                   --           --        1,253           --           --          --        1,253
Net income                                         --           --           --           --       28,376          --       28,376
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE, DECEMBER 31, 2000                     55,453          555      189,053         (457)      45,790     (62,329)     172,612

Change in unrealized loss on marketable
   equity securities, net of tax effect            --           --           --          328           --          --          328
Purchase and retirement of treasury stock        (754)          (7)     (13,576)          --           --     (13,583)
Exercise of stock options                         186            2        1,195           --           --          --        1,197
Deferred compensation expense associated
   with the conversion of preferred stock
   to common stock                                 --           --           --           --           --       3,649        3,649
Tax benefit from the exercise of
   stock options                                   --           --          494           --           --          --          494
Net income                                         --           --           --           --       10,945          --       10,945
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
BALANCE, DECEMBER 31, 2001                     54,885    $     550    $ 177,166    $    (129)   $  56,735   $ (58,680)   $ 175,642
                                            =========    =========    =========    =========    =========   =========    =========

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

     If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the asset contribution, the Company may elect to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period immediately following the later of (i) the date of the initial public offering or (ii) the one-year anniversary of the asset contribution. Any such exchange will require the approval of the shareholders of PCC.

     If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the asset contribution or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock. The timing of such exchange will depend upon the circumstances but in no event will it occur after the tenth anniversary of the asset contribution.

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

     The amount of PCW's initial capital account in the partnership will be approximately $1.15 billion, subject to certain adjustments as defined in the Transaction Agreement. Pursuant to the partnership agreement of New Limited Partnership, any profits of New Limited Partnership will be allocated to PCW's capital account annually up to an amount equal to approximately 4.00% per annum (subject to downward adjustments relating to the interest rate payable on certain indebtedness of New Limited Partnership) and it is currently expected that the maximum preferred return after such adjustment will be approximately 3.6% per annum accreted quarterly on the weighted daily average balance of PCW's capital account (for a maximum period of four years). Any losses incurred by New Limited Partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. With respect to each quarter ending after the second anniversary of the asset contribution, New Limited Partnership will distribute to PCW an amount in cash equal to 50% of PCW's share of any profits of New Limited Partnership. These distributions will reduce PCW's capital account in New Limited Partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

     The following table reconciles the number of shares used in the earnings per share calculations:

     DILUTED AVERAGE COMMON SHARES COMPUTATION                            2001              2000             1999
     -----------------------------------------                            ----              ----             ----
     Basic average common shares outstanding                              55,061           56,013            46,334
     Dilutive potential common shares - options and warrants                 354              518             1,161
                                                                        --------         --------           -------
     Diluted Average Common Shares         ............................   55,415           56,531            47,495
     Options excluded from the computation of earnings per
         share - diluted since option exercise price was greater
         than the market price of the common shares for the period.....      442               69               N/A

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

     INCOME TAXES

     The Company records income taxes to recognize full inter-period tax allocations. Under the liability method, deferred taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 will be adopted by PCW on January 1, 2002. The Company does not have any goodwill recorded in its consolidated financial statements and therefore does not believe the adoption of SFAS No. 142 will have any effect on its financial position or results of operations. However, PCW does have a significant intangible asset in the form of cellular licenses. PCW believes its cellular licenses qualify as indefinite life intangibles as defined by the Standard, and therefore will not be subject to amortization upon adoption of SFAS No. 142. Amortization expense for these licenses for the three years ended December 31, 2001, 2000 and 1999 amounted to $22.8 million, $22.8 million and $22.7 million, respectively. Had the Company adopted SFAS No. 142 at the beginning of 1999 net income would have been $25.3 million, $42.7 million and $24.5 million and earnings per share would have been $.46, $.76 and $.53 ($.52 for diluted) for the three years ended December 31, 2001, 2000, 1999 respectively.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.  REVISIONS TO PREVIOUSLY REPORTED AMOUNTS

     Based on discussions with the SEC, the Company revised the classification of incollect roaming revenue to reflect such revenue as part of revenues from cellular service, rather than as an offset to incollect roaming costs, as the Company has historically done in the past. Such recommended change by the SEC in classification resulted in an increase in corporate revenue from cellular service and a corresponding increase in engineering, technical and other direct costs of $26.1 million, $34.5 million and $35.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total operating income, net income and all other financial statements are not effected by this change in classification.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                              DECEMBER 31,
                                            ($ IN THOUSANDS)
                                         ----------------------
                                           2001          2000
                                         --------      --------
     11 3/4% Senior Subordinated Notes   $175,000(a)   $175,000(a)
     9 1/8% Senior Secured Notes          525,000(b)    525,000(b)
                                         --------      --------
     Long-term debt                      $700,000      $700,000
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

     The aggregate maturities of long-term debt are as follows:

         DECEMBER 31,

         2002 to 2006                                         $ 525,000
         Thereafter                                             175,000
                                                              ---------
                                                              $ 700,000
                                                              =========

7.  INCOME TAXES

     Provision for income taxes consists of the following:

                                     YEAR ENDED DECEMBER 31,
                                        ($ IN THOUSANDS)
                              --------------------------------------
                                2001           2000           1999
                              --------       --------       --------
     Current:
         Federal              $  8,207       $  4,238       $  8,868
         State and local           724            645            782
                              --------       --------       --------
                                 8,931          4,883          9,650
                              --------       --------       --------
     Deferred:
         Federal                (2,939)         8,803         (3,352)
         State and local          (297)         1,286           (296)
                              --------       --------       --------
                                (3,236)        10,089         (3,648)
                              --------       --------       --------
     Tax provision            $  5,695       $ 14,972       $  6,002
                              ========       ========       ========

     For the years ended December 31, 2001, 2000 and 1999, the provision for income taxes differs from the amount computed by applying the federal income tax rate (34%) because of the following items:

                                                                YEAR ENDED DECEMBER 31,
                                                                   ($ IN THOUSANDS)
                                                         --------------------------------------
                                                           2001           2000           1999
                                                         --------       --------       --------
     Tax at statutory federal income tax rate            $  5,658       $ 14,792       $  5,678
     State taxes, net of federal income tax benefit           499          1,305            324
     Non-taxable gain on sale of securities                  (425)        (1,034)            --
     Other                                                    (37)           (91)            --
                                                         --------       --------       --------
                                                         $  5,695       $ 14,972       $  6,002
                                                         ========       ========       ========

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Deferred tax assets and liabilities and the principal temporary differences from which they arise are as follows:

                                                                     DECEMBER 31,
                                                                   ($ IN THOUSANDS)
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
     Deferred tax assets:
         Allowance for doubtful accounts                        $    443      $    517
         Non-deductible accruals                                     122           121
         Reserve on long-term investments                            185           185
         Unrealized loss on marketable equity securities .            74           268
         Deferred compensation                                     3,430         2,080
                                                                --------      --------
           Total deferred tax assets                               4,254         3,171
                                                                --------      --------
     Deferred tax liabilities:
     Accumulated depreciation                                     19,994        17,942
     Licenses                                                    258,903       267,213
     Deferred expenses                                             3,431            --
     Other                                                           673            --
                                                                --------      --------
           Total deferred tax liabilities                        283,001       285,155
                                                                --------      --------
     Net deferred tax liabilities                               $278,747      $281,984
                                                                ========      ========

8.  OTHER INCOME

     Other income consists of the following:

                                          YEAR ENDED DECEMBER 31,
                                             ($ IN THOUSANDS)
                                   ------------------------------------
                                     2001          2000          1999
                                   --------      --------      --------
     Gain on investments, net      $  1,824      $  6,724      $ 12,651
     Other, net                       5,333           987          (400)
                                   --------      --------      --------
                                   $  7,157      $  7,711      $ 12,251
                                   ========      ========      ========

     Other net for the year 2001 includes $4,109 for the net gain on sale of equity investment in cellular properties.

9.  MINORITY INTERESTS

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

     In June 1999, the Company allowed the conversion of the outstanding indebtedness of Holdings into the Company's common stock. According to the indenture, in the event the daily high price of the Company's common stock equaled or exceeded 115% of the Exchange Price for 10 out of 15 consecutive trading days, the Company could convert Holdings' $200 million 11 1/4% Senior Exchangeable Payable-in-Kind Notes plus accrued interest. The terms of the indenture were met and the Company issued 17.2 million shares of its common stock in exchange for Holdings' Notes, which included $20.7 million of accrued interest to the date of conversion.

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

     A summary of plan transactions is presented in the table below:

                                                                     WEIGHTED         WEIGHTED
                                                 NUMBER OF           AVERAGE          AVERAGE
                                                  SHARES          EXERCISE PRICE     FAIR VALUE
                                                  ------          --------------     ----------
     Outstanding at December 31, 1998           1,676,874           $    1.68
         Granted                                  249,115           $   10.34       $    6.15
         Exercised                               (784,542)          $    1.62
         Canceled                                (500,971)          $    2.13
                                                 --------
     Outstanding at December 31, 1999             640,476           $    1.68
         Granted                                  145,000           $   23.02       $   13.51
         Exercised                               (284,749)          $    2.17
         Canceled                                 (32,153)          $   13.28
                                                 --------
     Outstanding at December 31, 2000             468,575           $   11.68
         Granted                                  472,000           $   30.01       $    4.41
         Exercised                               (185,601)          $    6.45
         Canceled                                 (25,100)          $   20.85
                                                 --------
     Outstanding at December 31, 2001             729,874           $   24.54
                                                 ========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                         WEIGHTED
                          NUMBER          AVERAGE             NUMBER
                        OUTSTANDING      REMAINING          EXERCISABLE
     EXERCISE PRICE     AT 12/31/01        LIFE             AT 12/31/01
     --------------     -----------    ------------         -----------
     $ 1.64                45,833           6 years           45,833
     $ 3.96                22,969           6 years           22,969
     $ 8.02                24,609           6 years           24,609
     $ 9.05                 6,563           7 years            6,563
     $13.90                29,400           7 years               --
     $15.20                10,500           7 years               --
     $21.00                21,000           8 years               --
     $25.56                61,000           8 years               --
     $20.75                31,000           8 years               --
     $23.31                 5,000           8 years               --
     $18.50                22,000           9 years               --
     $19.11                50,000           9 years               --
     $31.00               200,000           9 years               --
     $33.00               200,000           9 years               --
                        ---------
                          729,874

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense is recognized. Had the fair value method of accounting been applied, the proforma net income would be as follows:

                                                             ($ IN THOUSANDS)
                                                       2001         2000         1999
                                                     -------      -------      -------
     Net income as reported                          $10,945      $28,376      $10,220
     Estimated fair value of the year's net
       option grants, net of forfeitures and taxes     1,242          868          861
                                                     -------      -------      -------
     Proforma net income                             $ 9,703      $27,508      $ 9,359
                                                     =======      =======      =======
     Porforma basic earnings per share               $   .18      $   .49      $   .20
     Porforma diluted earnings per share             $   .18      $   .49      $   .20

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

14.  COMMITMENTS AND CONTINGENCIES

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

     Year ending December 31,:                 ($ IN THOUSANDS)
            2002                                   $ 5,919
            2003                                     4,802
            2004                                     3,561
            2005                                     2,283
            2006                                       916
            Thereafter                                 704
                                                   -------
                                                   $18,185
                                                   =======

     Rental expense, net of sublease income, for operating leases was approximately $5.7 million, $5.2 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following is supplemental disclosure cash flow information for the years ended December 31, 2001, 2000 and 1999.

                                     ($ IN THOUSANDS)
                              2001         2000         1999
                            -------      -------      -------
     Cash paid for:
          Income taxes      $ 6,390      $ 2,031      $   280
          Interest          $68,469      $68,469      $68,469

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                            ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   FIRST         SECOND        THIRD        FOURTH
                                  QUARTER       QUARTER       QUARTER       QUARTER         TOTAL
                                  --------      --------      --------      --------       --------
Year Ended December 31, 2000
      Total revenue (a)           $ 73,094      $ 78,245      $ 77,866      $ 75,789       $304,994
      Operating income (a)          21,287        26,048        24,064        25,489         96,888
      Net income                     5,600         7,709         7,862         7,204         28,376
      Net income per share:
           Basic                       .10          0.14          0.14          0.13           0.51
      Net income per share:
           Diluted                     .10          0.14          0.14          0.12           0.50

Year Ended December 31, 2001
      Total revenue               $ 72,075      $ 73,692      $ 73,029      $ 70,828       $289,674
      Operating income              18,793        18,479        18,701        15,389         71,362
      Net income                     1,466         5,412         4,330          (263)        10,945
      Net income per share:
           Basic                      0.03          0.10          0.08         (0.01)          0.20
      Net income per share:
           Diluted                    0.03          0.10          0.08         (0.01)          0.20

(a)  Prior quarters restated due to adoption of Staff Accounting Bulletin
     No. 101.

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                ($ IN THOUSANDS)

                                                         2001          2000
                                                       --------      --------
ASSETS:
Cash and cash equivalents                              $ 34,232      $ 10,641
Available for sale securities                               906        23,517
Deferred income taxes                                       259           453
Prepaid expenses and other current assets                    --            12
                                                       --------      --------
     Total current assets                                35,397        34,623
Investments in and receivables from subsidiaries*       147,520       137,844
Deferred income taxes                                     2,757         2,080
Other Assets                                              3,542        15,473
                                                       --------      --------
                                                       $189,216      $190,020
                                                       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and accrued expenses                  $    649      $    755
Other current liabilities                                12,923        16,653
                                                       --------      --------
     Total current liabilities                           13,572        17,408
Shareholders' equity                                    175,644       172,612
                                                       --------      --------
                                                       $189,216      $190,020
                                                       ========      ========

*Eliminated in consolidation


            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                                ($ IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       2001           2000           1999
                                                                     --------       --------       --------
Corporate expenses                                                   $ (2,471)      $ (2,849)      $ (4,493)
Non-cash compensation                                                  (3,649)        (3,649)        (1,973)
Other income (expense)                                                  5,171            913           (494)
Interest income                                                           744          1,702          1,563
Interest expense                                                          (60)           (17)           (19)
Depreciation and amortization                                              --            (11)           (56)
Net gain on security transactions                                       1,824          6,724         12,651
Income of unconsolidated subsidiaries                                   9,501         25,479          5,697
                                                                     --------       --------       --------
     Income before income taxes                                        11,060         28,292         12,876
Income tax (expense) benefit                                             (115)            84         (2,656)
                                                                     --------       --------       --------
     Net income                                                        10,945         28,376         10,220
Other comprehensive income, net of tax:
     Unrealized gains (losses) on available for sale securities           (61)          (457)         1,291
     Reclassification adjustment                                          389         (1,291)        (2,832)
                                                                                    --------       --------
Comprehensive income                                                 $ 11,273       $ 26,628       $  8,679
                                                                     ========       ========       ========

Per share data:
     Basic earnings per share                                        $    .20       $    .51       $    .22
     Diluted earnings per share                                      $    .20       $    .50       $    .22

            See accompanying notes to condensed financial statements

                        PRICE COMMUNICATIONS CORPORATION

            SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                 2001           2000           1999
                                                                               --------       --------       --------
Cash flows from operating activities:
     Net income                                                                $ 10,945       $ 28,376       $ 10,220
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
     Depreciation and amortization                                                   --             11             56
     Income of unconsolidated subsidiaries                                       (9,501)       (25,479)        (5,697)
     Non-cash compensation                                                        3,649          3,649          1,973
     Deferred income taxes                                                         (677)        (3,291)           758
     Decrease in prepaid expenses and other assets                                  632             12            207
     (Decrease) increase in accounts payable and accrued expenses                  (206)          (730)           887
     (Decrease) increase in other liabilities                                       (25)         5,200          6,622
     Gain on available for sale of securities                                    (1,780)        (6,724)       (12,651)
     Gain on sale of equity investment in other cellular properties (net)        (4,109)            --             --
                                                                               --------       --------       --------
         Total adjustments                                                      (12,017)       (27,352)        (7,845)
                                                                               --------       --------       --------
         Net cash (used in) provided by operating activities                     (1,072)         1,024          2,375
                                                                               --------       --------       --------
Cash flows from investing activities:
     Sale of available for sale securities                                       36,119         42,045         21,435
     Purchase of available for sale securities                                  (14,315)       (59,556)        (7,718)
     Sale of equity investment in other cellular properties (net)                15,419             --             --
     Purchase of investment in other cellular operations                             --             --        (11,810)
     Other                                                                           --         (3,000)            --
     Advances (to) from subsidiaries                                               (175)         1,231            178
                                                                               --------       --------       --------
         Net cash provided by (used in) investing activities                     37,048        (19,280)         2,085
                                                                               --------       --------       --------
Cash flows from financing activities:
     Cash transferred from PCH including cash used by PCC during
         the year                                                                    --             --         86,588
     Dividend received from Company's subsidiary                                     --         10,000             --
     Repurchase of Company's common stock                                       (13,583)       (32,584)       (57,055)
     Proceeds from exercise of employee stock options and warrants                1,198            477            230
                                                                               --------       --------       --------
         Net cash (used in) provided by financing activities                    (12,385)       (22,107)        29,763
                                                                               --------       --------       --------
Net increase (decrease) in cash and cash equivalents                             23,591        (40,363)        34,223
Cash and cash equivalents at beginning of year                                   10,641         51,004         16,781
                                                                               --------       --------       --------
Cash and cash equivalents at end of year                                       $ 34,232       $ 10,641       $ 51,004
                                                                               ========       ========       ========
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Income taxes, net of refunds                                          $    (23)      $  1,115       $     --
                                                                               ========       ========       ========
         Interest                                                              $     60       $     --       $     --
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

               NOTES TO CONDENSED FINANCIAL STATEMENTS-(CONTINUED)


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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                ($ IN THOUSANDS)

                                               BALANCE AT        ADDITIONS        DEDUCTIONS          BALANCE
                                               BEGINNING         CHARGED TO         NET OF             AT END
DESCRIPTION                                    OF PERIOD         EXPENSES         RECOVERIES         OF PERIOD
-----------                                    ---------         --------         ----------         ---------
For the year ended December 31, 2001:
     Allowance for doubtful accounts           $  1,396          $ 10,741          $(10,941)          $  1,196
For the year ended December 31, 2000:
     Allowance for doubtful accounts           $  2,003          $  4,395          $ (5,002)          $  1,396
For the year ended December 31, 1999:
     Allowance for doubtful accounts           $  1,596          $  6,303          $ (5,896)          $  2,003

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       PRICE COMMUNICATIONS CORPORATION


                                       By:         /s/ ROBERT PRICE
                                           -------------------------------------
                                                     ROBERT PRICE,
                                                 CHIEF EXECUTIVE OFFICER

Dated:  May 31, 2002

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

               SIGNATURE                                TITLE                             DATE
               ---------                                -----                             ----

By:         /s/ ROBERT PRICE                    Director, Chief Executive              May 31, 2002
    -----------------------------------         Officer and Treasurer
              ROBERT PRICE                      (Principal Executive Officer)


By:       /s/ STUART B. ROSENSTEIN              Director                               May 31, 2002
    -----------------------------------
            STUART B. ROSENSTEIN


BY:       /s/ ROBERT F. ELLSWORTH               Director                               May 31, 2002
    -----------------------------------
            ROBERT F. ELLSWORTH


BY:        /s/ KIM I. PRESSMAN                  Director, Executive Vice               May 31, 2002
    -----------------------------------         President and Chief
             KIM I. PRESSMAN                    Financial Officer


BY:       /s/ JOHN DEARDOURFF                   Director                               May 31, 2002
    -----------------------------------
           JOHN DEARDOURFF

                                  EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
NO.

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


EXHIBIT                            DESCRIPTION
NO.

       10.6 Amendment dated April 7, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

       10.7 Amendment dated June 19, 1997 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York

       10.8 Amendment dated June 11, 1998 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by reference to Registrant's Form 8-K filed to report on event on August 11, 1998

       10.9 Transaction Agreement dated as of November 14, 2000 among Registrant, Price Communications Cellular Inc., Holdings, Wireless, Verizon Wireless, Inc. ("Verizon"), Cellco Partnership ("Cellco") and VWI Acquisition Corporation ("VWI")

       10.10 Transaction Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

       10.11 Agreement of Limited Partnership of Verizon Wireless of the East LP among Verizon Wireless of Georgia LLC, Cellco Sub and Price Communications Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

       10.12 Exchange Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

       10.13 Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

       10.14 Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., and Verizon Communications Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

       10.15 Pledge Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership, Verizon Communications, Inc., and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

       10.16 Amended and Restated Voting Agreement dated as of December 18, 2001 among Robert Price, Kim Pressman, Cellco Partnership, Verizon Wireless of the East LP and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

       10.17 Amendment No. 1 dated as of April 15, 2002, to the Transaction Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Registrant's Form 8-K filed on April 22, 2002

       21.1   Subsidiaries of Registrant

       23.1   Consent of Public Accountants

       99.0   Arthur Andersen's representation