Form 10-Q
period 2002-06-30
PRICE COMMUNICATIONS CORP
filed 2002-08-16
CIK 355787

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

                  For the quarterly period ended June 30, 2002

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the issuer's common stock as of July 31, 2002 was 54,513,301

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.       FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           (Unaudited) Condensed Consolidated Balance Sheets- June 30, 2002 and December 31, 2001..       I-1

           (Unaudited) Condensed Consolidated Statements of Operations - Three months ended
            June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001.....................       I-2

           (Unaudited) Condensed Consolidated Statements of Cash Flows - Six months ended
            June 30, 2002 and 2001.................................................................       I-3

           (Unaudited) Condensed Consolidated Statement of Shareholders' Equity - Six months ended
            June 30, 2002 .........................................................................       I-4

           Notes to Unaudited Condensed Consolidated Financial Statements..........................       I-5

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations.............................................................................       I-10

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..............................       I-18

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

SIGNATURES.........................................................................................       II-2

ITEM 1. FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                                        UNAUDITED
                                                                                        ---------
                                                                                JUNE 30,           DECEMBER 31,
                                                                                  2002                2001
                                                                             -------------         ------------
                        ASSETS

Current assets:
       Cash and cash equivalents                                             $     251,903         $    246,447
       Trade accounts receivable, net of allowance
           for doubtful accounts                                                    20,923               21,260
       Receivable from other cellular carriers                                       3,895                5,190
       Available for sale securities                                                 4,886                  906
       Inventory                                                                     2,794                5,129
       Prepaid expenses and other current assets                                    15,728               10,460
                                                                             -------------         ------------

           Total current assets                                                    300,129              289,392

Net property and equipment                                                         136,284              141,230
Licenses, net of amortization                                                      817,186              815,178
Other intangible and other assets, net of amortization                              14,596               15,898
                                                                             -------------         ------------
                                                                             $   1,268,195         $  1,261,698
                                                                             =============         =============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses                                 $      13,874         $     11,665
       Accrued interest payable                                                     11,421               11,421
       Accrued salaries and employee benefits                                        1,051                1,281
       Deferred revenue                                                             10,132                9,693
       Income taxes payable                                                         14,174                9,621
       Minority interests                                                            2,732                3,194
       Other current liabilities                                                     5,095                9,876
                                                                             -------------         ------------

           Total current liabilities                                                58,479               56,751

Long-term debt                                                                     700,000              700,000
Accrued income taxes - long term                                                    53,165               53,165
Deferred income taxes                                                              277,688              276,140
                                                                             -------------         ------------

           Total liabilities                                                     1,089,332            1,086,056
                                                                             -------------         ------------

Commitments and contingencies

Shareholders' equity                                                               178,863              175,642
                                                                             -------------         ------------
                                                                             $   1,268,195         $  1,261,698
                                                                             =============         ============


     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                                    ------------------------------   ------------------------------
                                                                         2002             2001             2002             2001
                                                                    -------------     ------------   --------------    ------------
Revenue:
   Service                                                          $      67,932     $     69,148   $      134,747    $    136,968
   Equipment sales and installation                                         4,207            4,544            9,799           8,799
                                                                    -------------     ------------   --------------    ------------
      Total revenue                                                        72,139           73,692          144,546         145,767
                                                                    -------------     ------------   --------------    ------------

Operating expenses:
   Engineering, technical and other direct                                 16,471           14,795           30,907          29,104
   Cost of equipment                                                        6,729            8,327           15,595          17,174
   Selling, general and administrative                                     18,469           19,146           36,707          36,498
   Non-cash compensation-selling, general and administrative                  912              912            1,824           1,824
   Depreciation and amortization                                            6,473           12,033           12,690          23,895
                                                                    -------------     ------------   --------------    ------------
      Total operating expenses                                             49,054           55,213           97,723         108,495
                                                                    -------------     ------------   --------------    ------------

      Operating income                                                     23,085           18,479           46,823          37,272
                                                                    -------------     ------------   --------------    ------------

Other income (expense):
   Interest expense, net                                                  (16,742)         (15,172)         (33,328)        (29,263)
   Other income, net                                                           49            3,852              387           2,823
                                                                    -------------     ------------   --------------    ------------

      Total other expense                                                 (16,693)         (11,320)         (32,941)        (26,440)
                                                                    -------------     ------------   --------------    ------------

      Income before minority interest
       share of income and income taxes                                     6,392            7,159           13,882          10,832

Minority interest share of income                                               -             (331)               -            (631)
                                                                    -------------     ------------   --------------    ------------

      Income before income taxes                                            6,392            6,828           13,882          10,201

Income tax expense                                                          2,371            1,416            5,147           3,323
                                                                    -------------     ------------   --------------    ------------

      Net income                                                            4,021            5,412            8,735           6,878
                                                                    -------------     ------------   --------------    ------------


Other comprehensive income, net of tax
   Unrealized gain (loss) on available for sale securities                 (1,002)             680           (1,032)         (2,105)
   Reclassification adjustment                                                  5             (141)               -            (156)
                                                                    -------------     ------------   --------------    ------------
Comprehensive income                                                $       3,024     $      5,951   $        7,703    $      4,617
                                                                    =============     ============   ==============    ============

Per share data:
   Basic earnings per share                                         $        0.07     $       0.10   $         0.16    $       0.12
   Weighted average shares outstanding                                 54,605,000       56,252,000       54,670,000      55,198,000
   Diluted earnings per share                                       $        0.07     $       0.10   $         0.16    $       0.12
   Weighted average shares outstanding                                 54,930,000       56,592,000       55,002,000      55,556,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  FOR THE SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                            ------------------------------
                                                                                                2002              2001
                                                                                            ------------      ------------
Cash flows from operating activities:

      Net income                                                                            $      8,735      $      6,878
                                                                                            ------------      ------------
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                     12,690            23,895
                Minority interest share of income                                                      -               631
                Deferred income taxes                                                              3,214              (675)
                Gain on available for sale  marketable securities                                   (332)           (1,851)
                Non-cash compensation                                                              1,824             1,824
                Amortization of deferred finance costs                                             1,216             1,217
                Decrease in trade and other receivables                                            1,632             9,384
                (Decrease) increase in accounts payable and accrued expenses                          (6)            9,073
                Decrease in accrued interest payable                                                   -              (953)
                Changes in other accounts                                                         (2,559)           (1,385)
                                                                                            ------------      ------------
                   Total adjustments                                                              17,679            41,160
                                                                                            ------------      ------------
                    Net cash provided by operating activities                                     26,414            48,038
                                                                                            ------------      ------------

Cash flows from investing activities:
      Capital expenditures                                                                        (7,598)           (7,331)
      Proceeds from sale of available for sale securities                                          6,539            12,097
      Purchase of available for sale securities                                                  (11,752)          (12,574)
      Purchase of minority interests                                                              (2,470)           (6,601)
      Investment in option contracts                                                                 574                 -
      Decrease in other assets                                                                        86                 -
                                                                                            ------------      ------------
                    Net cash used in investing activities                                        (14,621)          (14,409)
                                                                                            ------------      ------------

Cash flows from financing activities:
      Purchase and retirement of common stock                                                     (6,385)          (10,219)
      Decrease in other intangible assets and other assets                                             -              (275)
      Exercise of employee stock options                                                              48               920
                                                                                            ------------      ------------
                    Net cash used in financing activities                                         (6,337)           (9,574)
                                                                                            ------------      ------------

                    Net increase in cash and cash equivalents                                      5,456            24,055
Cash and cash equivalents at the beginning of period                                             246,447           180,708
                                                                                            ------------      ------------
Cash and cash equivalents at the end of period                                              $    251,903      $    204,763
                                                                                            ============      ============


Supplemental disclosure of cash flow information:
      Income taxes paid, net                                                                $         61      $      2,774
                                                                                            ============      ============

      Interest paid                                                                         $     34,234      $     34,234
                                                                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                             Common Stock                      Accumulated
                                                               Class A          Additional        other
                                                       ----------------------    paid-in      comprehensive    Retained
                                                          Shares    Par Value     capital     income/(loss)    earnings
                                                       -----------  ---------   ----------    -------------   ----------
Balance at December 31, 2001                                54,885  $     550   $  177,166    $        (129)  $   56,735

Change in unrealized gain (loss) on
   available for sale securities net of tax effect                                                   (1,032)
Purchase and retirement of treasury stock                     (353)        (3)      (6,382)
Exercise of stock options                                       14          -           48
Deferred compensation expense
   associated with the conversion of preferred
   stock to common stock
Tax benefit from the exercise of stock options                                          30
Net income                                                                                                         8,735

                                                       -----------  ---------   ----------    -------------   ----------
Balance June 30, 2002                                       54,546  $     547   $  170,862    $      (1,161)  $   65,470
                                                       ===========  =========   ==========    =============   ==========

                                                                           Total
                                                         Deferred       shareholders'
                                                       compensation        equity
                                                       ------------     -------------
Balance at December 31, 2001                           $    (58,680)    $     175,642

Change in unrealized gain (loss) on
   available for sale securities net of tax effect                             (1,032)
Purchase and retirement of treasury stock                                      (6,385)
Exercise of stock options                                                          48
Deferred compensation expense
   associated with the conversion of preferred
   stock to common stock                                      1,825             1,825
Tax benefit from the exercise of stock options                                     30
Net income                                                                      8,735
                                                                                    -
                                                       ------------     -------------
Balance June 30, 2002                                  $    (56,855)    $     178,863
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

        The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K and 10-K/A amendment 2. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)     AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

        On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership"), in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "asset contribution"). It is anticipated that this transaction will close on August 15, 2002. New Limited Partnership will assume certain liabilities of PCW relating to the contributed business (including such liabilities as arise under PCW's $175 million 11 3/4% Senior Subordinated Notes due 2007 and
$525 million 9 1/8% Senior Secured Notes due 2006). For financial statement purposes, the Company expects to record a gain on the transaction during the third quarter of the current year.

        Under a letter agreement dated August 9, 2002, Verizon Communications agreed to provide Verizon Wireless of the East with $350 million of debt financing (previously contemplated to be provided by an independent lender) to be used in connection with the covenant defeasance and redemption of PCW's Senior Subordinated Notes and Senior Secured Notes referred to above. PCW agreed to provide its guaranty of such indebtedness, provided that in no event shall PCW be obligated to make payment under such guaranty until Verizon Communications shall have exhausted all remedies against Verizon Wireless of the East. Price has agreed to guarantee PCW's obligations under such guaranty, and to deposit $70 million in cash or other property to secure such guaranty. Price will control the investment of the assets deposited in the collateral account, has the right to withdraw cash dividends or interest on cash or marketable securities in such account, and has the right, in addition, to withdraw up to $5 million from such account to cover its ordinary operating expenses. Price and Verizon Communications have further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

        If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the contribution transaction, Price will have an option, subject to the approval of the shareholders of Price, to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period which begins upon the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the asset contribution.

        If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the asset contribution or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock.

        In addition, in certain circumstances (including a change in control of Price or a transfer of the Preferred Exchangeable Interest to a secured creditor of the Company), Verizon Communications will have the right to cause an exchange of the Preferred Exchangeable Interest into Verizon Communications common stock, whether or not an initial public offering of Verizon Wireless common stock has occurred.

        Subject to certain adjustments, the amount of PCW's initial capital account in the partnership will be approximately $1.112 billion. PCW will receive taxable allocations of any profits from Verizon Wirelss of the East equal to its preferred return, which is currently expected to be 2.9% per annum after giving effect to certain adjustments (which allocations to the extent not distributed in cash will increase PCW's capital account in Verizon Wireless of the East). Any losses incurred by the partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. With respect to each quarter ending after the contribution transaction, the partnership will distribute to PCW an amount in cash equal to 50% of PCWs share of any profits of the

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

partnership. These distributions will reduce PCW's capital account in the partnership. The transaction is structured to be a tax-free exchange of assets under the Internal Revenue Code.

        The Company expects to account for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the PCC balance sheet estimated to be $1.112 billion will equal the credit in the capital account on the partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return.

        The Company believes that a substantial portion of the employees of PCW will be assumed by Verizon Wireless of the East L.P. and accordingly any amount of severance payments will not be material.



(3)     SHAREHOLDERS' EQUITY

        The Company's Board of Directors has authorized stock repurchase programs of the Company's Common Stock. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of the Company. During the first six months of 2002, the Company repurchased and retired 349,000 shares at an average price of $18.20 per share.

(4)     REVISIONS TO PREVIOUSLY REPORTED AMOUNTS

        Based on discussions with the SEC, the Company revised the classification of incollect roaming revenue to reflect such revenue as part of revenues from cellular service, rather than as an offset to incollect roaming costs, as the Company has done historically. This change in classification resulted in an increase in corporate revenue from cellular service and a corresponding increase in engineering, technical and other direct costs of $7.4 million and $13.8 million for the three and six month periods ended June 30, 2001, respectively. Total operating income, net income and all other financial statements are not affected by this change in classification.

(5)     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The Company does not have any goodwill recorded in its consolidated financial statements and therefore the adoption of SFAS No. 142 did not have any effect on its financial position or results of operations as it relates to goodwill. However, the Company does have a significant intangible asset in the form of cellular licenses. Based upon the Verizon agreement and the valuation of PCW's business contained therein, management of the Company does not believe that there has been an impairment and accordingly has not recorded a charge against earnings for the three and six month periods ended June 30, 2002. In addition, the Company believes its cellular licenses qualify as indefinite life intangibles as defined by SFAS No. 142, and accordingly the current three and six-month periods do not include any amortization for licenses. Had the Company adopted SFAS No. 142 at the beginning of 2001, operating income would have increased by $5,680 and $11,361 to $24,158 and $48,633 for the three and six month periods ended June 30, 2001, respectively, net income would have increased by $3,578 and $7,157 to $8,990 and $14,035 for the three and six month periods ended June 30, 2001, respectively, earnings per share (basic and diluted) would have increased by $.06 to $.16 for the three month period ending June 30, 2001, basic earnings per share would have increased by $.14 to $.26 and fully diluted would have increased by $.13 to $.25 per share for the six month period ended June 30, 2001.

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

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

(6)     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company has sold put and call options. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts if and when outstanding were classified as liabilities with changes in fair values recorded as part of other income (expense). At June 30, 2002, approximately $647,000 of these contracts were still open expiring on August 16, 2002 and October 18, 2002.

(7)     COMMITMENTS AND CONTINGENCIES

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

        The discussion contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company and its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside of the control of the Company.

        References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

OVERVIEW

        The Company has been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. As of June 30, 2002, the Company provided cellular telephone service to approximately 573,000 subscribers in Alabama, Florida, Georgia, and South Carolina in a total of 16 licensed service areas, composed of eight Metropolitan Statistical Areas ("MSAs") and eight Rural Service Areas ("RSAs"), with an aggregate estimated population of 3.4 million. The Company sells its cellular telephone service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company markets all of its products and services under the nationally recognized service mark CELLULARONE.

AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

        On December 18, 2001, the Company agreed to the contribution of substantially all of the assets of PCW and approximately $150 million in cash to Verizon Wireless of the East in exchange for a preferred limited partnership interest in Verizon Wireless of the East. Verizon Wireless of the East will assume and redeem $700 million of indebtedness of PCW. It is expected that this transaction will close on August 15, 2002.It is currently anticipated that after giving effect to certain adjustments provided for in the transaction agreement governing the asset contribution, PCW's initial capital account in Verizon Wireless of the East will be approximately $1.112 billion. PCW will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return, which is currently expected to be 2.9% per annum after giving effect to certain adjustments (which allocations to the extent not distributed in cash will increase PCW's capital account in Verizon Wireless of the East). After the asset contribution, for a period of up to four years, PCW will receive cash distributions equal to 50% of its preferred return.

        Under a letter agreement dated August 9, 2002, Verizon Communications agreed to provide Verizon Wireless of the East with $350 million of debt financing (previously contemplated to be provided by an independent lender) to be used in connection with the covenant defeasance and redemption of PCW's Senior Subordinated Notes and Senior Secured Notes referred to above. PCW agreed to provide its guaranty of such indebtedness, provided that in no event shall PCW be obligated to make payment under such guaranty until Verizon Communications shall have exhausted all remedies against Verizon Wireless of the East. Price has agreed to guarantee PCW's obligations under such guaranty, and to deposit $70 million in cash or other property to secure such guaranty. Price will control the investment of the assets deposited in the collateral account, has the right to withdraw cash dividends or interest on cash or marketable securities in such account, and has the right, in addition, to withdraw up to $5 million from such account to cover its ordinary operating expenses. Price and Verizon Communications have further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

        Following consummation of the asset contribution, the preferred interest, cash reserves to cover liabilities existing at the time of such cash contribution and the assets in the collateral account referred to above are expected to be substantially all of the assets of the Company and it is expected that the Company will own no operating assets. It is anticipated that substantially all of the Company's income will be derived from cash dividends and interest on investments in such collateral account and from cash distributions it is entitled to receive in respect of its preferred return. The Company does not expect to have any significant operating expenses other than income taxes attributed to such dividends and interest and the preferred return. The Company believes that a substantial portion of the employees of PCW will be assumed by Verizon Wireless of the East L.P. and accordingly any amount of severance payments will not be material.

        Verizon Wireless of the East will be managed by a wholly owned subsidiary of Cellco Partnership, and PCW will have limited veto rights over certain transactions in which Verizon Wireless of the East may engage. There can be no assurance that the managing partner of Verizon Wireless of the East will be successful in managing Verizon Wireless of the East or that the managing general partner's interests in managing Verizon Wireless of the East will not conflict with the interests of the Company.

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

                                                           MSA         ESTIMATED
SERVICE AREA                                              RANK       POPULATION (1)
------------                                              ----       --------------
Albany, GA...................................              261           120,822
Augusta, GA..................................              108           452,846
Columbus, GA.................................              153           250,929
Macon, GA....................................              138           322,544
Savannah, GA.................................              155           293,000
Georgia-6 RSA................................              ---           211,408
Georgia-7 RSA................................              ---           139,606
Georgia-8 RSA................................              ---           166,601
Georgia-9 RSA................................              ---           124,063
Georgia-10 RSA...............................              ---           162,261
Georgia-12 RSA...............................              ---           220,558
Georgia-13 RSA...............................              ---           157,068
Dothan, AL...................................              246           137,916
Montgomery, AL...............................              139           333,065
Alabama-8 RSA................................              ---           196,259
                                                                       ---------
     Subtotal................................                          3,288,946
                                                                       ---------
Panama City, FL..............................              283           148,217
                                                                       ---------
     Total...................................                          3,437,163
                                                                       ---------

     (1)  Based on population estimates from U.S. Census 2000.

RESULTS OF OPERATIONS

        The following table sets forth for the Company for the periods indicated, the percentage, which certain amounts bear to total revenue.

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                         ------------------       ----------------
                                                          2002        2001        2002       2001
                                                          -----       -----       -----      -----
REVENUE:
  Service.........................................         94.2%       93.8%       93.2%      94.0%
  Equipment sales and installation................          5.8         6.2         6.8        6.0
                                                          -----       -----       -----      -----
       TOTAL revenue..............................        100.0       100.0       100.0      100.0
                                                          -----       -----       -----      -----
OPERATING EXPENSES:
  Engineering, technical and other direct:
     Engineering and technical (1)................          7.2         5.5         7.0        5.3
     Other direct costs of services (2)...........         15.6        14.6        14.3       14.6
  Cost of equipment (3)...........................          9.3        11.3        10.8       11.8
  Selling, general and administrative:
     Sales and marketing (4)......................          9.0         8.3         8.9        8.2
     Customer service (5).........................          7.9         8.5         8.2        7.0
     General and administrative (6)...............          8.7         9.2         8.3        9.9
     Non-cash compensation........................          1.3         1.3         1.3        1.3
  Depreciation and amortization...................          9.0        16.2         8.8       16.3
                                                          -----       -----       -----      -----
       TOTAL OPERATING EXPENSES...................         68.0        74.9        67.6       74.4
                                                          -----       -----       -----      -----
  Operating income................................         32.0%       25.1%       32.4%      25.6%
  Operating income before depreciation and
     amortization and non-cash compen-
     sation - adjusted EBITDA (7).................         42.2%       42.6%       42.4%      43.2%
  Operating income before depreciation and
     amortization - Price Communications
     Wireless, Inc. (8)...........................         44.2%       43.5%       44.0%      44.1%

----------
(1) Consists of costs of cellular telephone network, including inter-trunk costs, span-line costs, cell site repairs and maintenance, cell site utilities, cell site rent, engineers' salaries and benefits and other operational costs.
(2) Consists of costs of incollect roaming, costs of long distance, costs of interconnection with wireline telephone companies, costs for prepaid airtime usage and other costs of services.
(3) Consists primarily of the costs of the cellular handsets and accessories sold.
(4) Consists primarily of salaries and benefits of sales and marketing personnel, advertising and promotion expenses and employee and agent commissions.
(5) Consists primarily of salaries and benefits of customer service personnel and costs of printing and mailing subscriber's bills.
(6) Includes salaries and benefits of general and administrative personnel, the provision for bad debts and other overhead expenses.
(7) Adjusted EBITDA represents operating income before interest expense, provision for taxes, depreciation and amortization and non-cash compensation. Adjusted EBITDA should not be considered in isolation or as an alternative measurement of operating performance or liquidity to net income, operating income or any other measure of performance under generally accepted accounting principles. This measure may not be similar to other company's calculation of adjusted EBITDA. The Company believes that adjusted EBITDA is viewed as a relevant supplemental measure of performance in the cellular telephone industry.
(8) Represents operating income before interest expense, provision for income taxes, and depreciation and amortization of the Company's operating subsidiary Price Communications Wireless, Inc. It does not include $1.4 million and $2.3 million and $597,000 and $1.3 million for the three months and six-month periods ended June 30, 2002 and the three and six-month periods ended June 30, 2001, respectively, of the parent company's general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

        REVENUE. Service revenue totaled $67.9 million for the second quarter of 2002, a decrease of $1.2 million or approximately 1.8% from $69.1 million for the second quarter of 2001. Included in service revenue is gross access revenue which increased by $1.7 million because of an increase in the average access per post-paid subscriber. It was augmented by a reduction of promotional access credits of $1.5 million and decreased by $674,000 from a reduction in airtime revenue principally due to migration of the Company's subscribers to higher monthly access rate plans which incorporate a larger proportion of free airtime minutes. Prepaid revenue, which is recognized by the Company as the minutes are used, decreased by $1.4 million as a result of the Company's promotion of a "local only" rate plan which does not require a contract or credit review and has unlimited local minutes. That plan became a substitute rate plan for the prepaid subscriber. The Company's outcollect airtime roaming revenue, which is revenue that the Company collects from other wireless carrier's subscribers using their phones in the Company's markets, decreased $1.2 million from $7.6 million for the three months ended June 30, 2001to $6.4 million for the same period in the current year. The decrease was a result of a reduction in the reimbursement rate from $0.24 per minute for last year's second quarter to $0.20 for the current three months slightly offset by an increase in minutes of use for the current three-month period. The Company raised the toll rates it charges to other cellular carriers which increased outcollect toll revenue by $2.2 million for the current three-month period. Increased competition from other cellular carriers has prompted the Company to introduce rate plans that extend the subscriber's home area, which enables the subscribers to call outside of their immediate area without being charged for roaming or toll. The changes in rate plans resulted in a decrease of $3.2 million in incollect airtime and a decrease of $494,000 in toll revenue. Other items of local revenue, principally feature revenue, increased approximately $400,000 for the current three-month period.

        The Company's computation of average monthly revenue per post-paid subscriber (based upon service revenue excluding prepaid revenue) includes local revenue as well as outcollect, but excludes incollect revenue from subscribers, as this revenue is more than offset in incollect costs which are accounted for in direct cost of service. Such revenue statistic increased from $45.18 for the three-month period ended June 30, 2001 to $47.45 for the current three-month period because of the factors discussed above.

        Equipment sales and installation revenue, which consists primarily of sales of handsets and related accessories to subscribers, decreased from $4.5 million for the second quarter of 2001 to $4.2 million for the same period in 2002. During the current three-month period, the Company sold 47,063 handsets of which 86% were digital compared with 55,051 for the same period last year of which 68% were digital. The decrease in units sold was the principal reason for the decrease in equipment revenue. Installation fees for both three-month periods were not material.

        OPERATING EXPENSES. Total operating expenses decreased by $6.1 million to $49.1 million for the current three-month period from $55.2 million for the three-month period ended June 30, 2001. As a percentage of total revenue the current three months' operating expenses amounted to 68.0% compared with 74.9% for the same period in 2001.

        Engineering, technical and other direct costs of service increased by $1.7 million from $14.8 million for the second quarter of 2001 to $16.5 million for the second quarter of 2002. Included in engineering, technical and other direct is the cost of incollect roaming which represents the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets. The current three-month period resulted in an increase of $383,000 for incollect air and toll. The increase is a result of an increase in minutes of use (3.5 million) offset by a reduction in the reimbursement rate ($0.27 for the current three months compared with $0.30 for the prior quarter). The reduced rate that the Company pays to these other carriers affects the amount of roaming revenue collected since the reimbursement the Company received for outcollect roaming also decreased during the current period. Costs to operate the Company's cellular system such as fixed span line costs and cell site rents and utilities accounted for an additional $1.8 million. Due to the reduction in prepaid customer usage (see revenue analysis above), the Company was able to reduce cost of prepaid service by $497,000.

        Cost of equipment decreased by $ 1.6 million from $8.3 million for the second quarter of 2001 to $6.7 million for the second quarter of 2002. The decrease resulted from a decrease in units sold during the current quarter and an increase in the percentage of digital phones sold during the current three-month period. As a result of technical innovations in the wireless industry, the cost of digital phones has decreased from the unit costs of a year ago. 86% of the handsets sold during the current quarter were digital with an average cost of $107 compared to 54% at an average cost of $120 for the three months ended June 30, 2001. For the current three-month period, the Company recovered 63% of the cost of equipment compared with a recovery of 55% for the three months ended June 30, 2001.

        Selling, general and administrative expenses ("SG&A") decreased $600,000 from $19.1 million in the second quarter of 2001 to $18.5 million for the same period of the current year. As a percentage of revenue, SG&A for the current three-month period is 25.6% of revenue compared with 26.0% for the same three-month period in 2001.

        Sales and marketing increased $332,000 from $6.1 million for the second quarter of 2001 to $6.4 million for the current three-month period principally due to increased sales commissions. Commissions paid to the Company's internal sales force decreased for the current three-month period by $136,000 as non-agent gross cellular additions decreased approximately 14,000. Outside agents' commissions however, increased $608,000 for the current quarter as gross cellular adds through agents increased 5,700. Agents' commissions are higher than those paid by the Company's internal sales force. The cost to add a gross subscriber, which consists of the net equipment loss and sales and marketing expenditures increased from approximately $175 for the three-month period ending June 30, 2001 to $186 for the current three-month period.

        Customer service costs (also included in SG&A), which are principally comprised of billing and payroll and related benefits, amounted to $5.7 million compared with $6.2 million for the same period in 2001. The $500,000 net cost savings is primarily a function of decreased payroll and related benefits and a decrease in temporary employment.

        General and administrative expenses, the final component of SG&A, decreased from $6.8 million for the prior three month period to $6.3 million for the current three month period. The net $500,000 decrease primarily resulted from a $1.5 million decrease in the provision for doubtful accounts from $2.5 million for the three months of last year to $944,000 for the current three-month period, partially offset by increases in corporate salaries and benefits. The decrease in the provision for bad debts is a result of improvement in the billing system, as well as the benefit derived from centralizing the collection process.

        During the first quarter of 2002, the company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". Management believes the Company's cellular licenses qualify as indefinite life intangibles which are not subject to amortization as of January 1, 2002. Accordingly, the current three-month period does not include any amortization for cellular licenses, which amounted to $5.7 million for the three months ended June 30, 2001, and is included in depreciation and amortization.

        Operating income increased to $23.9 million for the second quarter of 2002 from $18.5 million for the second quarter of 2001. Operating income before depreciation and amortization and non-cash compensation was 42.2% of revenue for the current quarter compared with 42.6% for the second quarter of 2001. The decrease in operating margin is a result of the items discussed above. Management's continuing concentration on cost controls, maintained the Company's low operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and parent company overhead) of $20.99 for the current three-month period compared with $22.62 for the same period of the prior year.

        NET INTEREST EXPENSE, OTHER INCOME, INCOME TAXES AND NET INCOME. Net interest expense increased by $1.6 million for the second quarter of 2002 amounting to $16.7 million for the three-months ended June 30, 2002 compared with $15.2 million for the comparable prior three-month period. The increase in net interest expense is a result of the decrease in interest income as a result of the lower interest rates earned during the current three-month period. Other income for both three-month periods consists principally of gains on security transactions of PCC. During the second quarter of 2001, the Company realized approximately $3.0 million of gains from put and call transactions on the Company's stock, which are not taxable to the Company. The current period's income tax expense of $2.3 million compared with a provision of $1.4 million for the three-month period in 2001 is a result of the higher financial statement taxable income for the current three month period compared with the three-months ended June 30, 2001 combined with the non-taxable security transactions described above during the second quarter of 2001.

        The net income for the three-month period ended June 30, 2002 of $4.0 million compared with net income for the second quarter of 2001 of $5.4 million is a function of the items discussed above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

        REVENUE. Service revenue amounted to $134.7 million for the first six months of 2002, a decrease of $2.3 million from $137.0 million for the same period in 2001. Access revenue increased by $5.3 million principally as a result of the increase in the average access revenue per post-paid subscriber. In addition, a reduction of $2.1 million in promotional access credits further contributed to the increase in access revenue. Airtime revenue from post-paid subscribers decreased by $995,000 principally as a result of subscribers migrating to rate plans that feature higher monthly access charges with an increased amount of free airtime minutes available. Prepaid revenue, which is recognized by the Company as the minutes are used, decreased by $2.5 million for the current six-month period. The Company's promotion of a local only rate plan which does not require a contract or credit review and has unlimited local minutes of use became a substitute for the prepaid user, resulting in a reduction of prepaid revenue. The Company's outcollect roaming airtime revenue, which is revenue that the Company collects from other wireless carrier's subscribers using their phones on the company's system, decreased $2.4 million from $15.1 million for the six-month period ended June 30, 2001 to $12.7 million for the current six-month period. An increase in the number of outcollect minutes of use from 59.7 million for the six-month period ended June 30, 2001, to 60.0 million for the current six-month period was offset by the reduction in the average reimbursement rate from other cellular carriers from $0.25 in 2001 to $0.21 for the current-six month period. The Company raised the toll rates it charges to other cellular carriers resulting in an increase of roaming toll revenue of $3.7 million for the current six-month period. Because of increased competition in the wireless business, the Company has introduced additional rate plans, which expand the subscriber's home calling area and enable the subscriber to call outside of their immediate area without being charged for roaming or toll. These changes in rate plans resulted in a decrease of $5.4 million in incollect airtime and a decrease of $1.2 million in toll revenue. Other items of local revenue, principally feature revenue, increased by approximately $1.3 million for the current six-month period.

        The Company's computation of average monthly revenue per post-paid subscriber (based upon service revenue excluding prepaid revenue) includes local revenue as well as outcollect revenue, but excludes incollect revenue from subscribers, since this revenue is more than offset in incollect costs which are accounted for in direct cost of service. The average monthly revenue per post-paid subscriber increased from $44.66 for the six-month period ended June 30, 2001 to $46.64 for the current six-month period because of the factors discussed above.

        Equipment sales and installation revenue, which consists primarily of sales of handsets and related accessories to subscribers increased $1.0 million from $8.8 million for the six months ended June 30, 2001 to $9.8 million for the same period in the current year. For the six-month periods ended June 30, 2002 and 2001, there was approximately the same number of units sold and upgraded (143,253 for the current six months compared with 144,848 for last year's six month period). The number of digital units sold in the current six-month period amounted to 85% of the total compared with only 54% for last year's six month period. The average selling price for a digital handset is higher than that for an analog unit, which accounts for the increase in equipment revenue.

        OPERATING EXPENSES. Total operating expenses decreased by $10.8 million to $97.7 million for the current six-month period from $108.5 million for the six-month period ended June 30, 2001. As a percentage of total revenue the current six months' operating expenses amounted to 67.6% compared with 74.4% for the same period in 2001.

        Engineering, technical and other direct costs of service increased $1.8 million to $30.9 million for the current six months from $29.1 million for the same period in 2001. Included in engineering, technical and other direct costs of service is the cost of incollect roaming which represents the amount paid to other cellular carriers for the Company's subscribers roaming in those carriers' markets. The current six-month period resulted in a decrease of $580,000 for incollect air and toll which is a function of an increase in the amount of minutes used (6.4 million minutes) offset by a decrease in the reimbursement rate ($0.265 for the current six month period compared with $0.324 for the same period last year). The reduction in rate that the company pays to other carriers for the current period effects the amount of roaming revenue collected from these same carriers since their reimbursement rate to the company also decreased during the current period. Additional costs to operate the Company's cellular system such as fixed span line costs and cell site rent and utilities accounted for an additional $3.6 million. Due to the reduction in prepaid customer usage (see revenue analysis above), the Company was able to reduce the cost of operating the prepaid system by $1.3 million during the current six-month period.

        The cost of equipment was lowered from $17.2 million for the six-month period ended June 30, 2001 to $15.6 million for the current six-month period. Although there were 1,595 less handsets sold or upgraded during the current six-month period, the principal reason for the decrease was the reduction of the unit cost for digital handsets during the current six-month period. As a result of technical innovations, the average cost of a digital handset was lowered from $123 for last year's six months period to $103 for the current six-month period. The percentage of equipment cost recovered increased from 51% for the six-month period in 2001 to 63% for the current six months.

        Selling, general and administrative expenses ("SG&A") increased $209,000 from $36.5 million for the first six months of 2001 to $36.7 million for the same period of the current year. As a percentage of revenue, SG&A for the current six-month period is 25.4% of revenue compared with 25.0% for the same six-month period in 2001.

        Sales and marketing increased $978,000 from $11.9 million for the six-month period ending June 30, 2001 to $12.9 million for the current six-month period principally due to increases in sales commissions and to a lesser extent increases in advertising expenditures. During the current year, the Company has relied more heavily on outside agents to increase its subscriber base. Approximately 30% of the current six-month customer additions are from agents as compared to 13% for the prior six-month period. Agents traditionally are paid at a higher rate than the Company's internal sales force, which accounts for the additional $780,000 in agent commissions during the current six-month period. The cost to add a gross subscriber, which includes sales and marketing costs combined with the loss on equipment sales, decreased from $173.41 for the six-month period ending June 30, 2001 to $156.48 for the current six-month period.

        For the current six-month period, customer service costs (also included in SG&A), primarily subscriber billing costs and payroll and related benefits, amounted to $11.8 million for the current six-month period compared to $10.1 million for the same period in 2001 or an increase of $1.7 million. During the last quarter of 2000, the Company changed its billing vendor and encountered various problems during the conversion to the new system. Because of these problems and the resultant failure to mail subscribers' bills on a timely basis, the company's provision for bad debts increased significantly (see analysis of general and administrative expenses below). The billing vendor acknowledged its role in creating the problem by issuing a $2 million credit to the Company in the first quarter of 2001. The prior year credit is the principal reason for the $1.7 million increase in customer service costs.

        General and administrative expenses (excluding customer service), decreased $2.4 million from $14.4 million for the prior six month period to $12.0 million for the current six month period. The decrease was primarily a result of a $3.7 million decrease in the provision for doubtful accounts from $5.6 million for the six-month period ended June 30, 2001 to $1.8 million for the current six-month period. The decrease in the provision is a result of the improvement in the billing system, as well as the benefit derived from the centralization of the collection process. Somewhat reducing this benefit was an increase in corporate expenses, principally payroll and related benefits. General and administrative expenses, excluding customer service, decreased from 9.9% of total revenue for the six-month period of the prior year to 8.3% for the current six-month period.

        During the first quarter of 2002, the Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets", Management believes its cellular licenses qualify as indefinite life intangibles which are not subject to amortization as at January 1, 2002. Accordingly, the current six-month period does not include any amortization for licenses, which amounted to $11.4 million for the six months ended June 30, 2001 and was included in depreciation and amortization.

        Operating income increased to $46.8 million for the six-month period ending June 30, 2002 from $37.3 million for the same period in 2001 or an increase of $9.5 million. Operating income before depreciation and amortization and non-cash compensation amounted to 42.4% as a percentage of total revenue for the current six-month period compared with 43.2% for the same period of the prior year. The decrease in operating margin is attributable to the items discussed above. The Company, as a result of strong cost controls, was able to maintain its low operating cost per subscriber (total operating costs before non-cash compensation, depreciation and amortization and parent company overhead), which amounted to $20.63 for the current six-month period, compared to $22.40 for the same period last year.

        NET INTEREST EXPENSE, OTHER INCOME, INCOME TAXES AND NET INCOME. Net interest expense increased to $33.3 million for the six months of 2002 from $29.3 million for the same period in 2001. The $4.0 million increase in net interest expense is a result of the decrease in interest income as a result of the lower interest rates earned during the current six-month period. Other income for both six-month periods consists primarily of gains on security transactions of PCC. During the six-month period ended June 30, 2001, the Company realized approximately $1.2 million of gains from put and call transactions on the Company's stock, which are not included in the provision for taxes. The current six month period's income tax expense of $5.1 million compared with the tax provision of $3.3 million for the six month period in 2001, is a result of the higher financial statement taxable income for the current six-month period compared with the financial statement taxable income for the prior six-month period and certain non taxable security transactions.

        The net income for the current six-month period of $8.7 million compared with net income of $6.9 million for the six-month period ended June 30, 2001 is a function of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's long-term capital requirements consist of funds for capital expenditures, acquisitions and debt service. Historically, the Company has met its capital requirements primarily through the issuance of debt and by operating cash flow. During the current six-month period, the Company generated $26.4 million of cash flow from operating activities as shown in the Condensed Consolidated Statements Of Cash Flows. The Company's EBITDA (earnings before interest, depreciation and amortization, non-cash compensation and taxes) was $61.3 million for the six-month period ending June 30, 2002. The Company's debt service requirements for the current year consist of cash interest payments of $68.5 million, of which $34.2 million has been paid through June 30, 2002. The remaining cash interest requirements are approximately $10.3 million in the third quarter and $24.0 million in the fourth quarter. Based upon the Company's current ability to generate operating cash flow combined with its available cash of $251.9 million, there does not appear to be a necessity to provide additional funding for the foreseeable future. The Company's outstanding debt instruments consist of $525 million 9 1/8% Senior Secured Notes due December 15, 2006 and $175 million 11 3/4% Senior Subordinated Notes due July 15, 2007. The 9 1/8% notes are callable after June 15, 2002 and the 11 3/4% notes are callable after July 15, 2002. Both of these instruments contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets, among other things.

        From the asset contribution transaction to the exchange of the preferred interest for either the common stock of Verizon Wireless Inc. or Verizon Communications, the preferred interest, and the investments in the collateral account described under "Agreement to Contribute Company's Business" above are expected to be substantially all of the Company's assets. The Company will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return (which allocation to the extent not distributed in cash, will increase Price Communications Wireless' capital account in Verizon Wireless of the East). After the asset contribution for a period of up to four years, PCW will receive cash distributions equal to 50% of its preferred return. The Company currently expects to retain approximately $73 million of total net cash and securities (assuming a closing on August 15, 2002), of which $70 million will be deposited in the collateral account. During the period following the asset contribution the Company does not expect to have sources of cash other than the cash remaining after the asset contribution reserved for liabilities existing at the time of such contribution, the cash distributions from Verizon Wireless of the East, income from cash dividends and interest on investments in the collateral account, an aggregate of $5 million which the Company is authorized to withdraw from the collateral account to cover its ordinary operating expenses, and any funds that the Company may be able to borrow. The Company currently anticipates that its cash and income will be sufficient to meet its cash obligations during the period. There is a risk, however, if significant unexpected cash needs arise (such as a demand for payment under the Company's guaranty to Verizon Communications), that its funds (including distributions, interest and dividends) will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be unable to do so or forced to do so on unfavorable terms.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical significant accounting policies and estimates:

        FINANCIAL INSTRUMENTS. At June 30, 2002 and December 31, 2001, substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities". Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

        The Company sells put and call options. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets (if unsettled at the balance sheet date) with changes in fair values recorded as part of other income (expense).

        PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense when incurred. Depreciation is provided principally by the straight-line method over the estimated useful lives, ranging from 5 to 20 years for buildings and improvements and 5 to 10 years for equipment, communications systems and furnishings.

        ACQUISITIONS AND LICENSES. The cost of acquired companies is allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition. Accordingly, the

Company has not recorded any goodwill. Licenses are not amortized since the company considers them indefinite life assets as defined by SFAS No. 142.

        Subsequent to the acquisition of licenses and other long-lived assets, the Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilizes projected discounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses. The assessment of the recoverability of the remaining balance of the license rights may be impacted if projected cash flows are not achieved.

        REVENUE RECOGNITION. Service revenue from cellular operations for prepaid and post paid customers includes local subscriber revenue and outcollect roaming revenue.

        Prepaid airtime revenue is recognized when the airtime is utilized and activation revenue is recognized over the estimated life of the subscriber's contract or the expected term of the customers relationship, whichever is longer. In addition, the financial statements for the six months ended June 30, 2002 and for the year ended December 31, 2001 include a deferral of unearned revenue. Local subscriber revenue is earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue is billed one month in advance and is recognized when earned. Postpaid airtime revenue is recognized when the service is rendered.

        Outcollect roaming revenue represents revenue earned for usage of its cellular network by subscribers of other cellular carriers. Outcollect roaming revenue is recognized when the services are rendered.

        Equipment sales and installation revenues are recognized upon delivery to the customer or installation of the equipment.

        COST TO ADD A SUBSCRIBER. The cost to add a subscriber which consists principally of the net loss on the sale of equipment, as well as commissions, is recognized at the time the subscriber starts to receive cellular service. Both commissions and the loss on the sale of handsets, which represent a separate earnings process, are expensed in the same month that the subscriber commences using the Company's system.

        OPERATING EXPENSES - ENGINEERING, TECHNICAL AND OTHER DIRECT. Engineering, technical and other direct operating expenses represent certain costs of providing cellular telephone services to customers. These costs include incollect roaming expense. Incollect roaming expense is the result of the Company's subscribers using cellular networks of other cellular carriers.

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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

        10(a) Amendment No. 1 to the Transaction Agreement with Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference from registrant's Form 8-K filed on April 22, 2002.

        (b)  REPORTS ON FORM 8-K

             Form 8-K filed on April 22, 2002 relating to Amendment No. 1 to the Transaction Agreement with Cellco Partnership and Verizon Wireless of the East LP.


                                EXHIBIT INDEX


        10(a) Amendment No. 2 to the Transaction Agreement with Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference from registrant's Form 8-K filed on April 22, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PRICE COMMUNICATIONS CORPORATION


Date: August 14, 2002           By: /s/ Robert Price
                                    -------------------------
                                Robert Price
                                Director, President and Treasurer


                                By: /s/ Kim I Pressman
                                    -------------------------
                                Kim I Pressman
                                Vice President and Chief Financial Officer


                                By: /s/ Michael Wasserman
                                    -------------------------
                                Michael Wasserman
                                Vice President and Chief Accounting Officer