Form 10-Q
period 2002-09-30
PRICE COMMUNICATIONS CORP
filed 2002-11-14
CIK 355787

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

                For the quarterly period ended September 30, 2002

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
             Title of Each Class                           On Which Registered
             -------------------                          ---------------------
   Common Stock, par value $.01 per share                New York Stock Exchange
Associated Common Stock Rights Under Rights Plan          Boston Stock Exchange
                                                         Chicago Stock Exchange
                                                         Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the issuer's common stock as of November 10, 2002 was 54,543,308

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.     FINANCIAL INFORMATION

 ITEM 1. Financial Statements

         Unaudited Condensed Consolidated Balance Sheets- September 30, 2002 and December 31, 2001          I-1

         Unaudited Condensed Consolidated Statements of Operations - Three months ended
             September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001                  I-2

         Unaudited Condensed Consolidated Statements of Cash Flows - Nine months ended
             September 30, 2002 and 2001......................................................              I-3

         Unaudited Condensed Consolidated Statement of Shareholders' Equity - Nine months ended
             September 30, 2002 ..............................................................              I-5

         Notes to Unaudited Condensed Consolidated Financial Statements.......................              I-6

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................             I-12

PART II     OTHER INFORMATION

 ITEM 1. Legal Proceedings....................................................................             II-1

 ITEM 2. Changes in Securities................................................................             II-1

 ITEM 3. Defaults Upon Senior Securities- None................................................             II-1

 ITEM 4. Submission of Matters to a Vote of Security Holders..................................             II-1

 ITEM 5. Other Information....................................................................             II-1

 ITEM 6. Exhibits and Reports on Form 8-K.....................................................             II-1

SIGNATURES....................................................................................             II-2

CERTIFICATIONS


ITEM 1.       FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 2002                   2001
                                                                           ----------------      -----------------
                                                                           ($ IN THOUSANDS)       ($ IN THOUSANDS)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                             $         16,205      $         246,447
     Trade accounts receivable, net of allowance
              for doubtful accounts                                                       -                 21,260
     Receivable from other cellular carriers                                              -                  5,190
     Available for sale securities (net of market adjustment of $307)                 1,156                    906
     Estimated working capital adjustment due from Verizon Wireless
              of the East LP                                                          5,000                      -
     Income taxes receivable                                                          5,804
     Current deferred taxes                                                           4,657                      -
     Inventory                                                                            -                  5,129
     Prepaid expenses and other current assets                                          741                 10,460
                                                                           ----------------      -----------------

              Total current assets                                                   33,563                289,392

Cash and securities deposited in collateral account (net of market                                               -
              valuation of $5,085)                                                   65,946
Investment in limited partnership                                                 1,117,701                      -
Net property and equipment                                                                -                141,230
Licenses, net of amortization                                                             -                815,178
Other intangible and other assets, net of amortization                                   30                 15,898
                                                                           ----------------      -----------------
                                                                           $      1,217,240      $       1,261,698
                                                                           ================      =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                 $          7,052      $          11,665
     Accrued interest payable                                                             -                 11,421
     Accrued salaries and employee benefits                                             370                  1,281
     Deferred revenue                                                                     -                  9,693
     Income taxes payable                                                                 -                  8,457
     Minority interests                                                                   -                  3,194
     Deferred taxes                                                                       -                  2,608
     Other current liabilities                                                        3,327                  8,432
                                                                           ----------------      -----------------

              Total current liabilities                                              10,749                 56,751

Estimated liability to former minority interest holders                              16,000
Long-term debt                                                                            -                700,000
Accrued income taxes - long term                                                     53,165                 53,165
Deferred income taxes                                                               530,000                276,140
                                                                           ----------------      -----------------

              Total liabilities                                                     609,914              1,086,056
                                                                           ----------------      -----------------

Commitments and contingencies

Shareholders' equity                                                                607,326                175,642
                                                                           ----------------      -----------------
                                                                           $      1,217,240      $       1,261,698
                                                                           ================      =================

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                          -----------------------------   -------------------------
                                                                                2002           2001           2002          2001
                                                                          -------------    ------------   -----------   -----------
                                                                                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
    Service                                                               $      34,197    $     68,660   $   168,944   $   205,628
    Equipment sales and installation                                              1,836           4,369        11,635        13,168
    Income from partnership                                                       4,031               -         4,031             -
                                                                          -------------    ------------   -----------   -----------
           Total revenue                                                         40,064          73,029       184,610       218,796
                                                                          -------------    ------------   -----------   -----------
Operating expenses:
    Engineering, technical and other direct                                       8,443          15,177        39,350        44,281
    Cost of equipment                                                             3,453           7,591        19,048        24,765
    Selling, general and administrative                                           9,079          18,809        45,785        55,307
    Non-cash compensation-selling, general and administrative                    56,855             913        58,680         2,737
    Depreciation and amortization                                                 3,169          11,838        15,859        35,733
                                                                          -------------    ------------   -----------   -----------
           Total operating expenses                                              80,999          54,328       178,722       162,823
                                                                          -------------    ------------   -----------   -----------

           Operating income (loss)                                              (40,935)         18,701         5,888        55,973
                                                                          -------------    ------------   -----------   -----------
Other income (expense):
    Interest expense, net                                                        (8,597)        (15,747)      (41,925)      (45,010)
    Gain on contribution of cellular business                                   659,181               -       659,181             -
    Other income (expense), net                                                  (5,813)          4,003        (5,426)        6,826
                                                                          -------------    ------------   -----------   -----------
           Total other income (expense)                                         644,771         (11,744)      611,830       (38,184)
                                                                          -------------    ------------   -----------   -----------

           Income before minority interest
             share of income and income taxes                                   603,836           6,957       617,718        17,789

Minority interest share of income                                                     -               -             -          (631)
                                                                          -------------    ------------   -----------   -----------

           Income before income taxes                                           603,836           6,957       617,718        17,158

Income tax expense (including for 2002, $238.1 million
    of deferred taxes on the gain of the contribution
    of the cellular business)                                                   229,602           2,627       234,749         5,950
                                                                          -------------    ------------   -----------   -----------

           Net income                                                           374,234           4,330       382,969        11,208
                                                                          -------------    ------------   -----------   -----------

Other comprehensive income, net of tax
    Unrealized gain (loss) on available for sale securities                      (3,290)          1,444        (3,395)         (716)
    Reclassification adjustment                                                   1,055             112           128            11
                                                                          -------------    ------------   -----------   -----------
Comprehensive income                                                      $     371,999    $      5,886       379,702   $    10,503
                                                                          =============    ============   ===========   ===========

Per share data:
    Basic earnings per share before gain on contribution
           of business, deferred taxes on gain and write-off
           of unamortized deferred compensation including
           deferred taxes thereon                                         $        0.24    $       0.08   $      0.40   $      0.20
    Basic earnings per share on adjusted earnings for one time
           items listed above including taxes thereon                     $        6.62    $          -   $      6.61   $         -
    Weighted average shares outstanding                                      54,531,000      54,791,000    54,623,000    55,121,000
    Diluted earnings per share before gain on contribution
           of business, deferred taxes on gain and write-off of
           unamortized deferred compensation including deferred
           taxes thereon                                                  $        0.24    $       0.08   $      0.40   $      0.20
    Diluted earnings per share on adjusted earnings for one time
           items listed above including taxes thereon                     $        6.59    $          -   $      6.57   $         -
    Weighted average shares outstanding                                      54,774,000      55,216,000    54,929,000    55,016,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (Unaudited)

                                                                                         FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                       ------------------------
                                                                                          2002          2001
                                                                                       ----------    ----------
                                                                                          ($ IN THOUSANDS)
Cash flows from operating activities:

    Net income                                                                         $  382,969    $   11,208
                                                                                       ----------    ----------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
             Gain on contribution of cellular business                                   (659,181)            -
             Depreciation and amortization                                                 15,859        35,733
             Minority interest share of income                                                  -           631
             Deferred income taxes                                                        241,498        (1,418)
             Loss (gain) on collateral and available for sale marketable securities         2,155        (1,709)
             Loss on put and call options                                                   1,098             -
             Gain on sale of equity investment in
                         cellular properties (net)                                              -        (4,109)
             Loss on write-off of investment and other assets                               3,426             -
             Non-cash compensation                                                         58,680         2,737
             Amortization of deferred finance costs                                         1,520         1,825
             Decrease in trade and other receivables                                        4,541         9,622
             Increase in income taxes receivable                                           (5,804)            -
             (Decrease) increase in accounts payable and accrued expenses                 (11,227)       12,116
             (Decrease) increase in accrued interest payable                              (11,421)        5,883
             Changes in other accounts                                                        (37)        1,323
                                                                                       ----------    ----------
               Total adjustments                                                         (358,893)       62,634
                                                                                       ----------    ----------
                         Net cash provided by operating activities                         24,076        73,842
                                                                                       ----------    ----------

Cash flows from investing activities:
    Cash transferred to Verizon Wireless of the East                                     (149,000)            -
    Capital expenditures                                                                   (9,704)      (12,681)
    Proceeds from sale of available for sale securities and put and call options           13,309        13,329
    Purchase of available for sale securities and put and call options                    (14,758)      (14,355)
    Net purchases of securities for collateral account                                    (70,861)
    Cash transferred to collateral account                                                   (165)
    Purchase of minority interests                                                         (4,045)       (7,817)
    Fees and expenses related to Verizon transaction                                      (12,312)
    Sale of equity investments in cellular properties                                           -        15,419
    Other                                                                                      86             -
                                                                                       ----------    ----------
                         Net cash used in investing activities                           (247,450)       (6,105)
                                                                                       ----------    ----------

Cash flows from financing activities:
    Purchase and retirement of common stock                                                (7,027)      (12,563)
    Exercise of employee stock options                                                        159           705
                                                                                       ----------    ----------
                         Net cash used in financing activities                             (6,868)      (11,858)
                                                                                       ----------    ----------

                         Net (decrease) increase in cash and cash equivalents            (230,242)       55,879
Cash and cash equivalents at the beginning of period                                      246,447       180,708
                                                                                       ----------    ----------
Cash and cash equivalents at the end of period                                         $   16,205    $  236,587
                                                                                       ==========    ==========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (Unaudited)

                                                                                                    FOR THE NINE MONTHS
                                                                                                    ENDED SEPTEMBER 30,
                                                                                                --------------------------
                                                                                                    2002          2001
                                                                                                -----------    -----------
                                                                                                     ($ IN THOUSANDS)
Supplemental disclosure of cash flow information:
 Income taxes paid, net                                                                         $       328    $     2,639
                                                                                                ===========    ===========

 Interest paid                                                                                  $    54,214    $    44,516
                                                                                                ===========    ===========

 Non-cash transactions

 Gain on contribution of wireless business
           Increase in investment account                                                       $ 1,112,000
           Assumption of debt by Verizon Wireless of the East                                       700,000
                                                                                                -----------
                     Total                                                                        1,812,000
                                                                                                -----------

           Contribution of fixed assets                                                             126,936
           Contribution of licenses                                                                 832,028
           Write-off of unamortized deferred financing fees                                          10,836
           Write-off of prepaid investment banking fees, professional, legal and others              14,016
           Other items                                                                                7,691
                                                                                                -----------
                                                                                                    991,507
                                                                                                -----------

 Net non-cash transactions on contribution of Wireless business                                 $   820,493
                                                                                                ===========

 Contribution of net working capital to Verizon Wireless of the East                            $    (6,711)
                                                                                                -----------
 Estimated receivable from Verizon Wireless of the East                                         $     5,000
                                                                                                -----------
 Increase in investment account                                                                 $     1,711
                                                                                                -----------

      See accompanying notes to condensed consolidated financial statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                             Common Stock                      Accumulated
                                                               Class A          Additional        other
                                                        ---------------------    paid-in      comprehensive    Retained
                                                           Shares   Par Value    capital      income/(loss)    earnings
                                                        ---------   ---------   ----------    -------------   ----------
Balance at December 31, 2001                               54,885   $     550   $  177,166    $        (129)  $   56,735

Change in unrealized gain (loss) on
       available for sale securities
       net of tax effect                                                                             (3,267)
Purchase and retirement of treasury stock                    (395)         (4)      (7,023)
Exercise of stock options                                      52           -          159
Deferred compensation expense
       associated with the conversion of
       preferred stock to common stock-
       for the six months ended June 30, 2002
Write-off of remaining deferred compensation
Tax benefit from the exercise of stock options                                         170
Net income                                                                                                       382,969

                                                        ---------   ---------   ----------    -------------   ----------
Balance September 30, 2002                                 54,542   $     546   $  170,472    $      (3,396)  $  439,704
                                                        =========   =========   ==========    =============   ==========

                                                                              Total
                                                            Deferred      shareholders'
                                                          compensation        equity
                                                          ------------    -------------
Balance at December 31, 2001                              $    (58,680)   $     175,642

Change in unrealized gain (loss) on
       available for sale securities
       net of tax effect                                                         (3,267)
Purchase and retirement of treasury stock                                        (7,027)
Exercise of stock options                                                           159
Deferred compensation expense
       associated with the conversion of
       preferred stock to common stock-
       for the six months ended June 30, 2002                    1,825            1,825
Write-off of remaining deferred compensation                    56,855           56,855
Tax benefit from the exercise of stock options                                      170
Net income                                                                      382,969
                                                                                      -
                                                          ------------    -------------
Balance September 30, 2002                                $          -    $     607,326
                                                          ============    =============

      See accompanying notes to condensed consolidated financial statements

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company", "Price" or "PCC"). Price Communications Wireless, Inc. ("PCW") is a wholly owned subsidiary of Price Communications Corporation and prior to the consummation of the asset contribution described under Note 2 below, was the operating entity for the Company's cellular business. All significant intercompany items and transactions have been eliminated.

     The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K, 10-K/A amendment 2, and Form S-4. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)  AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

     On December 18, 2001, the Company entered into an agreement (the "Transaction Agreement") with affiliates of Cellco Partnership (doing business as Verizon Wireless and referred to herein as "Verizon Wireless") pursuant to which the Company agreed to contribute substantially all of the assets of PCW to a new partnership controlled by Verizon Wireless ("New Limited Partnership" or "Verizon Wireless of the East"),in exchange for a Preferred Exchangeable Limited Partnership Interest (the "Preferred Exchangeable Interest") (the "asset contribution"). The asset contribution transaction as contemplated by the Transaction Agreement as amended, was consummated on August 15, 2002. New Limited Partnership assumed certain liabilities of PCW relating to the contributed business (including such liabilities as arose under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). The asset contribution transaction was structured to be a tax-free contribution of assets under the Internal Revenue Code.

     Under a letter agreement dated August 9, 2002, Verizon Communications provided Verizon Wireless of the East with $350 million of debt financing (previously contemplated to be provided by an independent lender) to be used in connection with the covenant defeasance and redemption of PCW's Senior Subordinated Notes and Senior Secured Notes referred to above. PCW provided its guaranty of such indebtedness, provided that in no event shall PCW be obligated to make payment under such guaranty until Verizon Communications shall have exhausted all remedies against Verizon Wireless of the East. The Company believes that the probability of the guaranty being enforced is remote. Price has agreed to guarantee PCW's obligation under such guaranty, and accordingly deposited $70 million in cash and other property into a collateral account to secure such guaranty. Price will control the investment of the assets deposited in the collateral account, has the right to withdraw certain sums such as dividends, interest, and earnings on investments in such account, and has the right, in addition, to withdraw up to $5 million from such account to cover its ordinary operating expenses. Price and Verizon Communications have further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     If an initial public offering of Verizon Wireless common stock (meeting certain size requirements) occurs within four years of the asset contribution transaction, PCC will have an option, subject to the approval of the shareholders of PCC, to exchange such Preferred Exchangeable Interest for Verizon Wireless common stock during the sixty-day period which begins upon the later of (i) the date of the initial public offering and (ii) the one-year anniversary of the asset contribution.

     If a qualifying initial public offering of Verizon Wireless occurs within four years after the asset contribution and the Company exercises its option to exchange its Preferred Exchangeable Interest for shares of Verizon Wireless, the number of shares it will receive will be derived by dividing the then balance in its capital account by the Verizon Wireless initial public offering price. If the Company chooses not to exercise such option, it will be obligated to exchange its Preferred Exchangeable Interest for Verizon Communications common stock on the tenth anniversary of the transaction or such earlier date as may be specified by Verizon Communications. In this case, the number of shares the Company will receive will be derived by dividing the amount in the Company's capital account as of the date of exchange by the greater of the trailing 20 day average closing price of Verizon Communications common stock as of the date of the exchange and $55.30. The preferred return, however, ceases on the fourth anniversary of the transaction.

     If Verizon Wireless does not complete such an initial public offering prior to the four-year anniversary of the asset contribution or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur for other reasons, the Preferred Exchangeable Interest may be exchanged for Verizon Communications common stock.

     In the event a qualifying initial public offering of Verizon Wireless does not occur prior to the fourth anniversary of the asset contribution, the Preferred Exchangeable Interest will be mandatorily exchanged for shares of Verizon Communications common stock on such fourth anniversary. In this case the number of shares of Verizon Communications common stock issuable to the Company is equal to the amount in the Company's capital account as of the date of the exchange divided by the trailing 20 day average closing price of Verizon Communications common stock as of the date of the exchange, provided that such price shall not be less than $40 or more than $74.

     In addition, under certain circumstances (including a change in control of PCC, as described in the Company's proxy statement dated July 23, 2002, or a transfer of the Preferred Exchangeable Interest to a secured creditor of the Company), Verizon Communications will have the right to cause an exchange of the Preferred Exchangeable Interest into Verizon Communications common stock, whether or not an initial public offering of Verizon Wireless common stock has occurred.

     Subject to certain adjustments, the amount of PCW's initial capital account in the partnership amounted to approximately $1.112 billion. PCW will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return, which is currently expected to be approximately 2.9% per annum after giving effect to certain adjustments (which allocations to the extent not distributed in cash will increase PCW's capital account in Verizon Wireless of the East). Any losses incurred by the partnership will be allocated to Verizon Wireless up to an amount equal to its capital accounts before being allocated to PCW. The partnership will distribute to PCW an amount in cash equal to 50% of PCW's share of any profits of the partnership. These distributions will reduce PCW's investment in the partnership.

     The Company has accounted for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the PCC balance sheet equals the credit in the capital account on the partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return. As of September 30, 2002, the Company has accrued an additional $16.0 million for the Company's estimate of amounts to be incurred in the future related to the redemption of the remaining minority interests.

(3)  SHAREHOLDERS' EQUITY

     Pursuant to the Company's guaranty of the $350 million debt financing of Verizon Wireless of the East, the Company has agreed to limitations on expenditures of its funds which will significantly limit or eliminate the Company's ability to repurchase any additional shares of its stock, though the Company's Board of Directors had previously authorized stock repurchase programs of the Company's Common Stock. The Company was authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of the Company. During the first nine months of 2002, the Company repurchased and retired approximately 395,000 shares at an average price of $17.80 per share.

(4)  REVISIONS TO PREVIOUSLY REPORTED AMOUNTS

     Based on discussions with the SEC, generally all cellular companies and the Company have revised the classification of incollect roaming revenue to reflect such revenue as part of revenues from cellular service, rather than as an offset to incollect roaming costs, as the Company has done historically. This change in classification resulted in an increase in corporate revenue from cellular service and a corresponding increase in engineering, technical and other direct costs of $7.1 million and $21.0 million for the three and nine-month periods ended

September 30, 2001, respectively. Total operating income, net income and all other financial statements are not affected by this change in classification.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The Company does not have any goodwill recorded in its consolidated financial statements and therefore the adoption of SFAS No. 142 did not have any effect on its financial position or results of operations as it relates to goodwill. However, the Company did have a significant intangible asset in the form of cellular licenses. Based upon the transaction with Verizon Wireless and the valuation of PCW's business contained therein, management of the Company does not believe that there has been an impairment and accordingly has not recorded a charge against earnings for the three and nine month periods ended September 30, 2002. In addition, the Company believes its cellular licenses qualified as indefinite life intangibles as defined by SFAS No. 142, and accordingly the current three and nine-month periods do not include any amortization for licenses. Had the Company adopted SFAS No. 142 at the beginning of 2001, operating income would have increased by $5,681 and $17,042 to $24,382 and $73,015 for the three and nine-month periods ended September 30, 2001, respectively, net income would have increased by $4,330 and $11,208 to $7,909 and $21,944 for the three and nine-month periods ended September 30, 2001, respectively, earnings per share (basic and diluted) would have increased by $.06 to $.14 for the three-month period ending September 30, 2001, and earnings per share (basic and diluted) would have increased by $.20 to $.40 for the nine-month period ended September 30, 2001.

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

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has sold put and call options. Put and call options entitle the holders to sell publicly traded securities to the Company or buy such securities from the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts if and when outstanding are classified as liabilities with changes in fair values recorded as part of other income (expense). At September 30, 2002, approximately $2.2 million of these contracts were still open expiring in October 2002. As of October 8, 2002 the open contracts had been reduced to approximately $290,000.

(7)  GAIN ON CONTRIBUTION OF COMPANY'S BUSINESS.

     Effective August 15, 2002, the Company contributed substantially all of the assets of Price Communications Wireless, Inc., the operating entity owned by Price, to Verizon Wireless of the East. In addition, Verizon Wireless of the East assumed substantially all of the liabilities (including long-term debt) of Wireless. Included in the $659.2 million book gain on the sale of the business is the difference between the amount included in the investment account of the condensed consolidated balance sheet as at September 30, 2002 ($1.112 billion) and the net book basis of the licenses contributed ($832.0 million), the net book basis of fixed assets contributed ($126.9 million) and cash contributed ($149 million). Increasing the gain is the amount of long-term debt assumed by the partnership ($700 million). Reducing the gain is the write-off of unamortized deferred finance costs ($10.8 million), loss on the abandonment of certain property ($2.2 million) and additional fees and expenses related to the transaction ($31.9

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

million). Although the transaction is structured to be a tax-free transaction, there may be a tax in the future if the Company sells the Verizon Wireless or Verizon Communications stock, which will be received by the Company on the exchange of the Preferred Exchangeable Interest. Accordingly, the financial statements include an adjustment for deferred taxes of $238.1 million which adjustment along with the previous balance of deferred taxes represents the potential tax on the difference between the tax basis of the assets contributed and the consideration received for the contribution.

     (8)   WRITE-OFF OF UNAMORTIZED DEFERRED COMPENSATION

     In 1998 and 1999, the Company issued to its Chief Executive, Mr. Price, restricted common stock of the Company in exchange for two issues of redeemable preferred stock, which he held. The fair market value of the stock when it was issued was deemed to be deferred compensation and accordingly, the Company had previously been amortizing such deferred compensation against earnings over the restriction period. As a result of the contribution of PCW to Verizon Wireless of the East, the Company believes that the change of control language included in the agreement related to the aforementioned restricted stock negates the previous restrictions and therefore precludes the Company from continuing to defer and amortize the balance of the deferred compensation. Accordingly, the Condensed Consolidated Statements of Operations include an additional charge of $56.8 million related to the write-off of the unamortized portion as of September 30, 2002 of such deferred compensation.

(9)  COMMITMENTS AND CONTINGENCIES

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

     The discussion contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are made regarding the intent, belief or current expectations of the Company and its directors or officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties (including without limitation the risks and uncertainties described under "Risk Factors" in the Company's proxy statement dated July 23, 2002), and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside of the control of the Company.

     References to the "Company" or "Price" in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

OVERVIEW

     The Company had been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. Effective August 15, 2002 the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc., to Verizon Wireless of the East. Accordingly, the financial information for the three and nine-month periods ending September 30, 2002 are not comparable to those same periods ending in 2001.

     The Company remains listed on the New York and other stock exchanges and has no operating assets and approximately $1.2 billion in an illiquid Verizon Wireless preferred partnership interest, cash, and marketable securities.

     The Company is studying and may do one of the following:

     1. Certain shareholders, primarily arbitrageurs, have indicated to the Company that the Company should be liquidated on a tax deferred basis following the exchange of the Company's Preferred Exchangeable Interest for Verizon Communications common stock (which would likely occur following the fourth anniversary of the closing of the asset contribution) or Verizon Wireless common stock (which would occur, at the Company's option, subject to approval of the Company's shareholders, following an earlier initial public offering of Verizon Wireless common stock meeting certain size requirements, but in no event earlier than the first anniversary of the closing of the asset contribution transaction). Such shareholders have informed the Company that they estimate (without the Company's input or concurrence) that the value of the assets that would be distributed to the Company's shareholders in such a liquidation would be approximately $21 or more per share, subject to a number of assumptions and uncertainties, including, without limitation, that the value of the Verizon Communications or Verizon Wireless common stock distributed in such liquidation was equal to the Company's capital account in Verizon Wireless of the East at the time of the exchange of the Preferred Exchangeable Interest for such stock. Management has informed such shareholders that under New York law the affirmative vote of at least two-thirds of the Company's outstanding shares would be required to approve such a liquidation, and that the Company has been informed by the holders of more than 20% of the Company's outstanding shares that they will not support such a liquidation.

     2. As an alternative to liquidation, the Company has been shown a variety of potential acquisitions and concepts. These include the purchase of mutual funds, banks, cellular properties, independent telephone companies, broadcasting and/or publishing companies, and concepts to convert Price Communications into a closed-end investment company. Management continues to study and consider these and other ideas.

     3. It is possible that in early 2003 in connection with the next annual meeting of shareholders of the Company, the Board of Directors may seek SEC approval to solicit opinions from shareholders as to whether they would prefer to wait a maximum of a four-year period and vote for a tax deferred exchange and liquidate, or if the shareholders would prefer that the corporation acquire other operating businesses and retain the investment in Verizon on either a liquid or illiquid basis. If this polling of shareholders does occur, though 66 2/3% will be needed to liquidate, if 55 % (of the Company's outstanding shares) now express a preference for liquidation, management may postpone acquiring another company. If 55% do not affirmatively vote in favor of liquidation it may indicate to management that a proper course would be to seek another operating business.

     4. These opportunities for investment by the corporation or by Robert Price personally have been presented on an ongoing basis and are being studied. If the judgment of the Board of Directors and the shareholders is that they ultimately prefer liquidation, prior or subsequent to this vote there is no assurance that Robert Price will not leave the Company and privately begin another company.

AGREEMENT TO CONTRIBUTE COMPANY'S BUSINESS

     On December 18, 2001, the Company agreed to the contribution of substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East in exchange for a preferred limited partnership interest in Verizon Wireless of the East. The transaction was consummated on August 15, 2002. Verizon Wireless of the East assumed and redeemed $700 million of indebtedness of PCW. It is currently estimated that after giving effect to certain adjustments provided for in the transaction agreement governing the asset contribution, PCW's initial capital account in Verizon Wireless of the East will be approximately $1.112 billion. PCW will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return, which is currently expected to be approximately 2.9% per annum after giving effect to certain adjustments (which allocations to the extent not distributed in cash will increase PCW's capital account in Verizon Wireless of the East). For a period of up to four years, PCW will receive cash distributions equal to 50% of its preferred return.

     Under a letter agreement dated August 9, 2002, Verizon Communications provided Verizon Wireless of the East with $350 million of debt financing (previously contemplated to be provided by an independent lender) to be used in connection with the covenant defeasance and redemption of PCW's Senior Subordinated Notes and Senior Secured Notes referred to above. PCW provided its guaranty of such indebtedness, provided that in no event shall PCW be obligated to make payment under such guaranty until Verizon Communications shall have exhausted all remedies against Verizon Wireless of the East. Price has agreed to guarantee PCW's obligation under such guaranty, and accordingly deposited $70 million in cash and other property into a collateral account to secure such guaranty. Price will control the investment of the assets in the collateral account, has the right to withdraw interest, dividends, and earnings on investments in such account, and has the right, in addition, to withdraw up to $5 million from such account to cover its ordinary operating expenses. Price and Verizon Communications further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

     If a qualifying initial public offering of Verizon Wireless occurs within four years after the asset contribution and the Company exercises its option to exchange its Preferred Exchangeable Interest for shares of Verizon Wireless, the number of shares it will receive will be derived by dividing the then balance in its capital account by the Verizon Wireless initial public offering price. If the Company chooses not to exercise such option, it will be obligated to exchange its Preferred Exchangeable Interest for Verizon Communications common stock on the tenth anniversary of the transaction or such earlier date as may be specified by Verizon Communications. In this case, the number of shares the Company will receive will be derived by dividing the amount in the Company's capital account as of the date of exchange by the greater of the trailing 20 day average closing price of Verizon Communications common stock as of the date of the exchange and $55.30. The preferred return, however, ceases on the fourth anniversary of the transaction.

     In the event a qualifying initial public offering of Verizon Wireless does not occur prior to the fourth anniversary of the asset contribution, the Preferred Exchangeable Interest will be mandatorily exchanged for shares of Verizon Communications common stock on such fourth anniversary. In this case the number of shares of Verizon Communications common stock issuable to the Company is equal to the amount in the Company's capital account as of the date of the exchange divided by the trailing 20 day average closing price of Verizon Communications common stock as of the date of the exchange, provided that such price shall not be less than $40 or more than $74.

     The preferred interest, the assets in the collateral account referred to above, and the excess cash reserves are substantially all of the assets of the Company and the Company owns no operating assets. It is anticipated that substantially all of the Company's income in the future will be derived from cash dividends and interest on investments in such collateral account and from cash distributions it is entitled to receive in respect of its preferred return. The Company does not expect to have any significant operating expenses other than income taxes attributed to such cash investments and the preferred return.

     Verizon Wireless of the East is managed by a wholly owned subsidiary of Verizon Wireless, and PCW has limited veto rights over certain transactions in which Verizon Wireless of the East may engage. There can be no assurance that the managing partner of Verizon Wireless of the East will be successful in managing Verizon Wireless of the East or that the managing general partner's interests in managing Verizon Wireless of the East will not conflict with the interests of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     As previously stated, substantially all of the assets of the operating subsidiary of the Company were acquired by Verizon Wireless of the East on August 15, 2002. Accordingly the condensed statement of operations for the current quarter includes one and one-half months of operating activity which therefore precludes any comparison of operations for the current three month period against the same period ending in 2001.

     During the first quarter of 2002, the company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". Management believes the Company's cellular licenses qualify as indefinite life intangibles which are not subject to amortization as of January 1, 2002. Accordingly, the current three-month period does not include any amortization for cellular licenses, which amounted to $5.7 million for the three months ended September 30, 2001, and is included in depreciation and amortization. Prior to the contribution of PCW, the Company had been amortizing deferred compensation related to restricted stock previously given to its Chief Executive Officer. As a result of the contribution of PCW, the restrictions contained in the agreement are no longer applicable and accordingly, the operating results for the current three-month period include the write-off of $56.8 million of deferred compensation, which previously was being amortized over periods of 10 or 20 years.

     NET INTEREST EXPENSE, OTHER INCOME, INCOME TAXES AND NET INCOME. Net interest expense decreased by $7.1 million for the third quarter from $15.7 million for the third quarter of 2001 to $8.6 million for the third quarter of 2002. The decrease is primarily a result of the decrease in interest expense on the Company's long-term debt as a result of the assumption by Verizon Wireless of the East of the Company's long-term debt ($700 million) on August 15, 2002.

      During the current three-month period the Company disposed of the assets of its operating subsidiary (PCW) and recorded a gain on the transaction. PCW contributed $149.0 million of cash, its cellular licenses ($832 million net of accumulated amortization) and fixed assets ($126.9 million net of accumulated depreciation) to the new partnership. The new partnership assumed PCW's outstanding long-term debt ($700 million) and credited PCW's capital account for $1.112 billion. Deductions for fees and expenses, some of which occurred in prior years and the write-off of the unamortized balance of deferred financing costs were netted against the gain on the transaction, resulting in a net gain of $659.2 million.

     Other income (expense) for the current three-month period amounted to an expense of $5.8 million compared with income of $4.0 million for the comparable period in 2001 or a net unfavorable change of $9.8 million. Other income for the quarter ending September 30, 2001 was primarily a result of the gain from the sale of the Company's minority equity investment in other cellular properties. The current three-month period includes the net loss on securities transactions, including puts and calls, some of which are not deductible for tax purposes, which net loss approximated $3.3 million as well as the write-off of an investment which approximated $2.4 million.

     As previously stated the contribution transaction is a non-taxable exchange except that for financial statement purposes there is a provision for deferred taxes of $238.1 million which amount is necessary to increase the existing deferred tax liability on the balance sheet to the amount of the estimated potential liability on the difference between the tax basis of the assets contributed by the Company and the total consideration received by the Company including the forgiveness of long-term debt. However, certain expenses that are netted against the gain are deductible for tax purposes and accordingly also reduce taxable income. Because of these expenses, partially off set by certain non-deductible items and other items, the deferred provision for taxes for the current three-month period has been reduced by a net tax benefit of $8.6 million. The total provision of $229.6 million for the current three-month period is compared with a tax provision of $2.6 million for the three months ended September 30, 2001.

     The net income for the three-month period ended September 30, 2002 of $374.2 million compared with net income for the third quarter of 2001 of $4.3 million is a function of the items discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     As stated above, the Company's operating subsidiary, Price Communications Wireless (PCW) was sold to Verizon Wireless of the East effective August 15, 2002. Accordingly any comparison of operations for the current nine-month period ending September 30, 2002 against the nine-month period ending September 30, 2001 is not meaningful.

     During the first quarter of 2002, the Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets", Management believes its cellular licenses qualified as indefinite life intangibles which are not subject to amortization as at January 1, 2002. Accordingly, the current nine-month period does not include any amortization for licenses, which amounted to $17.0 million for the nine-months ended September 30, 2001 and was included in depreciation and amortization. Prior to the contribution of PCW, the Company had been amortizing deferred compensation related to restricted stock previously held by its Chief Executive Officer. As a result of the contribution of PCW, the restrictions contained in the agreement are no longer applicable and accordingly the operating results for the current nine-month period include the write-off of $56.8 million of deferred compensation, which previously was being amortized over periods of 10 or 20 years.

     NET INTEREST EXPENSE, OTHER INCOME, INCOME TAXES AND NET INCOME. Net interest expense decreased to $41.9 million for the nine-months of 2002 from $45.0 million for the same period in 2001. The $3.1 million decrease in net interest expense is primarily the result of a reduction in interest expense on the Company's $700 million long-term debt which debt was assumed on August 15, 2002 as a result of the closing of the transaction.

     During the current three-month period the Company sold its operating subsidiary (PCW) and recorded a gain on the transaction. PCW contributed $149.0 million of cash, its cellular licenses ($832 million net of accumulated amortization) and fixed assets ($126.9 million net of accumulated depreciation) to the new partnership. The new partnership assumed PCW's outstanding long-term debt ($700 million) and credited PCW's capital account for $1.112 billion. Reducing the gain on the transaction, were deductions for fees and expenses, some of which occurred in prior years and the write-off of the unamortized balance of deferred financing costs. The net result of these transactions was a gain of $659.2 million.

     Other income (expense) for the current nine-month period amounted to an expense of $5.4 million compared with income of $6.8 million for the nine-months ending September 30, 2001 or an unfavorable change of $12.2 million. Included in the current nine-month period is a net loss on securities transactions, including puts and calls, some of which are not deductible, which net loss approximated $3.4 million as well as the write-off of an investment which approximated $2.4 million. Other income for the nine-month period ending September 30, 2001 includes a gain of $4.1 million from the sale of the Company's minority equity investment in other cellular properties and $1.6 million of gains from securities including puts and calls, some of which are not taxable.

     The current nine-month period includes deferred taxes of $238.1 million related to the gain on the asset contribution (see above for computation of potential tax liability). Reducing this deferred provision is a net tax benefit of $3.3 million which results from certain expenses which are netted against the gain but are deductible for tax and book purposes and other items. The $5.9 million provision for the nine-months ending September 30, 2001 is a function of financial statement income somewhat reduced by certain items which are not taxable.

     The net income for the current nine-month period of $$383.0 million compared with net income of $11.2 million for the nine-month period ended September 30, 2001 is a function of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the asset contribution transaction with Verizon, the Company has substantial assets but limited sources of revenue in the future. From the asset contribution transaction (August 15,2002) to the exchange of the preferred interest for either the common stock of Verizon Wireless Inc. or Verizon Communications, the preferred interest, and the investments in the collateral account described under "Agreement to Contribute Company's Business" above are expected to be substantially all of the Company's assets. The Company will receive taxable allocations of any profits from Verizon Wireless of the East equal to its preferred return (which allocation to the extent not distributed in cash, will increase Price Communications Wireless' capital account in Verizon Wireless of the East). After the asset contribution for a period of up to four years, PCW will receive cash distributions equal to

50% of its preferred return. During the period following the asset contribution the Company will have sources of cash in addition to the cash remaining after the asset contribution not reserved for liabilities existing at the time of such contribution, i.e., the cash distributions from Verizon Wireless of the East, income from earnings on investments in the collateral account and its other cash, an aggregate of $5 million which the Company is authorized to withdraw from the collateral account to cover its ordinary operating expenses, and funds that the Company may be able to borrow. As of September 30, 2002, the Company has available approximately $18.2 million of working capital (excluding deferred and carryforward taxes). In accordance with the asset contribution agreement, Verizon will calculate a working capital adjustment, based on the balance sheet of PCW at August 15, 2002. The Company preliminarily has calculated this adjustment and accordingly has recorded a receivable of $5.0 million and an addition to the investment in limited partnership of $1.7 million. The Company expects to receive the $5.0 million in the fourth quarter of 2002. The nine-month condensed consolidated statement of operations includes $4.0 million of income from the partnership. Assuming there are sufficient profits, as defined in the partnership agreement of Verizon Wireless of the East, the Company anticipates receiving 50% of this amount in the fourth quarter of 2002. Included in accrued expenses is an estimated accrual of $5.0 million for additional fees related to the closing agreement. The Company has provided for an additional $16.0 million for its previous minority interests which amount is currently being disputed by such parties. Of this amount, $2.7 million was allocated to liquidate the minority interest payable balance with the balance being allocated to the basis of the licenses contributed to the partnership. .

     The Company currently anticipates that its cash and income will be sufficient to meet any cash obligations in the future. There is a remote risk, however, if significant unexpected cash needs arise (such as a demand for payment under the Company's guaranty to Verizon Communications), that its funds (including distributions, interest and dividends) will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

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

     FINANCIAL INSTRUMENTS. At September 30, 2002 and December 31, 2001, substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities". Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

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

     REVENUE RECOGNITION. Service revenue from cellular operations for prepaid and post paid customers included local subscriber revenue and outcollect roaming revenue.

     In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue was recognized when the airtime was utilized and activation revenue was recognized over the estimated life of the subscriber's contract or the expected term of the customers relationship, whichever was longer. Local subscriber revenue was earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue was billed one month in advance and was recognized when earned. Postpaid airtime revenue was recognized when the service was rendered.

     Outcollect roaming revenue represents revenue earned for usage of its cellular network by subscribers of other cellular carriers. Outcollect roaming revenue was recognized when the services were rendered.

     Equipment sales and installation revenues were recognized upon delivery to the customer or installation of the equipment.

     COST TO ADD A SUBSCRIBER. The cost to add a subscriber, which consisted principally of the net loss on the sale of equipment, as well as commissions, was recognized at the time the subscriber started to receive cellular service. Both commissions and the loss on the sale of handsets, which represent a separate earnings process, were expensed in the same month that the subscriber commenced using the Company's system.

     OPERATING EXPENSES - ENGINEERING, TECHNICAL AND OTHER DIRECT. Engineering, technical and other direct operating expenses represented certain costs of providing cellular telephone services to customers. These costs included incollect roaming expense. Incollect roaming expense was the result of the Company's subscribers using cellular networks of other cellular carriers.

     EXPENSING STOCK OPTIONS. Robert Price, President of the Company, believes the potential expensing of stock options is a silliness. The Company has always submitted stock option plans for shareholder approval. In addition, stock options have generally gone in small amounts, often 1,000 shares or less, to one or two hundred employees with management never receiving excessive amounts. Currently, the principal stock options outstanding are 100,000 shares each to Robert Price and Kim Pressman at $31.00 per share with another 100,000 shares each to Robert Price and Kim Pressman at $32.00 per share. These options would hardly be capable of being expensed and management believes stock options have helped employee performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company previously utilized fixed rate debt instruments. As of September 30, 2002, the company no longer has any outstanding debt.

ITEM 4. PROCEDURES AND CONTROLS

         Within the 90 days prior to the date of this report. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES
        Assumption by Verizon Wireless of the East L.P. of the $175 million Senior Subordinated Notes due July 15, 2007 and the $525 million Senior Secured Notes due December 15, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        On July 23, 2002, the Company held its annual meeting of shareholders. There were three items voted on as follows:
        Election of Robert Price and Kim I Pressman as directors for a term of two years expiring in 2004
        Election of Stuart Rosenstein and John Deardourff as directors for a term of three years expiring in 2005
        Contribution of the wireless business of the Corporation to Verizon Wireless of the East LP
        Possible exchange of the preferred interest in Verizon Wireless of the East LP for Verizon Communications Inc.'s Common stock
        As to the election of Robert Price: 51,045,550 or 99.4% of the eligible vote voted in favor with 307,631 withheld
        As to the election of Kim I Pressman: 50,859,081 or 99.0% of the eligible vote voted in favor with 494,100 withheld
        As to the election of Stuart Rosenstein: 48,733,005 or 94.9% of the eligible vote voted in favor with 2,620,176 withheld
        As to the election of John Deardourff: 49,134,663 or 95.7% of the eligible vote voted in favor with 2,218,518 withheld
        As to the contribution of the wireless business: 46,636,411 or 90.8% of the eligible vote voted in favor with 40,490 voting against, 11,972 abstaining and 4,664,228 being non-vote by brokers
        As to the possible exchange of the preferred interest: 46,604,533 or 90.8% of the eligible vote voted in favor with 49,709 voting against, 34,631 abstaining and 4,664,228 being non-vote by brokers

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)      EXHIBITS

        None.

        (b)      REPORTS ON FORM 8-K

        Form 8-K filed on August 5, 2002 relating to the dismissal of Arthur Andersen LLP as Registrant's principal accountant to audit Registrant's financial statements and the appointment of Deloitte & Touche to perform the same tasks as previously performed by Arthur Andersen LLP

        Form 8-K filed on August 15, 2002 announcing the consummation of the asset contribution transaction with Verizon Wireless as contemplated by the Transaction Agreement dated as of December 18, 2001 (previously filed as Exhibit 10.1 to the Form 8-K filed on January 4, 2002, as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PRICE COMMUNICATIONS CORPORATION


Date: November 14, 2002        By:   /s/ Robert Price
                                  -------------------
                               Robert Price
                               Director, President and Treasurer


                               By:   /s/ Kim I Pressman
                                  ---------------------
                               Kim I Pressman
                               Vice President and Chief Financial Officer


                               By:   /s/ Michael Wasserman
                                  ------------------------
                               Michael Wasserman
                               Vice President and Chief Accounting Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF PRICE COMMUNICATIONS CORPORATION

I, Robert Price, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Price Communications Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified to the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated, November 13, 2002


                                        /s/ ROBERT PRICE
                                        ----------------
                                        Robert Price
                                        President

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF PRICE COMMUNICATIONS CORPORATION

I, Kim I. Pressman, certify that:

         7. I have reviewed this quarterly report on Form 10-Q of Price Communications Corporation;

         8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

         9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. . evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified to the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated, November 13, 2002


                                        By:  /s/ KIM I. PRESSMAN
                                        ------------------------
                                        Kim I. Pressman
                                        Chief Financial Officer

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                      AND CHIEF FINANCIAL OFFICER OF PRICE
                           COMMUNICATIONS CORPORATION

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer of Price Communications Corporation (the "Company"), hereby certifies, to the best of his or her knowledge and belief, that the Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Periodic Report") accompanying this certification fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

                                    PRICE COMMUNICATIONS CORPORATION
                                    Registrant


Date: November 13, 2002          /s/  ROBERT PRICE
                                ------------------
                                    Robert Price
                                    Chief Executive Officer

Date: November 13, 2002          /s/  KIM PRESSMAN
                                ------------------
                                    Kim Pressman
                                    Chief Financial Officer