Form 10-K
period 2002-12-31
PRICE COMMUNICATIONS CORP
filed 2003-03-31
CIK 355787

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

(Mark One)
☒	Annual Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act Of 1934 [Fee Required] For the fiscal year ended December 31, 2002
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from to

Commission file number 1-8309.

Price Communications Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2991700 (IRS Employer Identification Number)

45 Rockefeller Plaza, New York, New York (Address of principal executive offices)	10020 (Zip code)

Registrant's telephone number, including area code (212) 757-5600 Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange Boston Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

AGGREGATE MARKET VALUE OF THE VOTING STOCK
HELD BY NONAFFILIATES OF THE COMPANY

        Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange ("NYSE") on December 30, 2002 ($13.83 as reported in the Wall Street Journal): approximately $525.7 million.

The number of shares outstanding of the Company's common stock as of December 30, 2002 was 54,543,388.

DOCUMENTS INCORPORATED BY REFERENCE:

        Part III of this Form 10-K incorporates certain information contained in the registrant's definitive proxy statement filed by the registrant in connection with the registrant's 2003 Annual Meeting of Shareholders.

PART I

Item 1. Business

General

        Unless otherwise indicated, all references herein to "Price" and "PCC" refer to Price Communications Corporation and all references herein to the "Company" refer to PCC and its subsidiaries. PCC was organized in New York in 1979 and began active operations in 1981. Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600. See "Certain Terms" for definitions of certain terms used herein.

        Prior to August 15, 2002, Price Communications Corporation was engaged, through its wholly-owned subsidiary Price Communications Wireless, Inc. ("PCW"), in the construction, development, management and operation of cellular telephone systems in the southeastern United States. The Company provided cellular telephone service to subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas ("MSA") and eight Rural Service Areas ("RSA"), with an aggregate estimated population of 3.4 million.

Contribution of the Company's Wireless Business to the "Verizon Partnership"

        On December 18, 2001, the Company agreed to contribute ("the asset contribution") substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (the "Verizon Partnership"), a limited partnership controlled by Cellco Partnership (doing business as "Verizon Wireless"), in exchange for a preferred limited partnership interest (the "Preferred Exchangeable Interest") in the Verizon Partnership. The transaction was consummated on August 15, 2002. As a result of the asset contribution, the Company currently has no operating assets. PCC's shares remain listed on the New York Stock Exchange, the Pacific Stock Exchange, the Boston Stock Exchange and the Chicago Stock Exchange.

        The Verizon Partnership assumed liabilities of PCW relating to the contributed business (including the liabilities under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). After giving effect to certain adjustments, as defined in the transaction agreement, PCW's initial capital account approximated $1.112 billion. Pursuant to the Verizon Partnership agreement, PCW is entitled to an allocation of any profits of the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum. Any losses incurred by the Verizon Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account in the Verizon Partnership before being allocated to PCW. PCW will receive 50% of its preferred return in cash with the balance being added to its capital account.

        Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW's Senior Subordinated Notes and Senior Secured Notes. PCW guaranteed the indebtedness. However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guaranty being enforced is remote. Price has guaranteed PCW's obligation under the guaranty, and deposited $70 million in cash and other property into a collateral account to secure the guaranty. Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends, interest, and earnings on investments from the account, and has the right, in addition, to withdraw up to $5 million in the aggregate from the account to cover its ordinary operating expenses. Price and Verizon Communications further agreed that Price retain its cash existing at the closing of the asset contribution for the purpose of making such investments, as Price deems appropriate.

        The Preferred Exchangeable Interest was exchangeable for common stock of either Verizon Wireless Inc. (if a qualifying initial public offering of Verizon Wireless occurred by August 15, 2006) or Verizon Communications Inc. (if, in general, such an offering does not occur). At the time PCC negotiated the transaction with Verizon, PCC's board of directors and management thought it possible that a qualifying initial public offering of Verizon Wireless would occur and that, consequently, PCC would probably receive Verizon Wireless common stock. On January 29, 2003, however, Verizon Wireless announced the withdrawal of its registration statement for an initial public offering of its common stock, given Verizon Wireless' ongoing strong cash flow and lack of significant funding requirements. Moreover, since PCC entered into its transaction with Verizon, PCC has received no other indications as to if or when a Verizon Wireless public offering might occur. As a result, PCC does not believe that such an offering will take place in the foreseeable future. PCC consequently expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications in approximately August 2006. If this happens, the number of shares of Verizon Communications common stock issued to PCC would equal the amount of PCW's capital account in the Verizon Partnership divided by the 20-day average closing price of Verizon Communications common stock, but such price may not be less than $40 or more than $74. If PCC receives Verizon Communications shares in August 2006, the Verizon Communications shares would, under the terms of PCC's lockup agreements with Verizon, become eligible for distribution to PCC's shareholders in approximately August 2007. Since PCC expects to receive Verizon Communications stock in approximately August 2006, the discussion under "Business-General-Contribution of the Company's Wireless Business to the Verizon Partnership" does not address other possibilities. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview" and Note 2 to the Company's Consolidated Financial Statements for further discussion of the exchange of the Preferred Exchangeable Interest for shares of Verizon Wireless Inc. or Verizon Communications Inc. common stock.

        Under PCC's proxy statement for its 2003 annual meeting of shareholders, PCC is conducting a non-binding, advisory vote of its shareholders permitting shareholders to express their views as to whether the Company should begin now to follow a liquidation strategy with a view toward the liquidation of the Company in the years ahead, or as an alternative to a liquidation strategy, the Company's management should currently begin to seek to acquire another business that meets the economic and fiduciary requirements of the board of directors. Since this is only a non-binding, advisory vote for the purpose of providing guidance to the board of directors and management, the outcome of this advisory vote will be only one factor considered by the board of directors and management in determining their views regarding the proper future course to be followed by the Company. Regardless of the outcome of the vote, the board of directors and management have the right, consistent with their fiduciary duties and exercise of their business judgment, to recommend to the shareholders that the Company be liquidated (subject to the requisite vote of at least 66 2/3% of the Company's outstanding shares at a future meeting of shareholders), to seek other potential business opportunities, or to follow another course of action with respect to the Company's future.

        Under New York State law, the affirmative vote of the holders of at least 66 2/3% of PCC's outstanding shares will be required at a future shareholders' meeting to approve a liquidation of the Company. In recent votes of PCC's shareholders between 7.3% and 15.1% of PCC's shareholders have failed to vote (if such failure to vote occurs at such a future meeting of PCC's shareholders it will be more difficult to reach the 66 2/3% affirmative vote required to approve liquidation). The holders of approximately 30% of PCC's outstanding common shares (including Robert Price, the Company's chief executive officer, members of his family, other officers and directors of the Company, and other shareholders who have volunteered their opinions) have indicated to PCC that they currently oppose a liquidation strategy and may continue to do so in the future. The board of directors consequently believes that it may be difficult at any future shareholders meeting to obtain the necessary votes to approve liquidation.

        The Company and Mr. Price (in his capacity as chief executive officer of the Company and in his personal capacity) have been shown a variety of potential acquisitions and opportunities. These include the purchase of a mutual fund management company, banks, cellular properties, independent telephone companies, broadcasting and or/ publishing companies and a proposal for the conversion of the Company into a closed-end investment company.

        The Company's board of directors has unanimously recommended that the shareholders vote for beginning to seek a new business in the non-binding, advisory vote. In reaching this conclusion, the board considered the following material factors:

  •
  on January 29, 2003, Verizon Wireless announced the withdrawal of its registration statement for an initial public offering of its common stock, given its strong cash flow and lack of significant funding requirements;
  •
  if the Company determines to follow a liquidation strategy, its activities prior to liquidation will be limited to the ownership of the Preferred Exchangeable Interest, with the result that the Company will not be able to take advantage of other opportunities to maximize shareholder value during what may be a prolonged period of time before liquidation even becomes possible;
  •
  if the Company determines to seek another business to add to the Company, the board of directors will have the ability to attempt to maximize shareholder value through the acquisition of a business that meets the board's economic and fiduciary requirements;
  •
  there can be no assurance that the Company will identify or succeed in acquiring a business that meets its economic and fiduciary requirements or that such an acquisition, if consummated, will be profitable;
  •
  if the Company is not liquidated within one year following an exchange for shares of Verizon stock, and the Company decides to sell such shares or distribute them to the shareholders, the Company and/or its shareholders may incur substantial tax liability on any such sales or distributions; and
  •
  if the Company determines to seek another business but such business is not acquired by the Company; the board will still have the flexibility to recommend liquidation to the shareholders, if the board determines that liquidation is in the best interests of the Company.

        The Company has accounted for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the Company's balance sheet equaled the credit in its capital account on the Verizon Partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it is entitled to based on the availability of profits and the agreed upon preferred rate of return and reduce its investment balance by any cash distributed by the Verizon Partnership to the Company.

Business of The Verizon Partnership

        The business of the Verizon Partnership consists of the ownership and operation of all of the assets contributed by PCW and Cellco Partnership and its subsidiaries to the Verizon Partnership. PCW has contributed substantially all of its assets and approximately $149 million in cash, and Cellco Partnership and its subsidiaries have contributed an aggregate 85% partnership interest in Orange County-Poughkeepsie Limited Partnership (including the general partner interest and its associated management rights), certain FCC licenses, a $500 million 6.14% promissory note receivable and approximately $235 million in cash.

        The operations of the Verizon Partnership will be closely integrated with Cellco Partnership's other wireless telecommunications assets. Cellco Partnership intends to provide or arrange for the provision of certain services to the Verizon Partnership in connection with its business. These services may include: (i) administrative, accounting, billing, credit, collection, insurance, legal, purchasing, clerical and such other general services as may be necessary to administer the Verizon Partnership; (ii) design, engineering, optimization, implementation, surveillance, maintenance, repair and such other technical services as may be necessary to operate the Verizon Partnership's wireless network; and (iii) assistance in the preparation of filings with regulatory authorities and in the negotiation of transactions with respect to the FCC licenses owned by the Verizon Partnership.

  The Company's Contributed Assets

        As of August 15, 2002, the date of the asset contribution, PCW provided cellular telecommunications service in Alabama, Florida, Georgia and South Carolina in a total of 16 licensed service areas, composed of eight MSAs and eight RSAs, with an aggregate population of approximately 3.4 million. The Company sold its cellular telecommunications service as well as a full line of cellular products and accessories principally through its network of retail stores. The Company marketed all of its products and services under the nationally recognized service mark CELLULARONE. The Verizon Partnership intends to eventually convert these markets to the "Verizon Wireless" brand name.

        PCW's cellular telecommunications systems serviced contiguous licensed service areas in Georgia, Alabama and South Carolina. PCW also had a cellular service area in Panama City, Florida. The following table sets forth, with respect to each service area in which PCW previously owned a cellular telecommunications system, which system is currently owned and operated by the Verizon Partnership, the estimated population and, for each MSA, its national ranking.

Service Area	MSARank	Estimated Population(1)
Albany, GA	261	120,822
Augusta, GA	108	452,846
Columbus, GA	153	250,929
Macon, GA	138	322,544
Savannah, GA	155	293,000
Georgia-6 RSA	—	211,408
Georgia-7 RSA	—	139,606
Georgia-8 RSA	—	166,601
Georgia-9 RSA	—	124,063
Georgia-10 RSA	—	162,261
Georgia-12 RSA	—	220,558
Georgia-13 RSA	—	157,068
Dothan, AL	246	137,916
Montgomery, AL	139	333,065
Alabama-8 RSA	—	196,259

Subtotal		3,288,946

Panama City, FL	283	148,217

Total		3,437,163

(1)
Based on population estimates from U.S. Census 2000.

        Seven MSAs, Montgomery and Dothan, Alabama and Macon, Columbus, Albany, Augusta and Savannah, Georgia, make up the core of the Georgia/Alabama cluster. Additional cellular service areas in this region including the Georgia-9 RSA, Alabama-8 RSA, Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA, Georgia-12 RSA, Georgia-13 RSA and the Georgia-6 RSA. The Augusta, Georgia MSA includes Aiken County in South Carolina. In the aggregate, these markets cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and

over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida. Substantial roaming revenue is earned from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States. Due in part to the favorable labor environment, moderate weather and relatively low cost of land, there has been an influx of new manufacturing plants in this market.

        The Verizon Partnership now owns the non-wireline cellular license for the Panama City, Florida market. Substantial roaming revenue is earned in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination.

Cellco Contributed Assets

  Orange County-Poughkeepsie Limited Partnership

        The Orange County-Poughkeepsie Limited Partnership ("OCP") operates as a wholesale provider of wireless services in the Orange County, NY MSA and the Poughkeepsie, NY MSA. As a wholesale provider, OCP owns and operates a cellular telecommunications network and sells lines of service to reseller companies who in turn sell to individual subscribers. The OCP cellular system became operational in 1987.

        OCP was formerly owned 85% by NYNEX Mobile Limited Partnership 2 (which is beneficially owned 100% by Cellco Partnership) and 7.5% by each of Taconic Telephone Corporation and Warwick Valley Telephone Company. In conjunction with the asset contribution, NYNEX LP2 transferred its 85% interest to the Verizon Partnership, an affiliate entity. Cellco Partnership presently acts as the general partner, which makes all decisions and is empowered to do or cause to be done all acts necessary for the operation of OCP and also as a limited partner.

        OCP operates using two wireline cellular licenses on the 800 MHZ frequency band. The licenses cover the two MSA markets stated above. Orange County is listed by the FCC as MSA 144, with a population of over 341,000, a population density of approximately 414 persons per square mile and a median household annual income over $40,000. Poughkeepsie is listed by the FCC as MSA 151, with a population of over 280,000, a population density of approximately 348 persons per square mile and a median household annual income over $40,000.

        As a wholesale provider, OCP does not have its own retail subscribers but instead sells lines of service to reseller companies. The main reseller is Cellco Partnership. Because OCP operates on a wholesale basis only, it does not operate any retail stores directly or contract with any agents for the retail distribution of cellular service or wireless communication devices.

        All services and network operations are performed on behalf of OCP by employees of Cellco Partnership managed through the Cellco Partnership regional and area operations groups. OCP does not have any employees.

        The partners make capital contributions, share in the operating results and receive distributions from OCP in accordance with their respective ownership percentages.

  FCC Licenses

        Cellco Partnership contributed to Verizon Wireless of the East the FCC licenses which provide broadband PCS wireless communications services within the Macon, Georgia Basic Trading Area ("BTA"), and all of Cellco Partnership's rights, title and interest in the FCC license which provides broadband wireless communications service within a portion of the Atlanta, Georgia BTA. These licenses authorize operation on the 10MHz E block spectrum constituting the 1885-1890 MHz and 1965-1970 MHz frequency bands.

Integration with the "Verizon Wireless" Business

        Cellco Partnership (doing business as "Verizon Wireless") is the leading wireless communications provider in the United States in terms of the number of subscribers, revenues and operating cash flow and offers wireless voice and data services across the most extensive wireless network in the United States.

        Cellco Partnership's four strategic objectives are to: (1) expand its revenue base by increasing penetration in existing service areas and encouraging greater usage among its existing customers, (2) provide high-quality customer service to create and maintain customer loyalty, (3) enhance performance by aggressively pursuing opportunities to increase operating efficiencies and (4) expand its regional wireless communications presence by selectively acquiring additional interests in cellular telephone systems (including minority interests).

        The operations of the Verizon Partnership will be closely integrated with the operations of Cellco Partnership.

        The Verizon Partnership's services will be marketed under the "Verizon Wireless" brand name. Cellco Partnership's studies have found that its brand awareness is over 90% among wireless users and prospective customers.

        The Verizon Partnership's marketing will be coordinated by and integrated with Cellco Partnership's national marketing campaign. Cellco Partnership's marketing efforts are focused on a coordinated program of television, print, radio, outdoor signage, internet and point of sale media promotions. Cellco Partnership coordinates marketing efforts throughout its service area, which includes the Verizon Partnership's service area, to ensure that its marketing message is uniformly presented across all of its markets. In particular, the Verizon Partnership will adopt the Cellco Partnership pricing plans, which include its national America's Choice plans, which appeal to nationwide travelers, its Corporate America's Choice national plans, for large corporate customers, and prepaid plans that appeal to new users and various other business and consumer segments.

        The Verizon Partnership's sales and distribution will be integrated with and coordinated by Cellco Partnership. The Verizon Partnership's sales strategy will be consistent with that of Cellco Partnership's sales strategy-to use a mix of direct, indirect and resale distribution channels in order to increase customer growth while reducing customer acquisition costs. The Verizon Partnership has maintained the stores previously owned by the Company. The Verizon Partnership will also rely upon Cellco Partnership's indirect channels to maintain an extensive distribution system.

        The Verizon Partnership's customer care will be integrated with and coordinated by Cellco Partnership. Customer care, retention and satisfaction are essential elements of the Verizon Partnership's and Cellco Partnership's strategies. Through Cellco Partnership's customer care network, the Verizon Partnership will offer customer care twenty-four hours a day/ seven days a week.

        The systems contributed by the Company will be converted from time division multiple access, or TDMA, to code division multiple access, or CDMA. The network contributed by PCW used a wireless transmission standard known as TDMA. Cellco Partnership's digital network uses a wireless digital transmission standard known as CDMA. These two digital technologies are not compatible. Accordingly, the Verizon Partnership intends to convert the Company's contributed TDMA network and handsets used by the Company's subscribers to CDMA. Pursuant to the terms of the limited partnership agreement (1) all losses realized upon the sale, disposition or write-off of any assets in connection with the conversion and (2) all costs of purchasing handsets to be provided to then existing customers in connection with the conversion will be specifically allocated to the capital accounts of the subsidiaries of Cellco Partnership which are partners of the Verizon Partnership and such costs will not affect the computation of the preferred participation of PCW. The foregoing two categories do not include all of the costs to be incurred as a result of the conversion. In addition, disruptions to service resulting from the conversion may have an effect on the operations of the Verizon Partnership.

        The Verizon Partnership's information systems will eventually be integrated with and provided by Cellco Partnership. Initially, the Verizon Partnership will rely on many of the systems previously used by the Company when the Company was operating the cellular business. The Verizon Partnership intends to gradually transition from these systems to Cellco Partnership's information systems. The Verizon Partnership's information systems will eventually include billing, point of sale, provisioning, customer care, data warehouse, and fraud detection and prevention.

Competition

        There is substantial competition in the wireless telecommunications industry. The Verizon Partnership expects competition to intensify as a result of the consolidation of the industry, the entrance of new competitors, the development of new technologies, products and services, the auction of additional spectrum and regulatory changes. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which the Verizon Partnership operates. ALLTEL is the principal competitor in most of the markets contributed by PCW, with Public Service Cellular and or Cingular Wireless competing in six of the contributed markets. OCP, however, is a wholesale provider of wireless services and thus does not compete directly for individual subscribers. OCP does compete, however, with the other wireless licensees in its service areas for resellers. In addition, the impact of such competition on OCP's resellers affects their use of OCP's wireless services. OCP's principal competitor in the wholesale wireless business is American Cellular, a joint venture between Dobson Communications and AT&T Wireless.

        Brand recognition.    The Verizon Partnership's retail wireless services in the Company's former markets will eventually be marketed under the "Verizon Wireless" brand, which was introduced in April 2000 and has developed strong brand recognition. In these markets, there are brands that are well established and may have even greater brand recognition.

        Network coverage.    In recent years, competition in the wireless industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming. As a result, the ability to offer national coverage through one's own network is important. The ability to provide service over a single network also offers other advantages, including the ability to ensure uniform performance and the availability of features throughout the country, as many features are not fully available through roaming partners. Through the integration of the Verizon Partnership's network with Cellco Partnership's network, the Verizon Partnership believes that it will realize the benefits of Cellco Partnership's network. None of the competitors of the Verizon Partnership have as extensive a network in the former Company's markets as Cellco Partnership does, and most have build-out needs, although some have affiliate relationships with other wireless providers.

        Digital service.    Digital service offers benefits to the customer and also permits a network to have greater capacity. Neither the Verizon Partnership's nor Cellco Partnership's network is fully digital yet, while some competitors in the Company's former markets have fully digital networks. In addition, those competitors with fully digital networks generally achieve higher revenue per subscriber.

        Technology.    CDMA, global system for mobile communications ("GSM"), and TDMA each have their respective strengths and weaknesses. The Verizon Partnership believes that CDMA digital technology provides approximately eight times greater capacity than that of analog technology. CDMA has proven in the marketplace that it can provide significant operating and cost efficiencies. CDMA is also currently used by several other wireless providers in the United States, providing additional potential CDMA roaming partners and ensuring continued support and development of CDMA handsets and network equipment by manufacturers. While the Verizon Partnership believes that CDMA has competitive advantages, proponents of GSM and TDMA believe that those systems provide different advantages. AT&T Wireless and Cingular Wireless, two of the leading wireless providers in the United States, use TDMA while GSM is used throughout Europe, although Voice Stream Wireless Corporation is the only major wireless provider in the United States that exclusively uses GSM. AT&T Wireless and Cingular Wireless have announced an intention to add a GSM-overlay to its network, which will increase the use in the United States.

        Capital Resources.    In order to expand and build-out networks and introduce next generation services, wireless providers require significant capital resources. Many of the Verizon Partnership's retail competitors in the markets previously owned by the Company are better capitalized and have significantly greater operating cash flow. While the Verizon Partnership's indirect majority owner, Cellco Partnership, is well capitalized and has more operating cash flow than any other wireless provider, Cellco Partnership has no obligation to fund the Verizon Partnership's capital needs.

        As a result of competition, the Verizon Partnership also expects that it will need to increase its advertising and promotional spending above levels previously incurred by the Company to respond to competition. The Verizon Partnership's ability to anticipate and respond to various competitive factors will depend in part on its marketing efforts and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.

Environmental Matters

        The Verizon Partnership is subject to various federal, state and local environmental protection and health safety laws and regulations, including those related to the location and construction of transmitter towers, and will incur costs to comply with those laws. Although the Verizon Partnership currently anticipates that such compliance will not materially adversely affect it, there is no assurance that material costs in the future will not be incurred due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws.

Intellectual Property

        Verizon Communications owns the trademarks issued for "Verizon" and "Verizon Wireless" and some service offerings, such as "SingleRate," that the Verizon Partnership intends to use. Verizon Communications has licensed these and other marks to Cellco Partnership on a non-exclusive basis until 2 1/2 years after it ceases to own any interest in Cellco Partnership or Cellco Partnership begins to use a different brand name. Neither Verizon Communications nor Cellco Partnership has any obligation to permit the Verizon Partnership to use these trademarks and could require the Verizon Partnership to discontinue their use at any time.

Regulations and Broadband Wireless Service Systems

        The licensing, construction, operation, acquisition and transfer of wireless systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996 and other legislation and the associated rules, regulations and policies promulgated by the FCC. Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC environmental regulations, including limits on radio frequency radiation from mobile handsets and antennas. State or local zoning and land use regulations also apply to tower siting and construction activities.

        A cellular system operates on one of two 25 MHz frequency blocks, known as the "A" and "B" blocks, in the 850 MHz band that the FCC allocates for cellular radio service. Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well. Cellular licenses are issued for either MSAs or RSAs, two in each area. The FCC may prohibit or impose conditions on sales or transfers of licenses. Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company also used common carrier point-to-point microwave facilities to connect its wireless cell sites and to link them to the main switching office. Where it used point-to-point microwave facilities, the FCC licensed these facilities separately, and they are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years. The markets contributed by the Company were all considered cellular operating systems.

        The Verizon Partnership holds geographic service area licenses granted by the FCC which provide personal communications service ("PCS"). While most of the Verizon Partnership's competitors hold cellular or PCS licenses, one of its principal competitors, Nextel Communications, provides wireless service on frequencies allocated to the "Specialized Mobile Radio" service. The Verizon Partnership does not hold specialized mobile radio licenses.

        A broadband PCS system operates on one of six frequency blocks in the 1800-1900MHz bands that the FCC allocated for personal communications services. PCS systems generally are used for two-way voice applications although they may carry data communications and fixed wireless services as well. For the purpose of awarding PCS licenses, the FCC has divided the country into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awarded two PCS licenses for each major trading area, known as the "A" and "B" blocks, and four licenses for each basic trading area known as "C", "D", "E" and "F" blocks. The two major trading area licenses authorize the use of 30 MHz of PCS spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The Verizon Partnership holds "E" block 10 MHz PCS licenses for the Macon, GA BTA and for a portion of the Atlanta, GA BTA.

Spectrum Acquisitions

        As is the case with many other wireless providers, the Verizon Partnership anticipates that it may need additional spectrum to meet future demand. The Verizon Partnership can attempt to meet its needs for new spectrum, in two ways, by acquiring spectrum held by others and by acquiring new spectrum licenses from the FCC. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. If the Verizon Partnership needs additional spectrum, it may be able to acquire that spectrum through Cellco Partnership, if Cellco Partnership participates in an auction for any new licenses that may become available or by purchasing existing facilities and then contributing or selling such licenses or facilities to the Verizon Partnership for incorporation into its system. There can be no assurances that the Verizon Partnership will be able to acquire spectrum to meet its projected needs on a timely basis or at all, given the competition for licenses among commercial mobile radio service providers and others seeking to become mobile radio service providers.

Recent Federal Regulatory Developments

        The FCC does not specify the rates that the Verizon Partnership may charge for its services nor does it require it to file tariffs for its U.S. wireless operations. However, the Communications Act states that an entity that provides commercial mobile radio services is a common carrier, and is thus subject to the requirements of the Act that it not charge unjust or unreasonable rates, nor engage in unreasonable discrimination. The FCC may invoke these provisions to regulate the rates, terms and conditions under which the Verizon Partnership provides service. In addition, the Act defines a commercial mobile radio service provider as a telecommunications carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and subscribers. These requirements impose restrictions on the Verizon Partnership's business and increase its costs. Among the requirements that affect it are the following:

        The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including enhanced 911 services that provide the caller's communications number, location and other information. Commercial mobile radio service providers are required to take actions enabling them to provide a caller's automatic identification and cell site if requested to do so by a public safety dispatch agency, at the provider's own cost. As of October 2001, the rules require providers also to supply the geographic coordinates of the customer's location, either by means of network-based or handset-based technologies. Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery. These rules require the Verizon Partnership to make significant investments in its network and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies with no assurance that it can obtain reimbursement for the substantial costs it will incur.

            The Telecom Act also provides that all communications carriers providing interstate communications services, including cellular carriers, must contribute to the federal universal service support mechanisms established by the FCC. The FCC also provided that any cellular carrier is potentially eligible to receive universal service support. The universal service support fund will support telephone service in high-cost and low-income areas and support access to telecommunications facilities by schools, libraries and rural health care facilities. Many states are also moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from cellular carriers such as the Verizon Partnership. The FCC has been considering whether carriers who decide to pass through their mandatory universal service contributions to their customers should be required to provide a specific explanation of the charges on the bills, as well as other aspects of the universal service contribution, including whether to change the method for calculating each carrier's contribution from being revenue-based to connection-based. The FCC has also initiated a proceeding to determine whether it should spread its universal service support fund contribution requirements to additional classes of telecommunications carriers. There can be no guarantee that the Verizon Partnership will be able to continue to pass the costs of the fund requirements on to its subscribers in the future.

        The FCC has adopted rules regulating the use of telephone numbers by wireless carriers and other providers as part of an effort to achieve more efficient number utilization. In addition, it adopted rules on communications number possibilities that will enable customers to keep their communications number when switching to another carrier. Wireless carriers must participate in state number "pooling" programs and must offer number portability to their customers beginning November 2003. These mandates will impose costs on the business, although Verizon Wireless has petitioned the FCC to repeal the number portability mandate. The FCC has also adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995 and the administration is considering whether to seek to impose "priority access" and/or "emergency alert" notification requirements on carriers that would require the Verizon Partnership, in emergency situations, to make channels available for exclusive use by government and public safety agencies. These and other regulatory mandates will impose costs on the Verizon Partnership to purchase, install and maintain the software and other equipment needed.

        Under reciprocal compensation, a cellular licensee is entitled to collect the same charges for terminating wireline-to-wireless traffic on their system that the Local Exchange Carriers ("LEC") charge for terminating wireless-to-wireline calls. Carriers typically negotiate interconnection agreements, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Telecom Act. The Verizon Partnership has the same interconnection agreements that the Company had previously renegotiated with LECs in the Company's former markets. Interconnection agreements are subject to modification, expiration or termination in accordance with their terms. The FCC has begun a proceeding that is reassessing its interconnection compensation rules.

        The FCC has adopted rules to govern customer billing by all telecommunications carriers. It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to commercial mobile radio service providers, which could add to the expense of the Verizon Partnership's billing process as systems are modified to conform to any new requirements.

        The Communications Act generally preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis for the use of such rights of way by telecommunications carriers, so long as the compensation required is publicly disclosed by the government. States may also impose competitively neutral requirements that are necessary for universal service, conserving telephone numbering resources, protecting the public safety and welfare, ensuring continued service quality and safeguarding the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage and the scope of state authority to maintain existing or to adopt new such requirements is unclear, activity by the states has been increasing. This may result in restrictions on the Verizon Partnership's business and increase its costs.

        Other FCC rules determine the obligation of telecommunications carriers to make their services accessible to individuals with disabilities. For example, the rules require wireless and other providers to offer equipment and services that are accessible to and usable by persons with disabilities. While the rules exempt telecommunications carriers from meeting disability access requirements that are not readily achievable, it is not clear how the FCC will construe this exemption. For example, the FCC is considering whether to require that digital handsets be modified to permit their use by hearing-impaired customers. Accordingly, the rules may require the Verizon Partnership to make material changes to its network, product line or services at its own expense.

        The FCC also permits limited operation on unlicensed spectrum that can be used for Internet access, data transmissions and voice applications. These services, known as Wi-Fi or 802.11, may provide limited competition to the Verizon Partnership and may also be used by the Verizon Partnership to utilize its existing licensed spectrum more efficiently. The FCC recently ordered the allocation of an additional 255 MHz of spectrum for use by unlicensed devices in the 5 GHz band. As a result of the ruling, unlicensed devices will have nearly 650 MHz of spectrum to use in the 5 GHz, 2.4 GHz, and 915 MHz bands. The FCC indicated that it allocated the additional spectrum to ensure that unlicensed devices do not experience interference in the increasingly congested 2.4 GHz band. Concerns over interference with U.S. military radar systems had delayed the spectrum allocation, but a recent compromise reached by the Department of Defense and the wireless industry should allow effective unlicensed operation in the 5 GHz band.

        In January 2003, the FCC provided for the use of ancillary terrestrial components ("ATCs") by mobile satellite service ("MSS") providers, while at the same time reallocating 30 MHz of MSS spectrum to emerging wireless services. The ATC ruling could permit competition to the Verizon Partnership by MSS operators that include a terrestrial component to their MSS service. However, the FCC imposed a number of conditions that MSS providers must meet prior to employing ATCs.

        In conjunction with its ATC ruling, the FCC reallocated 30 MHz of MSS spectrum for fixed and mobile terrestrial services, including third-generation ("3G") wireless offerings. Specifically, the Commission reallocated spectrum in the 1990-2000 MHz, 2020-2025 MHz and 2165-2180 MHz bands. The reallocation of this spectrum may enable wireless operators such as the Verizon Partnership to expand their service footprints with high-speed data technology to support advanced mobile services. There can be no guarantee that the Verizon Partnership will be able to acquire such 3G spectrum, which will be awarded by auction.

        In 2002 and 2003, the FCC adopted orders authorizing the marketing and unlicensed operation of ultra-wideband ("UWB") devices. UWB applications include ground penetrating radar, wall-imaging devices and vehicular systems that provide crash detection and collision warning functionality. While these applications would not compete directly with current wireless service offerings, wireless carriers have raised concerns over potential interference with other wireless services. The FCC plans to spend much of 2003 testing UWB devices, likely delaying implementation of UWB services until 2004.

Certain Considerations

The Company is conducting a non-binding, advisory vote of its shareholders as to whether the Company should begin now to follow a liquidation strategy with a view toward the liquidation of the Company in the years ahead, or as an alternative to a liquidation strategy, the Company's management should currently begin to seek to acquire another business that meets the economic and fiduciary requirements of the board of directors.

        Under PCC's proxy statement for its 2003 annual meeting of shareholders, the Company is conducting a non-binding, advisory vote of its shareholders permitting shareholders to express their views as to whether the Company should begin now to follow a liquidation strategy with a view toward the liquidation of the Company in the years ahead, or as an alternative to a liquidation strategy, the Company's management should currently begin to seek to acquire another business that meets the economic and fiduciary requirements of the board of directors. Since this is only a non-binding, advisory vote for the purpose of providing guidance to the board of directors and management, the outcome of this advisory vote will be only one factor considered by the board and management in determining their views regarding the proper future course to be followed by the Company. Regardless of the outcome of the vote, the board of directors and management have the right, consistent with their fiduciary duties and exercise of their business judgment, to recommend to the shareholders that the Company be liquidated (subject to the requisite vote of at least 66 2/3% of our outstanding shares at a future meeting of our shareholders), to seek other potential business opportunities, or to follow another course of action with respect to the Company's future.

Any liquidation of the Company is unlikely to occur prior to approximately August 2007 and will, in any event, require the affirmative vote of at least 66 23% of PCC's outstanding shares at a future meeting of shareholders, which the Company believes may be difficult to obtain.

        Under the Company's lock up agreement with Verizon, a liquidation of the Company is not permitted until 360 days after the exchange of the Preferred Exchangeable Interest for Verizon stock. The Company currently expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications in approximately August 2006. If this happens, liquidation cannot, in general, occur prior to approximately August 2007. Moreover, under New York State law, the affirmative vote of at least 66 2/3% of Price's outstanding shares will be required at a future shareholders meeting to approve a liquidation of the Company. In recent votes of Price's shareholders between 7.3% and 15.1% of Price's shareholders have failed to vote (with any such failure to vote at such future meeting of shareholders making it more difficult to reach the 66 2/3% affirmative vote required to approve liquidation), and the holders of approximately 30% of Price's outstanding shares (including Robert Price, the Company's chief executive officer, members of his family, other officers and directors of the Company, and other shareholders who have volunteered their opinions) have indicated to the Company that they currently oppose a liquidation strategy and may continue to do so in the future. The board of directors consequently believes that it may be difficult at any future shareholders' meeting to obtain the necessary votes to approve liquidation.

Future activities of Robert Price.

        Although Robert Price has informed the Company that he currently plans to remain with the Company if it determines to seek to acquire another business, Mr. Price has stated that it is possible that he will leave the Company and begin another company, including for the purpose of pursuing one of the acquisitions or other business opportunities studied by the Company and Mr. Price. Mr. Price might leave the Company if, among other circumstances, the shareholders indicate a preference for a liquidation strategy as a result of the advisory vote being conducted at PCC's 2003 annual meeting of shareholders, or if the board of directors or the shareholders otherwise indicate their preference for a liquidation strategy for the Company.

The Company does not expect that the Preferred Exchangeable Interest will be exchanged for Verizon Wireless common stock, but rather expects that it will be exchanged for Verizon Communications common stock in approximately August 2006.

        The Company's ability to exchange the Preferred Exchangeable Interest for Verizon Wireless common stock would depend upon the occurrence and timing of an initial public offering of such stock meeting certain size requirements, over which it has no control. On January 29, 2003, Verizon Wireless announced the withdrawal of its registration statement for an initial public offering of its common stock, given Verizon Wireless' ongoing strong cash flow and lack of significant funding requirements. Moreover, since the Company entered into its transaction with Verizon it has received no other indications as to if or when a Verizon Wireless initial public offering might occur. None of Cellco Partnership, Verizon Wireless Inc., Verizon Communications or any other party to the Verizon transaction has any obligation to cause such public offering to occur. If a qualifying initial public offering of Verizon Wireless common stock does not occur prior to August 15, 2006, the Preferred Exchangeable Interest will be mandatorily exchanged for Verizon Communications common stock. As a consequence, the Company expects that the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock in approximately August 2006.

The Preferred Exchangeable Interest is non-transferable and the Verizon common stock issuable upon an exchange is subject to lock-up agreements.

        Except for certain intercompany transfers or a pledge of all of the Preferred Exchangeable Interest in connection with a financing transaction consented to by Cellco Partnership, the Preferred Exchangeable Interest is non-transferable by the Company. In addition, the shares of Verizon common stock issuable upon an exchange are subject to lock-up agreements which restrict the ability of the Company to dispose of such shares for a period of time.

PCC, PCW and PCC's shareholders may be subject to substantial income tax liability as a result of the asset contribution and the exchange of the Preferred Exchangeable Interest.

        Although Proskauer Rose LLP has opined, subject to certain assumptions and conditions, that neither the asset contribution nor the exchange of the Preferred Exchangeable Interest for Verizon common stock should be a taxable transaction to PCC or PCW, there is a risk that the asset contribution or the exchange will be a taxable transaction, which may result, in either case, in PCC or PCW incurring in excess of $500 million of federal, state and local income tax liability. In addition, in the event the Company is not liquidated within one year following an exchange of the Preferred Exchangeable Interest for shares of Verizon stock, and the Company decides to sell such shares, dispose of them in another taxable disposition or distribute them to its shareholders, the Company would incur substantial tax liability (possibly in excess of $500 million of federal, state and local tax liability), except to the extent that gain recognized by the Company with respect to Verizon shares is offset by tax losses incurred by the Company in connection with an acquired business, including tax losses attributable to depreciation or interest on acquisition indebtedness. In the event the Company were not liquidated within such one year period, if the Company's board of directors determined to make a subsequent distribution of the Verizon stock to the Company's shareholders that was not in liquidation of the Company, the value of the stock distributed would be treated as a dividend to the extent of the Company's current or accumulated earnings and profits (which would include the gain recognized by the Company on the distribution of the stock), and taxed to the shareholder as ordinary income. Any amount in excess of earnings and profits would be treated as return of basis, to the extent thereof, and thereafter as capital gain. Alternatively, if the shareholders approved a subsequent distribution to shareholders in liquidation (which would require a 66 2/3% affirmative vote of the shareholders at a future meeting of shareholders), each shareholder would recognize gain or loss to the extent of the difference between the value of the Verizon stock (and any other company assets) received by the shareholder and the aggregate tax basis of shares in the Company held by the shareholder.

The Company has limited sources of cash.

        Until the exchange of the Preferred Exchangeable Interest for Verizon common stock, the Preferred Exchangeable Interest and the investments in the collateral account are expected to be substantially all of the Company's assets. For a period of up to four years after August 15, 2002, PCW will receive taxable allocations of any profits from the Verizon Partnership equal to its preferred return (which allocations to the extent not distributed in cash, will increase PCW's capital account in the Verizon Partnership). PCW will receive cash distributions equal to 50% of its preferred return. During the period prior to the exchange for Verizon stock, the Company expects to have as sources of cash the cash distributions from the Verizon Partnership, income from interest or dividends on investments in the collateral account, up to an aggregate of $5 million which the Company is authorized to withdraw from the collateral accounts to cover its ordinary operating expenses, other cash balances, and funds that the Company may be able to borrow. The Company currently anticipates that its cash and income are sufficient to meet any cash obligations in the future. There is a remote risk, however, if significant unexpected cash needs arise (such as a demand for payment under the Company's guaranty to Verizon Communications), that its funds will be insufficient to meet its obligations and if the Company needs to borrow money, to meet such obligations, it may be forced to do so on unfavorable terms.

There are restrictions on the Company's activities.

        The Preferred Exchangeable Interest is substantially all of the assets of Price and PCW. In order to avoid being required to register as an "investment company" under the Investment Company Act, which would (among other things) limit the ability of other registered investment companies to own shares of Price's common stock, Price and PCW have obtained an order from the SEC exempting them from all provisions of the Investment Company Act. The order is, however, subject to the following conditions:

  •
  neither Price nor PCW will be or will hold itself out as being engaged in the business of investing, reinvesting or trading in securities;

  •
  PCW will not acquire any "investment securities," as that term is defined under such Act, except for the partnership interest in the Verizon Partnership and certain cash equivalents;

  •
  Price will not acquire any "investment securities," unless consistent with the goals of preserving capital, maintaining liquidity or fulfilling the obligations of the collateral agreement; and

  •
  the order will terminate on the earliest of (1) the date on which PCW ceases to own the partnership interest in the Verizon Partnership, (2) the date on which PCW makes an acquisition of assets by reason of which such partnership interest ceases to constitute at least 80% (or is further reduced below 80%) of the total assets of PCW, (3) the date on which Price Communications makes an acquisition of assets by reason of which its interest in PCW ceases to constitute at least 80% (or is further reduced below 80%) of Price's total assets, and (4) the fourth anniversary of the closing of the asset contribution.

        At the time of an exchange of the Preferred Exchangeable Interest for shares of Verizon common stock, such shares may account for a substantial portion of the asset value of Price. In order to avoid Investment Company Act registration at that time, Price may need to (1) liquidate or (2) be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities.

While registering as an investment company may be considered by the board of directors as a means of building shareholder value, such registration could limit the Company's ability to take advantage of potential business opportunities or require changes to the corporate and operational structure of the Company.

The Company will have limited management rights with respect to the Verizon Partnership.

        Subject to the veto rights granted to the Company under the limited partnership agreement of the Verizon Partnership relating to, among other things, acquisitions and dispositions of assets, engaging in other business activities, incurring indebtedness, capital contributions and distributions, related party transactions and equity issuances, a subsidiary of Cellco Partnership will have the right to manage the Verizon Partnership as its managing general partner. There are no assurances that such subsidiary will be successful in managing the Verizon Partnership or that such subsidiary's interests in managing the Verizon Partnership will not conflict with the interests of the Company.

Possible delisting of shares.

        As a result of the asset contribution transaction with Verizon Wireless, the Company currently has no operating assets. Under the rules of the New York Stock Exchange, if a listed company's operating assets are substantially reduced or if the company ceases to be an operating company, the Exchange may in its discretion initiate delisting procedures. Such procedures typically afford a listed company an opportunity to advise the Exchange of action the company has taken, or plans to take, that would bring it within conformity with continued listing standards within an 18-month period. The Company believes that a determination to follow a liquidation strategy (with the result that the Company's activities prior to liquidation would be limited to ownership of its interest in the Verizon Partnership), might increase the risk of delisting by the Exchange, in that such a strategy would preclude the acquisition of an operating business.

Certain Terms

        Interests in cellular markets that are licenses by the FCC are commonly measured on the basis of the population of the market served with each person in the market area referred to as a "Pop". The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used herein, unless otherwise indicated, the term "Pops" means the estimate of the 2000 population of an MSA or RSA, as derived from the 2000 U.S. Census. MSAs and RSAs are also referred to as "markets". The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system.

Employees

        At December 31, 2002, the Company had three full-time employees.

Available Information

        The Company routinely files reports and other information with the SEC, including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

        The Company does not make its filings available on the Internet (except through the SEC's Internet site) because the Company does not have an Internet website. Paper copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge upon request, by writing to the Company at 45 Rockefeller Plaza, Suite 3200, New York, New York 10020.

Item 2. Properties

        As of December 31, 2002, there were two offices maintained by the Company, one administrative office in New Jersey and the Company headquarters in New York City.

Item 3. Legal Proceedings

        The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

        (a)    Market for Common Stock

        PCC is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PR". The range of high and low last sale prices for PCC's Common Stock on the NYSE for each of the quarters of 2002 and 2001 as reported by the NYSE was:

	2003		2002		2001
Quarter
	High	Low	High	Low	High	Low
First (through March 26, 2003)	$15.40	$11.21	$19.34	$17.15	$20.17	$16.00
Second			17.90	15.75	20.25	16.15
Third			16.29	10.99	20.35	15.00
Fourth			14.80	10.52	20.13	16.05

        PCC's Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol "PR.P", on the Chicago Stock Exchange under the ticker symbol "PR.M" and on the Boston Stock Exchange under the ticker symbol "PR.B" and trades in Euros on the Frankfurt and Munich Stock Exchanges.

        (b)    Holders

        On January 25, 2003, there were approximately 350 holders of record of PCC's Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 3000 persons.

        (c)    Dividends

        PCC to date has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company's earnings, financial condition, capital requirements and other circumstances.

Item 6. Selected Consolidated Financial Data

        The following tables contain certain consolidated financial data with respect to the Company for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2002 and restated and unaudited financial statements for previous years (see footnote 10 to the Consolidated Financial Statements).

        The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

	Consolidated Operating Statement Items Year ended December 31, $ in Thousands
	2002(2)	2001(1)	2000(1)	1999(1)	1998(1)
	Audited	Restated and Unaudited	Restated and Unaudited	Restated and Unaudited	Restated and Unaudited
Service revenue	$168,935	$271,943	$286,999	$269,236 (3)	$184,652 (3)
Equipment sales and installation	11,635	17,731	17,995	15,548	12,053
Income from partnership	12,380	—	—	—	—

Revenue	192,950	289,674	304,994	284,784	196,705
Engineering, technical and other direct expenses	39,370	58,922	59,807	65,327 (3)	28,122 (3)
Cost of equipment	19,124	33,028	32,685	28,650	23,086
Selling, general and administrative expenses	46,736	74,738	64,984	65,150	61,093
Non-cash compensation—Selling, general and administrative	—	—	—	47,863	20,088
Depreciation and amortization	15,859	47,975	46,981	45,157	43,625
Other (income) expense:
Gain on contribution of cellular business	(659,181)	—	—	—	—
Interest, net	41,585	61,248	59,661	72,892	76,926
Other, net	427	(7,157)	(7,711)	(12,251)	(15,279)

Total other (income) expense	(617,169)	54,091	51,950	60,641	61,647
Minority interest	—	631	1,432	1,664	2,178
Extraordinary item-loss on early extinguishment of debt (net of tax benefit of $15,893)	—	—	—	—	27,061
Cumulative effect on prior year of change in revenue recognition (net of tax expense of $92)	—	—	158	—	—
Income tax expense (benefit)	231,151	7,045	16,322	6,732	(8,523)

Net income (loss)	$457,879	$13,244	$30,675	$(36,400)	$(61,672)

Per share amounts (4):
Basic earnings (loss) per share before cumulative effect of accounting change and extraordinary item	$8.39	$.24	$.55	$(.79)	$(0.95)
Basic earnings (loss) per share for accounting change and extraordinary item	—	—	—	—	(.73)

Basic earnings (loss) per share	$8.39	$.24	$.55	$(.79)	$(1.68)
Diluted earnings per share before and after cumulative effect of accounting change and extraordinary item	$8.34	$.24	$.54	$(.79)	$(1.68)
Other Data:
Capital expenditures	$9,725	$18,620	$27,218	$24,575	$14,725
Net cash provided by (used in):
Operating activities	$26,835	$67,745	$63,075	$74,591	$12,366
Investing activities	(245,684)	10,381	(44,490)	(30,746)	21,361
Financing activities	(6,865)	(12,387)	(32,108)	(57,613)	141,821
Penetration (5)	N/A	16.60%	15.89%	13.65%	11.60%
Subscribers at the end of period (6)	N/A	570,405	528,405	453,984	381,977
Cost to add a gross subscriber (7)	N/A	$168	$177	$199	$214

Cost to add a net subscriber (8)	N/A	$945	$509	$471	$448
Average monthly revenue per subscriber (9)	N/A	$49.95	$53.93	$56.11	$52.04
Average monthly churn (10)	N/A	2.14%	1.90%	1.95%	1.91%
Ratio of earnings to fixed charges (11)	16.08x	1.27x	1.65x	(11)	(11)
	Consolidated Balance Sheet Items As of December 31, in Thousands
	2002	2001(1)	2000(1)	1999(1)	1998(1)
	Audited	Restated and Unaudited	Restated and Unaudited	Restated and Unaudited	Restated and Unaudited
Total Current Assets	$25,243	$289,392	$254,287	$229,226	$237,555
Total Assets	1,229,712	1,261,698	1,264,803	1,258,620	1,285,965
Total Current Liabilities	6,714	56,751	50,672	51,626	46,795
Long-Term Debt	0	700,000	700,000	700,000	909,432
Shareholders' Equity	628,833	172,212	170,532	172,460	(15,709)

(1)
Restated to reflect correction in accounting for non-cash compensation and related tax benefit. See Note 10—Restatement Related To Redeemable Preferred Stock in Notes To Consolidated Financial Statements.

(2)
On August 15, 2002, the Company contributed the operations of PCW to the Verizon Partnership therefore, results for the year ended December 31, 2002 include results for the wireless operations through that date.
(3)
Incollect roaming revenue is excluded from service revenue and is used to reduce engineering, technical and other direct expenses.
(4)
Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in May 1999, January 1999, and April 1998 (2), and the 2 for 1 stock split in August 1998 and the 5% stock dividend in August 1999.
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
(9)
Determined for a period by dividing (i) the sum of the access, airtime, roaming, long distance, features, connection, disconnection and other revenues for such period by (ii) the average number of post paid subscribers for such period divided by the number of months in such period.
(10)
Determined for a period by dividing total subscribers discontinuing service by the average number of subscribers for such period, and dividing that result by the number of months in such period.
(11)
The ratio of earnings to fixed charges is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit. For the years ended December 31, 1999 and 1998 the deficits of earnings to fixed charges were $36,400 and $61,672.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto. References to the "Company" in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

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

Overview

        The Company has been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. ("PCW"), to the Verizon Partnership. Accordingly, the financial information for the year ended December 31, 2002 is not comparable to the year ended December 31, 2001.

        The Company remains listed on the New York and other stock exchanges, has no operating assets and approximately $1.123 billion in an illiquid preferred partnership interest in the Verizon Partnership, cash and marketable securities.

Contribution of the Company's Wireless Business to the Verizon Partnership

        On December 18, 2001, the Company agreed to contribute substantially all of the assets of PCW and approximately $149 million in cash to the Verizon Partnership in exchange for a preferred limited partnership interest in the Verizon Partnership. The transaction was consummated on August 15, 2002. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business (including the liabilities under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). After giving effect to certain adjustments, as defined in the transaction agreement, PCW's initial capital account approximated $1.112 billion. According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum. The Company will receive in cash 50% of its preferred return, with the balance being added to its capital account

        Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW's Senior Subordinated Notes and Senior Secured Notes. PCW guaranteed such indebtedness. However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guaranty being enforced is remote. Price has guaranteed PCW's obligation under the guaranty, and has deposited $70 million in cash and other property into a collateral account to secure the guaranty. Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends and interest on investments from the account, and has the right, in addition, to withdraw up to $5 million from the account to cover its ordinary operating expenses. Price and Verizon Communications have further agreed that Price retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

        If a qualifying initial public offering of Verizon Wireless Inc. common stock (as defined in the transaction agreement) occurs before August 15, 2006 the Company will have an option to (subject to approval of Price's shareholders) exchange its Preferred Exchangeable Interest for shares of Verizon Wireless common stock. If this happens, the number of shares the Company would receive would be calculated by dividing the existing balance in the Company's capital account in the Verizon Partnership by the Verizon Wireless initial public offering price. If the Company chooses not to exercise such option (including as a result of the failure of the Company's shareholders to approve such exchange), it will be obligated to exchange its Preferred Exchangeable Interest for Verizon Communications common stock on August 15, 2012 or such earlier date as may be specified by Verizon Communications. In this latter case, the number of shares the Company will receive will be determined by dividing the amount in the Company's capital account as of the date of exchange by the greater of the trailing 20 day average closing price of Verizon Communications common stock as of the exchange date or $55.30.

        In the event a qualifying initial public offering of Verizon Wireless does not occur prior to August 15, 2006, or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur solely as a result of a breach of agreement by Verizon Wireless, the Preferred Exchangeable Interest will be mandatorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006. In these circumstances, the number of shares of Verizon Communications common stock issuable to the Company will equal the balance in the Company's capital account in the Verizon Partnership on August 15, 2006 divided by the trailing 20-day average closing price of Verizon Communications common stock, but such price may not be less than $40 or more than $74. At December 31, 2002 the closing market price of Verizon communications common stock was $38.75. Although this is below the floor price of $40 per share established in the agreement, the Company believes this is a temporary decrease in the value of its investment in the Verizon Partnership. Subsequent to December 31, 2002, the market price for Verizon Communications has fluctuated above and below $40.

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

        Pursuant to the partnership agreement for the Verizon Partnership, PCW is entitled to receive taxable allocations of any profits from the Verizon Partnership in an amount up to its preferred return, which is currently at 2.9% per annum. Any losses incurred by the Verizon Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account before being allocated to PCW.

        The Company has accounted for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the Company's balance sheet will equal the credit in the Company's capital account on the Verizon Partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return and reduce such investment balance by any cash distributed by the Verizon Partnership to the Company.

        Under PCC's proxy statement for its 2003 annual meeting of shareholders, PCC is conducting a non-binding, advisory vote of its shareholders permitting shareholders to express their views as to whether the Company should begin now to follow a liquidation strategy with a view toward the liquidation of the Company in the years ahead, or as an alternative to a liquidation strategy, the Company's management should currently begin to seek to acquire another business that meets the economic and fiduciary requirements of the board of directors. Since this is only a non-binding advisory vote for the purpose of providing guidance to the board of directors and management, the outcome of this advisory vote will be only one factor considered by the board of directors and management in determining their views regarding the proper future course to be followed by the Company. Regardless of the outcome of the vote, the board of directors and management have the right, consistent with their fiduciary duties and exercise of their business judgment, to recommend to the shareholders that the Company be liquidated (subject to the requisite vote of at least 66 2/3% of the Company's outstanding shares at a future meeting of shareholders), to seek other potential business opportunities, or to follow another course of action with respect to the Company's future.

        Under New York State law, the affirmative vote of the holders of at least 66 2/3% of PCC's outstanding shares will be required at a future shareholders meeting to approve a liquidation of the Company. In recent votes of PCC's shareholders between 7.3% and 15.1% of PCC's shareholders have failed to vote (with any such failure to vote at such a future meeting of PCC's shareholders making it more difficult to reach the 66 2/3% affirmative vote required to approve liquidation). The holders of approximately 30% of PCC's outstanding common shares (including Robert Price, the Company's chief executive officer, members of his family, other officers and directors of the Company, and other shareholders who have volunteered their opinions) have indicated to PCC that they currently oppose a liquidation strategy and may continue to do so in the future. The board of directors consequently believes that it may be difficult at any future shareholders meeting to obtain the necessary votes to approve liquidation.

        The Company and Mr. Price (in his capacity as chief executive officer of the Company and in his personal capacity) have been shown a variety of potential acquisitions and opportunities. These include the purchase of a mutual fund management company, banks, cellular properties, independent telephone companies, broadcasting and or/ publishing companies and the conversion of the Company into a closed-end investment company.

        The Company's board of directors has unanimously recommended that the shareholders vote for beginning to seek a new business in the non-binding, advisory vote. In reaching this conclusion, the board considered the following material factors:

  •
  on January 29, 2003, Verizon Wireless announced the withdrawal of its registration statement for an initial public offering of its common stock, given its strong cash flow and lack of significant funding requirements;

  •
  if the Company determines to follow a liquidation strategy, its activities prior to liquidation will be limited to the ownership of the Preferred Exchangeable Interest, with the result that the Company will not be able to take advantage of other opportunities to maximize shareholder value during what may be a prolonged period of time before liquidation even becomes possible;

  •
  if the Company determines to seek another business to add to the Company, the board of directors will have the ability to attempt to maximize shareholder value through the acquisition of a business that meets the board's economic and fiduciary requirements;

  •
  there can be no assurance that the Company will identify or succeed in acquiring a business that meets its economic and fiduciary requirements or that such an acquisition, if consummated, will be profitable;

  •
  if the Company is not liquidated within one year following an exchange for shares of Verizon stock, and the Company decides to sell such shares or distribute them to the shareholders, the Company and/or its shareholders may incur substantial tax liability on any such sales or distributions; and

  •
  if the Company determines to seek another business but such business is not acquired by the Company, the board will still have the flexibility to recommend liquidation to the shareholders, if the board determines that liquidation is in the best interests of the Company.

Results of Operations

        As more fully described in Note 10 to the Consolidated Financial Statements, during 2002 the Company determined that the accounting for a non-cash item related to the conversion of preferred stock by the Company's Chief Executive Officer and the related accrual of deferred tax benefits in prior years was not correct. Consequently, the Company has restated its previously reported results for the years 1998 to 2001 to remove the effects of the prior accounting for these items, which in 1999 to 2001 included the amortization of deferred compensation and recording a related deferred tax benefit, and instead recorded compensation expense of $20,088 and $47,863 in 1998 and 1999, respectively. Additionally, the Company eliminated amortization of deferred compensation expense of $1,973 in 1999 and $3,649 in each of 2000 and 2001 and eliminated deferred tax benefits of $730 in 1999 and $1,350 in each of 2000 and 2001. In the third quarter of 2002, the Company had written off the remaining balance of the deferred compensation of $58,680 and had reversed the previously recorded deferred tax benefits of $3,430 in conjunction with the sale of its cellular business. In the audited financial statements for the year ended December 31, 2002, these write offs are now eliminated because the deferred compensation charges are now recognized in prior years and the deferred tax benefit should not have been recorded. Therefore, the net impact on retained earnings of these changes is zero as of December 31, 2002 although the expense is recognized in different years.

        In addition, because the Company's prior independent auditors have ceased operations, they are unable to issue reports on the Company's restated financial statements for years ended prior to December 31, 2002. Consequently the consolidated financial statements for the years ended December 31, 2001 and 2000 have been labeled as restated and unaudited. The Company has determined that a re-audit of the prior years financial statements is not practicable and consequently has submitted the prior years' financial statements as unaudited.

Year ended December 31, 2002 compared to Year ended December 31, 2001

        As previously stated, substantially all of the assets and liabilities of the Company's operating subsidiary were contributed to the Verizon Partnership on August 15, 2002. Accordingly, the consolidated statement of operations for the year ended December 31, 2002 includes seven and one-half months of operating activity which therefore precludes any comparison of the current year's operations with the twelve months of operations included in the year ended December 31, 2001.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        During the first quarter of 2002, the Company adopted Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". Management believes the Company's cellular licenses qualified as indefinite life intangibles, which were not subject to amortization as of January 1, 2002. Accordingly, the current twelve-month period does not include any amortization for cellular licenses, which amounted to $22.8 million for the year ended December 31, 2001, and is included in depreciation and amortization. In addition, had Financial Accounting Standards No. 142 been adopted on January 1, 2001, net income would have been $27.6 million and basic as well as fully diluted earnings per share would have been $.48.

        Net Interest Expense, Other Income, Income Taxes and Net Income.    Net interest expense decreased by $19.7 million to $41.6 million for the current year from $61.2 million for the year ended December 31, 2001. The decrease is primarily a result of the decrease in interest expense on the Company's long-term debt as a result of the assumption by the Verizon Partnership of the Company's long-term debt ($700 million) on August 15, 2002.

        Effective August 15, 2002, the Company contributed the assets of its operating subsidiary (PCW) and recorded a gain on the transaction. PCW contributed $149.0 million of cash, its cellular licenses ($832 million net of accumulated amortization) and fixed assets ($126.9 million net of accumulated depreciation) to the new partnership. The new partnership assumed PCW's outstanding long-term debt ($700 million) and credited PCW's capital account for $1.112 billion. The gain on the transaction was $659.2 million.

        Other (income) expense for the current year amounted to an expense of $427,000 compared with income of $7.2 million for the year ended December 31, 2001 or a net unfavorable change of $7.6 million. During the year ended December 31, 2001, the Company realized a gain on the disposal of its minority interest in other cellular properties approximating $4.1 million. During the current twelve-month period, the Company wrote off sundry investments approximating $3.4 million. In addition, the current year includes $760,000 of net investment gains for securities including put and call options, some of which are from the Company's own stock. Included in the $760,000 are certain losses not deductible for income tax purposes. The twelve-months ended December 31, 2001 result in gains on security and put and call transactions approximating $1.8 million some of which are from the Company's own stock. Included in the $1.8 million are gains some of which are not taxable for income tax purposes.

        As previously stated, the contribution transaction is a non-taxable exchange except that for financial statement purposes there is a provision for deferred taxes of $233.1 million. The $525 million deferred tax liability on the Company's balance sheet as of December 31, 2002 is a result of the estimated potential liability for the difference between the tax basis of the assets contributed by the Company and the total consideration received by the Company including the forgiveness of long-term debt. The deferred provision included in the total tax provision in the statement of operations for the current year is the difference between deferred taxes on the books of the Company prior to the contribution and the $525 million. The total provision of $231.2 million for the current twelve-month period is compared with a tax provision of $7.0 million for the year ended December 31, 2001.

        Net income of $457.9 million for the year ended December 31, 2002 compared with net income of $13.2 million for the year ended December 31, 2001, is a function of the items discussed above including the operating results of the Company's wireless subsidiary for twelve months in 2001 but only seven and one-half months in 2002.

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

        Revenue.    Service revenues totaled approximately $271.9 million for the current year compared to approximately $287.0 million for 2000 or a decrease of 5.3%. The $15.1 million decrease is principally a result of the reduction in outcollect air and toll revenue ($15.0 million). Partially offsetting this decrease, is an increase in access revenue ($8.7 million) principally due to an increase in the average revenue per rate plan combined with added post paid subscribers for the current twelve month period. Although the Company was able to realize an increase in its average access revenue per plan, there was a corresponding increase in the number of free minutes included with these plans which resulted in a decrease of $2.5 million in post paid airtime revenue. As the Company moved toward the increased usage of multi state and national plans, there was a corresponding decrease in the amount of incollect revenue ($8.4 million) and long distance revenue billed to its subscribers ($880,000). The number of prepaid subscribers increased during the current year, which increased prepaid revenue by $2.0 million. Other local revenue items resulted in an increase of $957,000 for the current twelve-month period. The reduction in outcollect air and toll revenue is a combination of reduced average reimbursement rates ($.31 for the year ended December 31, 2000 compared to $.25 for the current year) and minutes of use (119.1 million minutes for the current year compared with 129.9 million minutes for last year). The decreasing reimbursement rates are a result of increased competition for roaming traffic, which led to reduced negotiated contractual rates with other cellular carriers. This trend may continue as a result of new roaming rates negotiated with some of the Company's roaming partners as well as the increased number of wireless carriers in each market, which can be utilized by other carriers' subscribers.

        Equipment and installation revenue was $17.7 million for the current year compared to $18.0 million in 2000. An increase in the number of handsets sold or upgraded (10,273 additional units for the current year) resulted in an increase of $651,000 for phone revenue. For the current year, excluding upgrades, the Company sold 227,633 handsets of which 151,085 were digital (66.4%) and 76,548 were analog (33.6%). For the prior year, 223,284 handsets were sold of which 85,044 were digital (38.1%) and 138,240 were analog (61.9%). A reduction of $915,000 of accessory sales and installation revenue more than offset the increase in handset revenue. Historically prepaid customers buy fewer accessories than traditional post paid customers who contributed to the decrease in accessory revenue.

        Expenses.    Expenses increased $10.2 million from $204.5 million in 2000 to $214.7 million in 2001. As a percentage of total revenue, expenses increased from 67.0% of total revenue in 2000 to 74.1% of total revenue in 2001. After excluding depreciation and amortization, expenses amount to 51.6% of total revenue for 2000 compared to 57.6% of total revenue for 2001. Total operating costs per subscriber excluding PCC overhead amounted to $18.17 in 2001 compared with $17.27 in 2000 (net of incollect revenue for both years).

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

        Customer service costs (also included in SG&A), primarily billing costs and payroll and related benefits, increased to $21.7 million in 2001 from $20.2 million in 2000. An increase of $2.6 million for the generation of subscriber's monthly statements, which include printing and mailing costs, are a direct function of the increases in the number of subscribers. Additional subscribers require an increase in the number of cellular bills mailed out, as well as an increase in the number of customer service representatives necessary to handle the subscriber inquiries. In addition, temporary costs related to the mandated area code changes in the markets contributed to the increase in costs. Offsetting these increases was a $2.0 million credit issued to the Company by its billing vendor due to the problems encountered during the billing conversion (see bad debts included in General and administrative expenses described below).

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

        The income tax provision for 2001 of $7.0 million compared to the provision of $16.3 million in 2000 is principally a result of the decrease in financial statement taxable income in 2001 at an effective rate of approximately 37% adjusted for certain non-taxable security transactions in both years.

        The net income of $13.2 million for 2001 compared to net income of $30.7 million for 2000 is a function of the items discussed above. During the prior year, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") which requires the deferral of certain revenue over the approximate length of a subscribers' contract or over the remaining unused minutes for prepaid revenue. The effect on the prior year's financial statements was not material.

Liquidity and Capital Resources

        As a result of the asset contribution transaction with Verizon, the Company has substantial assets but due to their illiquid nature, limited future sources of revenue. From the asset contribution transaction (August 15, 2002) to the exchange of the Preferred Exchangeable Interest for either the common stock of Verizon Wireless Inc. or Verizon Communications Inc., the Preferred Exchangeable Interest, and the investments in the collateral account described under "Contribution of the Company's Wireless Business to the Verizon Partnership" above are expected to be substantially all of the Company's assets. After the asset contribution for a period of up to four years, PCW's share of partnership profits (if available) will be determined by multiplying a rate of return (currently approximately 2.9% per annum) by the balance in its capital account. Of such amount (taxable whether or not distributed), PCW is entitled to receive 50% of such earnings in cash, with the balance being added to its capital account in the Verizon Partnership. The Company did receive the appropriate distribution of $2.1 million in November 2002 and expects to receive such distributions in the future.

        During the period following the asset contribution, the Company retained sufficient cash to meet its requirement under the collateral agreement and as of December 31, 2002 had unencumbered cash equal to approximately $20.7 million to meets its current needs. Besides the anticipated quarterly cash distributions from the Verizon Partnership, the Company will have potential additional sources of cash from interest and dividends on investments in the collateral account and its other cash. As part of the collateral agreement, the Company is authorized to withdraw an aggregate of $5 million, in addition to interest, from the collateral account to cover its ordinary operating expenses.

        The Company has provided a reserve for an additional $16.0 million for its previous minority interests, which amount is currently being disputed by such parties.

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

Significant Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical significant accounting policies and estimates:

        Financial Instruments.    At December 31, 2002 and December 31, 2001, substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities". Realized gains and losses are accounted for principally by specific identification. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options some in the Company's own stock. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued. Therefore, such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets (if unsettled at the balance sheet date), with changes in fair values recorded as part of other (income) expense.

        Revenue Recognition.    Service revenue from cellular operations for prepaid and post paid customers included local subscriber revenue and outcollect roaming revenue. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue was recognized when the airtime was utilized and activation revenue was recognized over the estimated life of the subscriber's contract or the expected term of the customer's relationship, whichever was longer. Local subscriber revenue was earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue was billed one month in advance and was recognized when earned. Postpaid airtime revenue was recognized when the service was rendered.

        Outcollect roaming revenue represented revenue earned for usage of its cellular network by subscribers of other cellular carriers. Outcollect roaming revenue was recognized when the services were rendered.

        Equipment sales and installation revenues were recognized upon delivery to the customer or installation of the equipment.

        For financial reporting purposes, the Company reported 100% of revenues and expenses for the markets for which it provided cellular telephone service. However, in several of its markets, the Company held less than 100% of the equity ownership prior to December 31, 2001. The minority stockholders' and partners' share of net income in those markets is reflected in the consolidated financial statements as "minority interest".

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

        Acquisitions and Licenses.    The cost of previously acquired companies was allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition. Accordingly, the Company did not record any goodwill. Licenses were amortized on a straight-line basis over a 40-year period. Such amortization was in effect prior to the Company's adoption of the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) which the Company adopted on January 1, 2002 due to the fact that licenses were deemed by the Company to have an indefinite life.

        Prior to the adoption of SFAS No. 142, the Company continually evaluated whether subsequent events and circumstances occurred that indicated the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilized projected undiscounted cash flows over the remaining life of the licenses. Subsequent to the application of SFAS No. 142, the realizability of licenses was evaluated annually. The Company determined fair value by reference to sales of comparable businesses to evaluate the recorded value of licenses.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The Company generally utilized fixed debt to fund its acquisitions. Management believes that the use of fixed rate debt minimized the Company's exposure to market conditions and the ensuing increases and decreases that could arise with variable rate financing. As of December 31, 2002, the Company no longer has any outstanding debt. The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect the market values as of December 31, 2002.

        In addition, the realizability of the Company's investment in the Verizon Partnership could be effected if the price of Verizon Communication's common stocks' is below $40 for an extended period of time. The Company believes its investment in the Verizon Partnership is realizable at its recorded value at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements on page 32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        The information called for by Items 10, 11, 12 and 13 is incorporated herein by reference from the following portions of the definitive proxy statement filed by the Company in connection with its 2003 Meeting of Shareholders.

	Item	Incorporated from
Item 10.	Directors and Executive Officers of the Company	"Directors and Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance"
Item 11.	Executive Compensation	"Executive Compensation" and "Related Transactions"
Item 12.	Security Ownership of Certain Beneficial Owners and Management	"Principal Shareholders and Security Ownership of Management"
Item 13.	Certain Relationships and Related Transactions	"Executive Compensation" and "Related Transactions"
Item 14.	Procedure and Controls

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) (1) and (2) List of financial statements and financial statement schedules:

          See "Index to Consolidated Financial Statements" on page 32.

          (Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

(3) Exhibits

See Exhibit Index at page E-1, which is incorporated herein by reference.

        (b) Reports on Form 8-K.

        None

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report	F-1
Consolidated Balance Sheets as of December 31, 2002—Audited and Restated and Unaudited as of December 31, 2001	F-2
Consolidated Statements of Operations and Comprehensive Income for the Year Ended December 31, 2002—Audited and Restated and Unaudited for the Years Ended December 31, 2001 and 2000	F-3
Consolidated Statements of Cash Flows for the Year Ended December 31, 2002—Audited and Restated and Unaudited for the Years Ended December 31, 2001 and 2000	F-4
Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2002—Audited and Restated and Unaudited for the Years Ended December 31, 2001 and 2000	F-5
Notes to Consolidated Financial Statements	F-6

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS SCHEDULES

Schedule No.
II. Valuation and Qualifying Accounts	F-20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Price Communications Corporation:

        We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for Intangible Assets to conform to Statement of Financial Accounting Standards No. 142.

        The accompanying financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000, including the restatement adjustments described in Note 10, are the responsibility of the Company's management. The 2001 and 2000 financial statements prior to restatement for correction of an error were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements before restatement in their report dated February 25, 2002. We were not engaged to, and we did not, audit or review the accompanying 2001 and 2000 financial statements or perform any procedures on the application of the restatement adjustments to those financial statements and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole or on the restatement adjustments.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey

March 21, 2003

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001
($ in thousands except share data)

	2002	2001
	(Audited)	(Restated and Unaudited)(1)
Current assets:
Cash and cash equivalents	$20,733	$246,447
Accounts receivable, net of allowance for doubtful accounts of $1,196 in 2001	—	21,260
Receivables from other cellular carriers	—	5,190
Available for sale securities	3,128	906
Inventory	—	5,129
Income taxes receivable	1,382	—
Prepaid expenses and other current assets	—	10,460

Total current assets	25,243	289,392
Restricted Cash and securities (principally securities) deposited in collateral account	80,938	—
Investment in limited partnership	1,123,478	—
Property and equipment:
Land and improvements	—	7,480
Buildings and improvements	—	13,598
Equipment, communication systems and furnishings	—	214,806

	—	235,884
Less accumulated depreciation	—	94,654

Net property and equipment	—	141,230
Licenses, net of accumulated amortization of $97,428 in 2001	—	815,178
Other assets, net of accumulated amortization of $9,538 in 2001	53	15,898

Total assets	$1,229,712	$1,261,698

Current liabilities:
Accounts payable	$—	$11,665
Accrued interest payable	—	11,421
Accrued salaries and employee benefits	—	1,281
Deferred revenue	—	9,693
Customer deposits	—	856
Income taxes payable	3,605	9,621
Accrued engineering, technical and other direct	—	2,811
Excise and sales taxes payable	—	1,982
Minority interests	—	3,194
Other current liabilities	3,109	4,227

Total current liabilities	6,714	56,751
Estimated liability to former minority interest holders	16,000	—
Long-term debt	—	700,000
Accrued income taxes long-term	53,165	53,165
Deferred income taxes (net)	525,000	279,570
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 120,000,000 shares; outstanding 54,543,388 shares in 2002 and 54,885,955 shares in 2001	546	550
Additional paid-in-capital	170,475	177,166
Accumulated other comprehensive income (loss)	5,308	(129)
Retained earnings	452,504	(5,375)

Total shareholders' equity	628,833	172,212

Total liabilities and shareholders' equity	$1,229,712	$1,261,698

(1)
See footnote 10 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
($ in thousands, except per share data)

	2002	2001	2000
	(Audited)	(Restated and Unaudited)(1)
Revenue:
Cellular operations:
Service	$168,935	$271,943	$286,999
Equipment sales and installation	11,635	17,731	17,995
Income from partnership	12,380	—	—

Total revenue	192,950	289,674	304,994

Engineering, technical and other direct	39,370	58,922	59,807
Cost of equipment	19,124	33,028	32,685
Selling, general and administrative	46,736	74,738	64,984
Depreciation and amortization	15,859	47,975	46,981
Gain on contribution of cellular business	(659,181)	—	—
Interest income	(2,813)	(8,837)	(11,758)
Interest expense	44,398	70,085	71,419
Other (income) expense	427	(7,157)	(7,711)
Minority interest	—	631	1,432

Income before income taxes and cumulative effect of accounting change	689,030	20,289	47,155
Income tax expense (including for 2002, $233.1 million of deferred taxes on the gain of the contribution of the cellular business)	231,151	7,045	16,322

Income before cumulative effect of accounting change	457,879	13,244	30,833
Cumulative effect of change in revenue recognition (net of income tax benefit of $92)	—	—	(158)

Net income	457,879	13,244	30,675
Other comprehensive income (net of income tax expense of $3,273 for 2002 and $194 for 2001 and income tax benefit of $1,027 for 2000, respectively)
Unrealized gains (losses) on available for sale securities	5,309	(61)	(457)
Reclassification adjustment	128	389	(1,291)

Comprehensive income	$463,316	$13,572	$28,927

Per share data:
Basic earnings per share before cumulative effect of accounting change	$8.39	$0.24	$0.55
Basic earnings per share for accounting change	—	—	—

Basic earnings per share	$8.39	$0.24	$0.55
Diluted earnings per share before and after cumulative effect of accounting change	8.34	0.24	0.55
Weighted average number of common shares outstanding — basic	54,602	55,061	56,013
Weighted average number of common shares outstanding — diluted	54,904	55,415	56,531

(1)
See footnote 10 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
($ in thousands)

	2002	2001	2000
	(Audited)	(Restated and Unaudited)(1)
Cash Flows From Operating Activities:
Net income	$457,879	$13,244	$30,675

Adjustments to reconcile net income to net cash provided by
Operating activities:
Gain on contribution of cellular business	(659,181)	—	—
Depreciation and amortization	15,859	47,975	46,981
Income from partnership	(12,380)	—	—
Amortization of deferred finance costs	1,520	2,431	2,430
Minority interest share of income	—	631	1,432
Deferred income taxes	233,068	(2,080)	(8,366)
Net loss (gain) on available for sale securities	298	(1,780)	(6,724)
Change in working capital (net of effect of contribution)
Net gain on put and call options	(1,059)	—	—
Gain on sale of equity investment in other cellular properties (net)	—	(4,109)	—
Decrease (increase) in trade and other receivables	5,590	13,175	(12,402)
Increase in other current assets	—	(6,403)	(4,039)
(Decrease) increase in accounts payable and accrued expenses	(7,001)	955	(11,402)
(Decrease) increase in accrued interest payable	(11,421)	(953)	432
Increase in income taxes payable	—	2,103	5,028
Increase in accrued income taxes long-term	—	—	17,044
Changes in other accounts	3,663	2,556	1,986

Total adjustments	(431,044)	54,501	32,400

Net cash provided by operating activities	26,835	67,745	63,075

Cash Flows From Investing Activities:
Cash transferred to partnership	(149,000)	—	—
Capital expenditures	(9,725)	(18,620)	(27,218)
Proceeds from sale of equity investment in other cellular properties	—	15,419	—
Purchase of available-for-sale securities and put and call options	(19,255)	(14,315)	(59,556)
Proceeds from sale of available-for-sale securities and put and call options	14,397	36,119	42,045
Purchase of securities for collateral account	(137,769)	—	—
Sale of securities for collateral account	69,707	—	—
Cash transferred to collateral account	(856)	—	—
Distribution of profits from partnership	2,087	—	—
Reimbursement from partnership for excess working capital contribution	5,000	—	—
Purchase of additional minority interests in majority owned Company systems	(4,045)	(8,223)	(553)
Fees and expenses related to contribution of Wireless business	(16,400)	—	—
Other	175	1	792

Net cash provided by (used in) by investing activities	(245,684)	10,381	(44,490)

Cash Flows From Financing Activities:
Repurchase and retirement of Company's common stock	(7,027)	(13,583)	(32,584)
Exercise of employee stock options and warrants	162	1,196	476

Net cash used in financing activities	(6,865)	(12,387)	(32,108)

Net increase (decrease) in cash and cash equivalents	(225,714)	65,739	(13,523)
Cash and Cash Equivalents, beginning of year	246,447	180,708	194,231

Cash and Cash Equivalents, end of year	$20,733	$246,447	$180,708

(1)
See footnote 10 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
($ and share amounts in thousands)

	Common Stock Class A
				Accumulated other comprehensive income (loss)		Total share- holders' equity
			Additional paid-in capital		Retained earnings
	Shares	Value
Balance, December 31, 1999 (Restated and Unaudited)(1)	56,699	567	219,896	1,291	(49,294)	172,460
Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	(1,748)	—	(1,748)
Purchase and retirement of treasury stock	(1,495	(15)	(32,569)	—	—	(32,584)
Exercise of stock options and warrants	279	3	473	—	—	476
Tax benefit from the exercise of stock options	—	—	1,253	—	—	1,253
Net income	—	—	—	—	30,675	30,675

Balance, December 31, 2000 (Restated and Unaudited)(1)	55,453	555	189,053	(457)	(18,619)	170,532
Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	328	—	328
Purchase and retirement of treasury stock	(754)	(7)	(13,576)	—	—	(13,583)
Exercise of stock options	186	2	1,195	—	—	1,197
Tax benefit from the exercise of stock options	—	—	494	—	—	494
Net income	—	—	—	—	13,244	13,244

Balance, December 31, 2001 (Restated and Unaudited)(1)	54,885	550	177,166	(129)	(5,375)	172,212
Change in unrealized loss on marketable equity securities, net of tax effect	—	—	—	5,437	—	5,437
Purchase and retirement of treasury stock	(395)	(4)	(7,023)	—	—	(7,027)
Exercise of stock options	53	—	162	—	—	162
Tax benefit from the exercise of stock options	—	—	170	—	—	170
Net income	—	—	—	—	457,879	457,879

Balance, December 31, 2002 (Audited)	54,543	$546	$170,475	$5,308	$452,504	$628,833

(1)
See footnote 10 to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2002—AUDITED AND FOR THE
YEARS ENDED DECEMBER 31, 2001 AND 2000—RESTATED AND UNAUDITED

1. Ownership

        Price Communications Corporation ("Price" or the "Company") owns 100% of Price Communications Cellular, Inc., which owns 100% of Price Communications Cellular Holdings, Inc. ("Holdings"), which owns 100% of Price Communications Wireless, Inc. ("PCW"). The Company had total ownership in corporations and partnerships which operated the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas ("MSA") in four states: Florida (one), Georgia (five), Alabama (two), and South Carolina (one). The Company owned and operated eight non-wireline cellular telephone systems in Rural Service Areas ("RSA") in Georgia (seven) and Alabama (one). On August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, PCW, to Verizon Wireless of the East.

2. Contribution of the Company's Wireless Business to the Verizon Partnership

        On December 18, 2001, the Company agreed to contribute substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (the "Verizon Partnership") in exchange for a preferred limited partnership interest in the Verizon Partnership. The transaction was consummated on August 15, 2002. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business (including the liabilities under PCW's 11 3/4% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006). After giving effect to certain adjustments, as defined in the transaction agreement, PCW's initial capital account approximated $1.112 billion. According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum. The Company will receive in cash 50% of its preferred return, with the balance being added to its capital account.

        Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW's Senior Subordinated Notes and Senior Secured Notes. PCW guaranteed such indebtedness. However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guaranty being enforced is remote. Price has guaranteed PCW's obligation under the guaranty, and has deposited $70 million in cash into a collateral account to secure the guaranty. Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends and interest on investments from the account, and has the right, in addition, to withdraw up to $5 million from the account to cover its ordinary operating expenses. Price and Verizon Communications have further agreed that Price retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

        If a qualifying initial public offering of Verizon Wireless Inc. common stock (as defined in the transaction agreement) occurs before August 15, 2006 the Company will have an option to (subject to approval of Price's shareholders) exchange its Preferred Exchangeable Interest for shares of Verizon Wireless common stock. If this happens, the number of shares the Company would receive would be calculated by dividing the existing balance in the Company's capital account in the Verizon Partnership by the Verizon Wireless initial public offering price. If the Company chooses not to exercise such option (including as a result of the failure of the Company's shareholders to approve such exchange), it will be obligated to exchange its Preferred Exchangeable Interest for Verizon Communications common stock on August 15, 2012 or such earlier date as may be specified by Verizon Communications. In this latter case, the number of shares the Company will receive will be determined by dividing the amount in the Company's capital account as of the date of exchange by the greater of the trailing 20 day average closing price of Verizon Communications common stock as of the exchange date or $55.30.

        In the event a qualifying initial public offering of Verizon Wireless does not occur prior to August 15, 2006, or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur solely as a result of a breach of agreement by Verizon Wireless, the Preferred Exchangeable Interest will be mandatorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006. In these circumstances, the number of shares of Verizon communications common stock issuable to the Company will equal the balance in the Company's capital account in the Verizon Partnership on August 15, 2006 divided by the trailing 20-day average closing price of Verizon Communications common stock, but such price may not be less than $40 or more than $74. At December 31, 2002 the closing market price of Verizon communications common stock was $38.75. Although this is below the floor price of $40 per share established in the agreement, the Company believes this is a temporary decrease in the value of its investment in the Verizon partnership. Subsequent to December 31, 2002, the market price for Verizon Communications has fluctuated above and below $40. The Company will continually evaluate the realizability of its investment in the Verizon Partnership, as it has done for all its assets.

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

        Pursuant to the partnership agreement for the Verizon Partnership, PCW is entitled to receive taxable allocations of any profits from the Verizon Partnership in an amount up to its preferred return, which is currently at 2.9% per annum. Any losses incurred by the Verizon Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account before being allocated to PCW.

        The Company has accounted for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment on the Company's balance sheet will equal the credit in the Company's capital account on the Verizon Partnership's financial statement. Thereafter, the Company will increase its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return and reduce such investment balance by any cash distributed by the Verizon Partnership to the Company.

3. Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements include the accounts of Price and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments, including treasury bills, purchased with original maturities of three months or less to be cash equivalents.

  Financial Instruments

        At December 31, 2002 and 2001, substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities". At December 31, 2002, substantially all of the balance maintained in the collateral account also consisted of marketable equity securities. Realized gains and losses are accounted for principally by specific identification. Unrealized holding gains and losses for available-for-sale securities as well as securities maintained in the collateral account are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

        The Company sells put and call options, some of which are for the Company's own common stock. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued; therefore, such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets with changes in fair values recorded as part of Other income. As at December 31, 2002, the amount of unsettled contracts outstanding was not material.

  Inventory

        Inventory, which consisted primarily of cellular handsets and telephone accessories, was stated at the lower of cost or market. Cost was determined using the first-in, first-out (FIFO) method.

  Property and Equipment

        Property and equipment were stated at cost. The cost of additions and improvements were capitalized while maintenance and repairs were charged to expense when incurred. Depreciation was provided principally by the straight-line method over the estimated useful lives, ranging from 5 to 20 years for buildings and improvements and 5 to 10 years for equipment, communications systems and furnishings.

  Acquisitions and Licenses

        The cost of previously acquired companies was allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition. Accordingly, the Company did not record any goodwill. Licenses were amortized on a straight-line basis over a 40-year period. Such amortization was in effect prior to the Company's adoption of the Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) which the Company adopted on January 1, 2002 due to the fact that licenses were deemed by the Company to have an indefinite life.

        Prior to the adoption of SFAS No. 142, the Company continually evaluated whether subsequent events and circumstances occurred that indicated the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilized projected undercounted cash flows over the remaining life of the licenses. Subsequent to the application of SFAS No. 142 the realizability of licenses was evaluated annually. The Company determined fair value by reference to sales of comparable businesses to evaluate the recorded value of licenses.

  Other Assets

        Other assets consisted principally of deferred financing costs. These costs were amortized on a straight-line basis over the lives of the related debt agreements, which ranged from 8 to 10 years.

  Revenue Recognition

        Service revenue from cellular operations for prepaid and post paid customers included local subscriber revenue and outcollect roaming revenue.

        In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue was recognized when the airtime was utilized and activation revenue was recognized over the estimated life of the subscriber's contract or the expected term of the customers relationship, whichever was longer. In addition, the financial statements as of December 31, 2001 and 2000, include a deferral of unearned revenue, and for the year ended December 31, 2000, a cumulative catch up adjustment representing the effect of the application of SAB 101 on prior years. Local subscriber revenue was earned by providing access to the cellular network ("access revenue") or, as applicable, for usage of the cellular network ("airtime revenue"). Access revenue was billed one month in advance and was recognized when earned. Postpaid airtime revenue was recognized when the service was rendered.

        Outcollect roaming revenue represented revenue earned for usage of the Company's cellular network by subscribers of other cellular carriers. Outcollect roaming revenue was recognized when the services were rendered.

        The Company classifies incollect roaming revenue as part of revenues from cellular service.

        Equipment sales and installation revenues were recognized upon delivery to the customer or installation of the equipment.

        For financial reporting purposes, the Company reported 100% of revenue and expenses for the markets for which it provided cellular telephone service. However, in several of its markets, the Company held less than 100% of the equity ownership prior to December 31, 2001. The minority stockholders' and partners' share of net income in those markets is reflected in the consolidated financial statements as "minority interest".

  Cost to Add a Subscriber

        The cost to add a subscriber, which consisted principally of the net loss on the sale of equipment, as well as commissions, was recognized at the time the subscriber started to receive cellular service. Both commissions and the loss on the sale of handsets, which represented a separate earnings process, were expensed in the same month that the subscriber commenced using the Company's system.

  Engineering, Technical and Other Direct Expenses

        Engineering, technical and other direct expenses represented certain costs of providing cellular telephone services to customers. These costs included incollect roaming expense. Incollect roaming expense was the result of the Company's subscribers using cellular networks of other cellular carriers.

  Per Share Data

        Basic earnings per share exclude the dilutive effects of options and warrants. Diluted earnings per share give effect to all dilutive securities that were outstanding during the period. The only difference between basic and diluted earnings per share for the Company is the effect of dilutive stock options and warrants.

        The following table reconciles the number of shares used in the earnings per share calculations:

Diluted Average Common Shares Computation	2002	2001	2000
Basic average common shares outstanding	54,602	55,061	56,013
Dilutive potential common shares—options and warrants	302	354	518

Diluted Average Common Shares	54,904	55,415	56,531

Options excluded from the computation of earnings per share—diluted since option exercise price was greater than the market price of the common shares for the period	590	442	69

  Stock Options

        In 1995, the FASB issued SFAS No. 123, "Accounting for Stock—Based Compensation" ("SFAS No. 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). However, the Company has adopted the disclosure requirement of SFAS No. 123 as shown later in the document.

        As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense is recognized. Had the fair value method of accounting been applied, the proforma net income would be as follows:

	($ in thousands)
	2002	2001	2000
Net income as reported	$457,879	$13,244	$30,675
Estimated fair value of the year's net option grants, net of forfeitures and taxes	678	1,242	868

Proforma net income	$457,201	$12,002	$29,807

Proforma basic earnings per share	$8.37	$.22	$.53
Proforma diluted earnings per share	$8.33	$.22	$.53

  Income Taxes

        The Company records income taxes to recognize full inter-period tax allocations. Under the liability method, deferred taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years' differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The Company does not have any goodwill recorded in its consolidated financial statements and therefore the adoption of SFAS No. 142 did not have any effect on its financial position or results of operations as it relates to goodwill. However, the Company did have a significant intangible asset in the form of cellular licenses. Based upon the transaction with Verizon Wireless and the valuation of PCW's business contained therein, management of the Company does not believe that there had been an impairment and accordingly has not recorded a charge against earnings for the year ended December 31, 2002. In addition, the Company believes its cellular licenses qualified as indefinite life intangibles as defined by SFAS No. 142, and accordingly the current twelve-month period does not include any amortization for licenses. Had the Company adopted SFAS No. 142 at the beginning of 2000, net income would have increased by $14.4 million and $14.3 million to $27.6 million and $45.0 million for the years ended December 31, 2001 and 2000, respectively, and earnings per share (basic and diluted) would have increased by $.26 and $.25 to $.48 and $.80 for the years ended December 31, 2001 and 2000, respectively.

        In August 2001, the FASB issued SFAS No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes Accounting Principle Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Effective January 1, 2002, the Company adopted SFAS No. 144 which adoption had no effect on the Consolidated Statements of Operations.

        In November 2002 the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34 "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The Company does not believe the adoption of Interpretation 45 will have a material impact on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Considering that the Company does not apply the accounting provisions of SFAS No. 123 as stated previously, and does not intend to change its method of accounting for stock based compensation, the adoption of SFAS No. 148 will not have any impact on the consolidated financial statements of the Company other than disclosure requirements.

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

        As mentioned earlier, the Company has sold put and call options (including some on the Company's common stock), which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices. At December 31, 2002, the amount of open put contracts outstanding was not material.

5. Long-Term Debt

        Long-term debt consisted of the following:

	December 31, ($ in thousands)
	2002	2001
11 3/4% Senior Subordinated Notes	$—	$175,000	(a)
9 1/8% Senior Secured Notes	—	525,000	(b)

Long-term debt	$—	$700,000

(a)
In July 1997, PCW issued $175.0 million of 11 3/4% Senior Subordinated Notes ("11 3/4% Notes") due July 15, 2007 with interest payable semi-annually commencing January 15, 1998. The 11 3/4% Notes contain covenants that restrict the payment of dividends, incurrence of debt and sale of assets. On August 15, 2002, Verizon Wireless of the East assumed the obligation to pay this indebtedness.

(b)
In June 1998, PCW issued $525.0 million of 9 1/8% Senior Secured Notes ("9 1/8% Notes") due December 15, 2006 with interest payable semi-annually commencing December 15, 1998. The 9 1/8% Notes contain covenants that restrict the payment of dividends, incurrence of debt and the sale of assets. On August 15, 2002, Verizon Wireless of the East assumed the obligation to pay this indebtedness.

6. Income Taxes

        Provision for income taxes consists of the following:

	Year Ended December 31, ($ in thousands)
	2002	2001	2000
Current:
Federal	$(1,807)	$8,207	$4,238
State and local	(110)	724	645

	(1,917)	8,931	4,883

Deferred:
Federal	233,039	(1,589)	10,153
State and local	29	(297)	1,286

	233,068	(1,886)	11,439

Tax provision	$231,151	$7,045	$16,322

        For the years ended December 31, 2002, 2001 and 2000, the provision for income taxes differs from the amount computed by applying the federal income tax rate (35%) because of the following items:

	Year Ended December 31, ($ in thousands)
	2002	2001	2000
Tax at statutory federal income tax rate	$241,160	$7,101	$16,504
State taxes, net of federal income tax benefit	(3,630)	406	943
Adjustment for change in estimate related to tax accruals	(6,784)	—	—
Non-taxable gain (loss) on sale of securities	405	(425)	(1,034)
Other	—	(37)	(91)

	$231,151	$7,045	$16,322

        Deferred tax assets and liabilities and the principal temporary differences from which they arise are as follows:

	December 31, ($ in thousands)
	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$—	$443
Non-deductible accruals	—	122
Reserve on long-term investments	185	185
Unrealized loss on marketable equity securities	—	74

Total deferred tax assets	185	824

Deferred tax liabilities:
Potential gain on conversion of preferred interest	525,000	—
Accumulated depreciation	—	19,994
Licenses	—	258,903
Deferred expenses	—	3,431
Unrealized gain on marketable equity securities	3,117	—
Other	673	673

Total deferred tax liabilities	528,790	283,001

Net deferred tax liabilities	$528,605	$282,177

7. Other (Income) Expense

        Other (income) expense consists of the following:

	Year Ended December 31, ($ in thousands)
	2002	2001	2000
Gain on investments, net	$(760)	$(1,824)	$(6,724)
Other, net	1,187	(5,333)	(987)

	$427	$(7,157)	$(7,711)

        Other, net for the year 2001 includes $4,109 for the net gain on sale of equity investment in cellular properties. Other, net for the year 2002 includes the write-off of certain investments.

8. Estimated Liability to Settle Minority Claims

        The Company notified the minority interest holders in the subsidiary corporations, general partnerships and limited partnerships that held certain of the Company's cellular licenses that effective June 28 and June 30, 2001 these subsidiaries were either dissolved and/or merged into Palmer Wireless Holdings, Inc. (a wholly owned subsidiary of the Company). Pursuant to the mergers, the minority interest holders have the right to receive merger consideration totaling $16.2 million subject to appraisal rights or other remedies pursuant to applicable state law. Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings. In addition, the Company expended approximately $4.1 million in the current year and $8.2 million in the year ended December 31, 2001 for other purchases of minority interests. The Company owned 100% of its telephone operating systems. The Company accounted for the purchase of minority interests by first eliminating that portion of the minority interest that represents the Company's proportionate liability to minority interest holders with the balance being added to the value of the appropriate license. As of December 31, 2002 the Company had accrued $16.0 million as the estimated liability to settle the minority holder's claims.

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

        The Company was authorized by its Board of Directors to make purchases of its common stock from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. During the three years ended December 31, 2002 the Company purchased and retired the following: 2000 1.5 million shares at an average cost of $21.80 per share; 2001 754,000 at an average cost of $18.10 per share; 2002 395,000 at an average cost of $17.80. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase any of its outstanding stock.

        In August 1997, in connection with the issuance by a subsidiary of the Company of the 13 1/2% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share. The Warrants expire on August 1, 2007. As of December 31, 2002, approximately 37,200 warrants remain unexercised, which are convertible into approximately 238,000 shares of the Company's common stock.

10. Restatement Related To Redeemable Preferred Stock

        During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company's Series A Preferred Stock, and 364,000 shares of the Company's Series B Preferred Stock to the Company's Chief Executive Officer, Mr. Price which were redeemable upon the occurrence of certain events. In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have the Series B Preferred Stock redeemed by the Company. The Series B Preferred Stock had a carrying value of $10,000. Because the triggering event had occurred in 1998,

Mr. Price, pursuant to the terms of the Series B Preferred Stock, would have been entitled to receive a cash payment. When Mr. Price presented the Series B Preferred Stock for redemption, the amount of the cash payment to which he was entitled was $5.0 million. Mr. Price and the Board agreed that in place of such cash payment, the Company would issue 1.3 million shares of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock. The value of the Company's common stock received by Mr. Price on the date of conversion approximated $5.0 million.

        In June and August 1999, Mr. Price notified the Company that he was exercising his right to have the Series A Preferred Stock redeemed by the Company. The Series A Preferred Stock had a carrying value of $25. Because the triggering event occurred in 1998, Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have been entitled to receive a cash payment. When Mr. Price presented the Series A Preferred Stock for redemption, the amount of the cash payment to which he was entitled was $63.0 million. Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 3.7 million shares of its $.01 par value common stock to Mr. Price in exchange for approximately 728,000 shares of Series A Preferred Stock. The value of the Company's common stock received by Mr. Price on the two respective dates of conversion approximated $63.0 million.

        In 1999, the Company recorded the exchange of preferred stock for common stock, discussed above, as deferred compensation of $67,951, and was amortizing such amount over subsequent periods of 10 or 20 years and accruing a deferred tax benefit related to the amortization amounts. During 2002, the Company determined that such accounting for this non-cash item was not correct in that the preferred stock was now determined to be properly considered a variable plan with no substantive vesting period and as a result, compensation expense associated with such stock should have been recorded when it became eligible for redemption at the value the Company's Chief Executive Officer would have been entitled to receive at that time, as a charge to earnings. Subsequent changes in that value would then be recorded as a component of determining net income for any subsequent reporting periods, up until the time of redemption when the amount becomes fixed and final. The Company also determined that recording a deferred tax benefit for this compensation expense was not correct. Consequently, the Company has restated its previously reported results for those non-cash items for the years 1998 to 2001 to remove the effects of the prior accounting for these items, and instead recorded compensation expense of $20,088 and $47,863 in 1998 and 1999, respectively, eliminated amortization of deferred compensation expense of $1,973 in 1999 and $3,649 in each of 2000 and 2001 and eliminated deferred tax benefits of $730 in 1999 and $1,350 in each of 2000 and 2001. In the third quarter of 2002, the Company had written off the remaining balance of the deferred compensation of $58,680 and had reversed the previously recorded deferred tax benefits of $3,430 in conjunction with the sale of its cellular business. In the audited financial statements for the year ended December 31, 2002, these write offs are now eliminated because the deferred compensation charges are now recognized in prior years and the deferred tax benefit should not have been recorded. Therefore, the net impact on retained earnings of these changes is zero as of December 31, 2002 although the expense is recognized in different years.

        In addition, because the Company's prior independent auditors have ceased operations, they are unable to issue reports on the Company's restated financial statements for years ended prior to

December 31, 2002. Consequently, the consolidated financial statements for the years ended December 31, 2001 and 2000 have been labeled as restated and unaudited. The Company has determined that a re-audit of the prior years financial statements is not practicable and consequently has submitted the prior years' financial statements as unaudited. The effects of the restatements were:

	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
At December 31:
Deferred income taxes (net)	$276,140	$279,570	283,075	284,425
Deferred compensation	(58,680)	—	(62,329)	—
Retained earnings	56,735	(5,375)	45,790	(18,619)
For the years ended December 31:
Net income	$10,945	$13,244	$28,376	$30,675
Comprehensive income	11,273	13,572	26,628	28,927
Basic earnings per share	0.20	0.24	0.51	0.55
Diluted earnings per share	0.20	0.24	0.50	0.55

11. Stock Option Plan

        The Company has a long-term incentive plan (the "1992 Long-Term Incentive Plan"), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that were subject to awards granted under the 1992 Long-Term Incentive Plan is 7,655,767. The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years. No awards may be granted under such plan on or after December 31, 2002. On December 3, 2002, the Company's board of directors approved the Company's 2003 Long-Term Incentive Plan to replace the prior plan which had expired, subject to approval of the Company's shareholders at the Company's 2003 annual meeting of shareholders. If approved by the shareholders, the 2003 Long-Term Incentive Plan will authorize the issuance of a maximum of 2 million shares of the Company's common stock.

        In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% in all years; risk free interest rate of 6.5% in 2001, and 7.5% in 2000, respectively; and an expected life of 7 years for all years. Expected volatility was assumed to be 26.9% and 44.6%, in 2001 and 2000, respectively. No options were granted in 2002 and the Company did not change any of the assumptions for previously issued options.

        The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. The Company's 1992 Long-Term Incentive Plan has characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted. Furthermore, 96% of the proforma adjustment is related to options granted in 2001 whose option price was above the then market price and in management's opinion the exercise of which is highly improbable.

        A summary of plan transactions is presented in the table below:

	Weighted Number of Shares	Weighted Average Exercise Price	Average Fair Value
Outstanding at December 31, 1999	640,476	$1.68
Granted	145,000	$23.02	$13.51
Exercised	(284,749)	$2.17
Canceled	(32,153)	$13.28

Outstanding at December 31, 2000	468,575	$11.68
Granted	472,000	$30.01	$4.41
Exercised	(185,601)	$6.45
Canceled	(25,100)	$13.28

Outstanding at December 31, 2001	729,874	$24.54
Exercised	(50,033)	$2.67
Canceled	(200,450)	$20.61

Outstanding at December 31, 2002	479,391	$28.47

        The following table summarizes information about stock options outstanding at December 31, 2002:

Exercise Price	Number Outstanding at 12/31/02	Weighted Average Remaining Life	Number Exercisable at 12/31/02
$3.96	22,969	5 years	22,969
$8.02	24,609	5 years	24,609
$9.05	6,563	6 years	6,563
$13.90	5,250	6 years	5,250
$20.75	10,000	7 years	—
$21.00	5,000	7 years	—
$23.31	5,000	7 years	—
$31.00	200,000	8 years	—
$33.00	200,000	8 years	—

	479,391

12. Related Party Transactions

        PCW was a party to an agreement with H.O. Systems, Inc. under which H.O. Systems provided billing and management information services to PCW, and in respect of which PCW made payments to H.O. Systems during the year ended December 31, 2002 and 2001. During February of 2002, H.O. Systems was sold to an unrelated third party. During the years ended December 31, 2002 and 2001, the Company paid approximately $1.2 and $8.5 million for such services. A director of the Company, and two adult children of the Chairman and CEO of the Company (and trusts for their children) held indirect equity positions in H.O. Systems. Such director and one of such adult children served as officers and directors of H.O. Systems. Such adult child resigned from such positions in November 2001. The Company continued to use the services provided by H.O. Systems through January of 2002.

13. Commitments and Contingencies

        The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

        The Company and its subsidiary currently maintain two office leases. The remaining minimum rental commitment is not material.

        Rental expense, net of sublease income, for operating leases was approximately $4.0 million, $5.7 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Supplemental Cash Flow Information

        The following is supplemental disclosure cash flow information for the years ended December 31, 2002, 2001 and 2000.

	($ in thousands)
	2002	2001	2000
Cash paid for:
Income taxes	$(1,215)	$6,390	$2,031
Interest	54,214	68,469	68,469

15. Equity Investment in Verizon Partnership

        The following table summarizes financial information of Verizon Wireless of the East:

	Year Ended December 31 ($ in thousands)
	2002	2001	2000
Income Statement Data:
Operating Revenues	$208,983	$81,952	$57,678
Operating Expenses	110,849	15,899	14,041
Net Income	84,886	57,138	38,165

	December 31
	2002	2001
Balance Sheet Data:
Current Assets	$17,878	$20,252
Wireless Licenses	1,639,918	—
Other Assets	214,304	26,062
Liabilities	438,315	530
Partners' Capital	1,424,314	38,918

        The Company's portion of total partners' capital, in the amount of $1,123,478 earns a preferred return of 2.9%, which amounted to $12,380 for 2002.

16. Selected Quarterly Financial Data (Unaudited):

	($ in thousands Except Per Share Amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2001(1)
Total revenue	$72,075	$73,692	$73,029	$70,828	$289,674
Net income as restated	2,041	5,987	4,905	311	13,244
Net income as previously reported:	1,466	5,412	4,330	(263)	10,945
Net income per share as restated:
Basic and diluted	0.04	0.11	0.09	0.01	0.24
Net income per share as previously reported:
Basic and diluted	0.03	0.10	0.08	(0.01)	0.20
Year Ended December 31, 2002(1)
Total revenue	$72,407	$72,139	$40,064	$8,340	$192,950
Net income as restated	4,746	5,139	435,194	12,800	457,879
Net income as previously reported:	4,714	4,564	374,234
Net income per share as restated:
Basic	0.09	0.09	7.98	0.24	8.39
Net income per share as previously reported:
Basic	0.09	0.08	6.86
Net income per share:
Diluted as restated	0.09	0.09	7.94	.23	8.34
Net income per share as previously reported:
Diluted	0.09	0.08	6.83

(1)
See Note 10 to Consolidated Financial Statements.

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions Net of Recoveries	Balance at End of Period
For the year ended December 31, 2002:
Allowance for doubtful accounts	$1,196	$2,347	$(3,543)	—
For the year ended December 31, 2001:
Allowance for doubtful accounts	$1,396	$10,741	$(10,941)	$1,196
For the year ended December 31, 2000:
Allowance for doubtful accounts	$2,003	$4,395	$(5,002)	$1,396

SIGNATURES

        Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION
By:	/s/ ROBERT PRICE
Robert Price, Chief Executive Officer

Dated: March 10, 2003

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

	Signature	Title	Date
By:	/s/ ROBERT PRICE Robert Price	Director, Chief Executive Robert Price Officer and Treasurer (Principal Executive Officer)	March 26, 2003
By:	/s/ STUART B. ROSENSTEIN Stuart B. Rosenstein	Director	March 26, 2003
By:	/s/ ROBERT F. ELLSWORTH Robert F. Ellsworth	Director	March 26, 2003
By:	/s/ KIM I. PRESSMAN Kim I. Pressman	Director, Executive Vice President and Chief Financial Officer	March 26, 2003
By:	/s/ JOHN DEARDOURFF John Deardourff	Director	March 26, 2003

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF
PRICE COMMUNICATIONS CORPORATION

I, Robert Price, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Price Communications Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated, March 26, 2003

By:	/s/ ROBERT PRICE Robert Price President

CERTIFICATION OF CHIEF FINANCIAL OFFICER OF
PRICE COMMUNICATIONS CORPORATION

I, Kim I. Pressman, certify that:

  7.
  I have reviewed this annual report on Form 10-k of Price Communications Corporation;

  8.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

  9.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  10.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  . evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  12.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated, March 26, 2003

By:	/s/ KIM I. PRESSMAN Kim I. Pressman Chief Financial Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER OF PRICE
COMMUNICATIONS CORPORATION

        Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer of Price Communications Corporation (the "Company"), hereby certifies, to the best of his or her knowledge and belief, that the Form 10-K of the Company for the year ended December 31, 2002 (the "Periodic Report") accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Price Communications Corporation Registrant

Date: March 26, 2003	/s/ ROBERT PRICE Robert Price Chief Executive Officer

Date: March 26, 2003	/s/ KIM PRESSMAN Kim Pressman Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of New York on December 29, 1992, incorporated by reference to Exhibit 3(a) to Registrant's Form 10-K for the year ended December 31, 1992
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
3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on October 29, 1997
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on January 12, 1998
3.6	Restated By-laws of the Registrant.
3.7	Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of the State of New York on July 26, 1999
10.1	The Registrant's 1992 Long Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Registrant's Form 10-K for the year ended December 31, 1992
10.2	The Registrant's 2003 Long-Term Incentive Plan
10.3
Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to Exhibit 4 to Registrant's Form 8-K filed to report an event on October 6, 1994
10.4
Amendment dated January 12, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by referenced to Exhibit 4 to Registrant's Form 8-K filed to report an event on January 12, 1995
10.5	Amendment dated April 7, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York
10.6	Amendment dated June 19, 1997 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York
10.7
Amendment dated June 11, 1998 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by reference to Registrant's Form 8-K filed to report on event on August 11, 1998
10.8
Transaction Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Registrant's Form 8-K filed on January 4, 2002
10.9
Agreement of Limited Partnership of Verizon Wireless of the East LP among Verizon Wireless of Georgia LLC, Cellco Sub and Price Communications Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002

E-1

10.10
Exchange Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Registrant's Form 8-K filed on January 4, 2002
10.11
Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002
10.12
Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., and Verizon Communications Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002
10.13
Pledge Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership, Verizon Communications, Inc., and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002
10.14.1
Amended and Restated Voting Agreement dated as of December 18, 2001 among Robert Price, Kim Pressman, Cellco Partnership, Verizon Wireless of the East LP and Verizon Wireless, Inc., incorporated by reference to Registrant's Form 8-K filed on January 4, 2002
21.1	Subsidiaries of Registrant
99.0	Verizon Wireless of the East Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000.

E-2

QuickLinks

PART I
PART II
PART III
PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001 ($ in thousands except share data)
PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 ($ in thousands, except per share data)
PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 ($ in thousands)
PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 ($ and share amounts in thousands)
PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2002—AUDITED AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000—RESTATED AND UNAUDITED
SIGNATURES
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF PRICE COMMUNICATIONS CORPORATION
CERTIFICATION OF CHIEF FINANCIAL OFFICER OF PRICE COMMUNICATIONS CORPORATION
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF PRICE COMMUNICATIONS CORPORATION