Form 10-Q
period 2003-03-31
PRICE COMMUNICATIONS CORP
filed 2003-05-15
CIK 355787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                                 ---------------

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

                                 ---------------

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

The number of shares outstanding of the issuer's common stock as of March 31, 2003 was 54,435,551.

================================================================================

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002......   I-1

          Condensed Consolidated Statements of Operations - Three months ended
             March 31, 2003 and 2002 (Restated).............................................   I-2

          Condensed Consolidated Statements of Cash Flows - Three months ended
             March 31, 2003 and 2002 (Restated).............................................   I-3

          Condensed Consolidated Statement of Shareholders' Equity - Three months ended
             March 31, 2003.................................................................   I-4

          Notes to Condensed Consolidated Financial Statements..............................   I-5

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................   I-7

  ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

  ITEM 4  Procedures and Controls

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings.................................................................  II-1

  ITEM 2. Changes in Securities.............................................................  II-1

  ITEM 3. Defaults Upon Senior Securities - None............................................  II-1

  ITEM 4. Submission of Matters to a Vote of Security Holders...............................  II-1

  ITEM 5. Other Information.................................................................  II-1

  ITEM 6. Exhibits and Reports on Form 8-K..................................................  II-1

SIGNATURES..................................................................................  II-2

CERTIFICATIONS

ITEM 1.   FINANCIAL STATEMENTS

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                            MARCH 31,    DECEMBER 31,
                                                              2003           2002
                                                          ------------   ------------
                                                           (UNAUDITED)    (AUDITED)
                         ASSETS

Current assets:
       Cash and cash equivalents                          $     14,116   $     20,733
       Available for sale securities                             6,875          3,128
       Prepaid expenses and other current assets                     -          1,382
                                                          ------------   ------------

                 Total current assets                           20,991         25,243

Restricted cash and securities (principally securities)         76,564         80,938
Investment in limited partnership                            1,131,468      1,123,478
Other assets                                                       412             53
                                                          ------------   ------------
                                                          $  1,229,435   $  1,229,712
                                                          ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Income taxes payable                                      2,046          3,605
       Other current liabilities                                 4,577          3,109
                                                          ------------   ------------

              Total current liabilities                          6,623          6,714

Estimated liability to former minority interest holders         16,000         16,000
Accrued income taxes - long term                                53,165         53,165
Deferred income taxes                                          525,000        525,000
                                                          ------------   ------------

              Total liabilities                                600,788        600,879
                                                          ------------   ------------

Commitments and contingencies

Shareholders' equity                                           628,647        628,833
                                                          ------------   ------------
                                                          $  1,229,435   $  1,229,712
                                                          ============   ============

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                ----------------------------
                                                                    2003            2002
                                                                ------------    ------------
                                                                                 (RESTATED)
Revenue:
      Earnings from partnership                                 $      8,056    $          -
      Service                                                              -          66,815
      Equipment sales and installation                                     -           5,592
                                                                ------------    ------------
             Total revenue                                             8,056          72,407
                                                                ------------    ------------

Operating expenses:
      Engineering, technical and other direct                              -          14,436
      Cost of equipment                                                    -           8,866
      Selling, general and administrative                              2,179          18,238
      Depreciation and amortization                                        -           6,217
                                                                ------------    ------------
             Total operating expenses                                  2,179          47,757
                                                                ------------    ------------

             Operating income                                          5,877          24,650
                                                                ------------    ------------

Other income (expense):
      Interest expense, net                                                -         (16,586)
      Other income, net                                                1,733             338
                                                                ------------    ------------

             Total other expense                                       1,733         (16,248)
                                                                ------------    ------------

             Income before income taxes                                7,610           8,402

Income tax expense                                                     3,054           3,113
                                                                ------------    ------------

             Net income                                                4,556           5,289
                                                                ------------    ------------

Other comprehensive income, net of tax
      Unrealized gain (loss) on available for sale securities         (3,142)            (30)
      Reclassification adjustment                                       (229)              -
                                                                ------------    ------------
Comprehensive income                                            $      1,185    $      5,259
                                                                ============    ============

Per share data:
      Basic earnings per share                                  $       0.08    $       0.10
      Weighted average shares outstanding                         54,502,000      54,753,000
      Diluted earnings per share                                $       0.08    $       0.10
      Weighted average shares outstanding                         54,784,000      55,092,000

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         ------------    ------------
                                                                                          (RESTATED)
Cash flows from operating activities:
      Net income                                                         $      4,556    $      5,289
                                                                         ------------    ------------
      Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                                         -           6,217
              Earnings from partnership                                        (8,056)
              Deferred income taxes                                                 -           1,500
              Gain on available for sale  marketable securities                (1,011)            (77)
              Amortization of deferred finance costs                                -             608
              Decrease in trade and other receivables                               -           1,949
              Decrease in accounts payable and accrued expenses                     -          (1,134)
              Increase in accrued interest payable                                  -           6,836
              Changes in other accounts                                         2,644             737
                                                                         ------------    ------------
                Total adjustments                                              (6,423)         16,636
                                                                         ------------    ------------
                  Net cash provided by (used in) operating activities          (1,867)         21,925
                                                                         ------------    ------------

Cash flows from investing activities:
      Capital expenditures                                                          -          (4,065)
      Proceeds from sale of securities and put and call options                25,040           5,457
      Purchase of securities                                                  (25,641)         (5,970)
      Additional cash in collateral account                                    (2,777)
      Purchase of minority interests                                                -            (108)
                                                                         ------------    ------------
                  Net cash used in investing activities                        (3,378)         (4,686)
                                                                         ------------    ------------

Cash flows from financing activities:
      Purchase and retirement of common stock                                  (1,432)         (4,480)
      Exercise of employee stock options                                           60              30
                                                                         ------------    ------------
                  Net cash used in financing activities                        (1,372)         (4,450)
                                                                         ------------    ------------

                  Net increase (decrease) in cash and cash equivalents         (6,617)         12,789
Cash and cash equivalents at the beginning of period                           20,733         246,447
                                                                         ------------    ------------
Cash and cash equivalents at the end of period                           $     14,116    $    259,236
                                                                         ============    ============

Supplemental disclosure of cash flow information:

      Income taxes paid, net                                             $          -    $      2,774
                                                                         ============    ============

      Interest paid                                                      $          -    $     34,234
                                                                         ============    ============

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                               Common Stock                       Accumulated
                                                 Class A           Additional        other                        Total
                                            -------------------     paid-in      comprehensive    Retained    shareholders'
                                            Shares    Par Value     capital      income/(loss)    earnings       equity
                                            ------    ---------    ----------    -------------    ---------   -------------
Balance at December 31, 2002                54,543    $     546    $  170,475    $       5,308    $ 452,504   $     628,833

Change in unrealized gain (loss) on
      available for sale securities
      net of tax effect                                                                 (3,371)                      (3,371)
Purchase and retirement of treasury stock     (114)          (1)       (1,430)                                       (1,431)
Exercise of stock options                        7            -            60                                            60
Net income                                                                                            4,556           4,556
                                            ------    ---------    ----------    -------------    ---------   -------------
Balance March 31, 2003                      54,436    $     545    $  169,105    $       1,937    $ 457,060   $     628,647
                                            ======    =========    ==========    =============    =========   =============

     See accompanying notes to condensed consolidated financial statements.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Price Communications Corporation and its subsidiaries (the "Company", "Price" or "PCC"). Price Communications Wireless, Inc. ("PCW") is a wholly owned subsidiary of Price Communications Corporation and prior to the consummation of the asset contribution, which occurred on August 15, 2002, was the operating entity for the cellular business engaged in the construction, development management and operation of cellular telephone systems in the southeastern United States. All significant intercompany items and transactions have been eliminated.

     The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company's Form 10-K . In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results for any interim period are not necessarily indicative of the results to be expected for a full year.


     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS- In January 2003, the Financial Accounting Standards Board issued INterpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," ("FIN No. 46"), which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any disclosure related to FIN No. 46, and does not anticipate that the adoption of the consolidation requirement of this interpretation will have a material effect on its results of operations or financial condition.


(2)  CONTRIBUTION OF THE COMPANY'S WIRELESS BUSINESS TO THE VERIZON PARTNERSHIP

     As per an agreement of December 18, 2001, on August 15, 2002 the Company contributed substantially all of the assets and liabilities of PCW to Verizon Wireless of the East (the "Verizon Partnership"). As consideration for such contribution, the Company received a preferred exchangeable interest in the Verizon Partnership initially valued at approximately $1.112 billion. According to the Partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years subsequent to August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum. The Company will receive in cash 50% of its preferred return, with the balance being added to its capital account.

     Under a letter agreement dated August 9, 2002, PCW is a guarantor of $350 million of the Verizon Partnership debt to Verizon Communications. However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company initially deposited $70 million in a separate collateral account to support such guaranty. The Company has the right to withdraw certain sums such as interest and dividends from the account and has the right to withdraw up to $5 million from this account to cover its ordinary operating expenses.

     The preferred exchangeable interest is exchangeable into either Verizon Communications common stock or Verizon Wireless common stock depending on the circumstances. If a public offering of Verizon Wireless occurs, the exchangeable interest can be exchanged at the initial public offering price if Price obtains shareholder approval. On January 29, 2003, however, Verizon Wireless' announced the withdrawal of its registration statement for an intial public offering of common stock, given that company's ongoing strong cash flow and lack of significant funding requirements.

     If Verizon Wireless does not complete such an initial public offering by August 15, 2006 or an initial public offering does occur within the proscribed time frame but such exchange does not occur because of a breach of contract by Verizon Wireless, the preferred exchangeable interest will be manditorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006. The price used for the calculation of the number of shares that would be issued in such an exchange is the trailing 20-day average for Verizon communications common stock but not less than $40, nor more than $74.

                PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company accounts for the Preferred Exchangeable Interest using the equity method of accounting. The initial investment equaled the credit in the capital account on the partnership's financial statement. Thereafter, the Company increases its investment by the amount of income it is entitled to receive based on the availability of profits and the agreed upon preferred rate of return and reduces such investment by any cash distributions to the Company.

(3)  STOCK-BASED COMPENSATION

     In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees"
("APB 25"). As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense is recognized. Had the fair value method of accounting been applied, the proforma net income would be as follows:


                                                                         ($ in thousands)
                                                                   March 31, 2003  March 31, 2002
                                                                   --------------  --------------
     Net income as reported                                              $4,556     $5,289
     Estimated fair value of the period's net option grants, net of
       Forfeitures and taxes                                                  0        170
                                                                         ------     ------
     Proforma net income                                                 $4,556     $5,119
                                                                         ======     ======
     Proforma basic and diluted earnings per share                       $ 0.08     $ 0.09
                                                                         ======     ======

(4)  SHAREHOLDERS' EQUITY

     The Company's Board of Directors had authorized stock repurchase programs of the Company's Common Stock. As a result of the transaction agreement with the Verizon Partnership, the company is precluded from using certain of its funds to repurchase any of its outstanding stock.

(5)  RESTATEMENT RELATED TO REDEEMABLE PREFERRED STOCK

     As a result of an accounting correction of non-cash charges attributable to the conversions of preferred stocks in 1998 and 1999 into the Company's Common Stock and the associated tax effects, the Company has restated financial results for the four year period ended December 31, 2001 and the nine-month period ended September 30, 2002. There was no cumulative effect of such restatement on the Company's financial statements as of December 31, 2002.

(6)  EQUITY INVESTMENT IN VERIZON PARTNERSHIP

     The following table summarizes financial information of the Verizon Partnership ($ in thousands):

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                                2003
                                                                ----
     INCOME STATEMENT DATA:
     Operating revenues                                       $ 90,439
     Operating expenses                                         74,592
     Net income                                                 12,319

                                                    March 31, 2003    December 31, 2002
                                                    --------------    -----------------
     BALANCE SHEET DATA:
     Current assets                                   $    18,831        $    17,878
     Wireless licenses                                  1,639,800          1,639,918
     Other assets                                         230,394            214,304
     Liabilities                                          456,409            438,315
     Partners' capital                                  1,423,705          1,424,314

          The Company's portion of total partners' capital in the amount of $1.126 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.2 million for the three-months ended March 31, 2003. The Verizon Partnership did not acquire the Company's operating subsidiary until August 15, 2002. Accordingly, operating results for the three month period ending March 31, 2002 are not presented herein as any comparison with the current quarter is not meaningful.

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

OVERVIEW

     The Company has been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. ("PCW"), to the Verizon Partnership. Accordingly, the financial information for the three-months ended March 31, 2003 is not comparable to the same period in 2002.

     The Company and Mr. Price (in his capacity as chief executive officer of the Company and in his personal capacity) have been shown a variety of potential acquisitions and opportunities. These include the purchase of a mutual fund management company, banks, cellular properties, independent telephone companies, broadcasting and /or publishing companies and a proposal for the conversion of the Company into a closed-end investment company. Management and the Board of Directors continue to evaluate these and other opportunities.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 (RESTATED)

     REVENUE. As a result of the contribution on August 15, 2002 of the Company's operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the quarter was the earnings on the Company's preferred investment in the Verizon Partnership. Since there were sufficient earnings as indicated in Note 6 in the Notes to Condensed Consolidated financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership.

     OPERATING EXPENSES. The principal expense during the current three-month period was payroll and related expenses. Additional payroll in the form of bonuses and severance payments, were incurred during the quarter. This level of overhead expenditures is not expected to continue during the next two current quarterly periods.

     NET INTEREST EXPENSE, OTHER INCOME, INCOME TAXES AND NET INCOME. Net interest expense decreased by $16.6 million for the quarter ended March 31, 2003 since the previously outstanding debt was assumed by the Verizon Partnership on August 15, 2002 as part of the contribution transaction. Other income increased from $338,000 to $1.7 million principally as a result of an increase in net gains from marketable securities transactions as well as an increase in dividend income from the investments maintained in the collateral account.

     The current period's income tax provision of $2.8 million compared to the income tax provision of $3.1 million in the first quarter of 2002 is a result of lower financial statement taxable income combined with a higher estimated tax rate used to compute the current quarter's provision.

     The net income of $4.6 million for the first quarter of 2003 compared to net income of $5.3 million for the first quarter of 2002 is primarily a function of revenue and operating expenses from the operating subsidiary for the first quarter of 2002 compared with income earned from the Verizon Partnership during the first three months of 2003, expenses of the parent company during the period as well as the elimination of interest expense during the current quarter associated with the outstanding debt that was assumed by the Verizon Partnership on August 15, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As previously discussed, the Company's primary source of revenue is currently its earnings from the Verizon Partnership. Based upon the current results for the Verizon Partnership, there appears to be minimal possibility that the Company will not receive its proportionate share of partnership earnings through August 15, 2006, the last period for which the company is entitled to its preferred interest if a conversion to Verizon common or Verizon Wireless common does not occur before that date. For the period that the Company is entitled to receive a preferred return, 50% of such return will be paid in cash with the balance being added to the Company's capital account. If the Verizon Partnership incurs losses, such losses are first allocated to Cellco Partnership and its affiliates up to an amount equaling their capital account in the Verizon Partnership before being allocated to the Company.

     Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW's outstanding debt. PCW agreed to guarantee the $350 million indebtedness. However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guarantee being enforced is remote. In connection with the guaranty, Price established a $70 million collateral account, which now consists principally of marketable securities. Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and has the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses.

     As of March 31, 2003, the Company has approximately $14.1 million of cash and cash equivalents and $6.9 million in marketable securities. It anticipates receiving approximately $16.0 million during the current year as its 50% distribution from its preferred investment. Based on its current and anticipated cash receipts, the Company believes that it can meet its current cash requirements. There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of March 31, 2003. In addition, the realizability of the Company's investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 per share for an extended period of time. The Company believes its investment in the Verizon Partnership is realizable at its recorded value at March 31, 2003.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             99.1 Certification of the Chief Executive Officer and Chief
                  Financial Officer

        (b)  REPORTS ON FORM 8-K

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PRICE COMMUNICATIONS CORPORATION


Date: May 14, 2003       By:   /s/ Robert Price
                            ------------------------
                         Robert Price
                         Director, President and Treasurer


                         By:   /s/ Kim I. Pressman
                            ------------------------
                         Kim I. Pressman
                         Director, Executive Vice President
                         and Principal Financial Officer

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

Dated, May 14, 2003


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

Dated, May 14, 2003


                                  By: /s/ KIM I. PRESSMAN
                                  -----------------------
                                  Kim I  Pressman
                                  Chief Financial Officer