Form 10-Q
period 2003-06-30
PRICE COMMUNICATIONS CORP
filed 2003-08-14
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

1-8309

PRICE COMMUNICATIONS CORPORATION
(Exact Name of Registrant as specified in its charter)

New York	13-2991700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (212) 757-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share Associated Common Stock Rights Under Rights Plan	New York Stock Exchange Boston Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

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

The number of shares outstanding of the issuer’s common stock as of  June 30, 2003 was 54,209,941.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.         Financial Statements

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$6,697	$20,733
Available for sale securities	11,395	3,128
Prepaid expenses and other current assets	1,396	1,382

Total current assets	19,488	25,243

Restricted cash and securities (principally securities)	86,201	80,938
Investment in limited partnership	1,131,404	1,123,478
Other assets	412	53
	$1,237,505	$1,229,712

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable	—	3,605
Other current liabilities	7,486	3,109

Total current liabilities	7,486	6,714

Accrued income taxes - long term	53,165	53,165
Deferred income taxes	525,000	525,000
Other liabilities	16,000	16,000

Total liabilities	601,652	600,879

Commitments and contingencies

Shareholders’ equity	635,854	628,833
	$1,237,505	$1,229,712

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Revenue:
Earnings from partnership	$8,133	$—	$16,189	$
Service	—	67,932	—	134,747
Equipment sales and installation	—	4,207	—	9,799
Total revenue	8,133	72,139	16,189	144,546

Operating expenses:
Engineering, technical and other direct	—	16,471	—	30,907
Cost of equipment	—	6,729	—	15,595
Selling, general and administrative	1,780	17,607	3,959	36,707
Depreciation and amortization	—	6,473	—	12,690
Total operating expenses	1,780	47,280	3,959	95,899

Operating income	6,353	24,859	12,230	48,647

Other income (expense):
Interest expense, net	—	(16,742)	—	(33,328)
Other income, net	4,170	49	5,903	387
Total other income (expense)	4,170	(16,693)	5,903	(32,941)

Income before income taxes	10,523	8,166	18,133	15,706

Income tax expense	4,209	3,027	7,263	5,821

Net income	6,314	5,139	10,870	9,885

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	4,700	(1,002)	1,558	(1,032)
Reclassification adjustment	(862)	5	(1,091)	—
Comprehensive income	$10,152	$4,142	$11,337	$8,853

Per share data:
Basic earnings per share	$0.12	$0.09	$0.20	$0.18
Weighted average shares outstanding	54,384,000	54,605,000	54,443,000	54,670,000
Diluted earnings per share	$0.12	$0.08	$0.20	$0.17
Weighted average shares outstanding	54,624,000	54,930,000	54,683,000	55,002,000

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended June 30,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net income	$10,870	$9,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	12,690
Earnings from partnership	(16,189)
Deferred income taxes	3,214
Gain on available for sale marketable securities	(4,217)	(332)
Amortization of deferred finance costs	—	1,216
Decrease in trade and other receivables	—	1,632
Decrease in accounts payable and accrued expenses	—	(6)
Increase in accrued interest payable	—	—
Changes in other accounts	(389)	(1,885)
Total adjustments	(20,795)	16,529
Net cash provided by (used in) operating activities	(9,925)	26,414

Cash flows from investing activities:
Capital expenditures	—	(7,598)
Proceeds from sale of securities and put and call options	106,952	6,539
Purchase of securities	(113,254)	(11,752)
Additional cash in collateral account	(1,690)
Distribution of profits from partnership	8,197
Investment in derivatives	—	574
Decrease in other assets	—	86
Purchase of minority interests	—	(2,470)
Net cash provided by (used in) investing activities	205	(14,621)

Cash flows from financing activities:
Purchase and retirement of common stock	(4,376)	(6,385)
Exercise of employee stock options	60	48
Net cash used in financing activities	(4,316)	(6,337)

Net increase (decrease) in cash and cash equivalents	(14,036)	5,456
Cash and cash equivalents at the beginning of period	20,733	246,447
Cash and cash equivalents at the end of period	$6,697	$251,903

Supplemental disclosure of cash flow information:
Income taxes paid, net	$7,277	$61

Interest paid	$—	$34,234

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

($ in thousands)

(Unaudited)

	Common Stock Class A		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total shareholders’ equity
	Shares	Par Value

Balance at December 31, 2002	54,543	$546	$170,475	$5,308	$452,504	$628,833

Change in unrealized gain (loss) on available for sale securities net of tax effect				467		467
Purchase and retirement of treasury stock	(348)	(4)	(4,372)			(4,376)
Exercise of stock options	7	—	60			60
Net income					10,870	10,870

Balance, June 30, 2003	54,202	$542	$166,163	$5,775	$463,374	$635,854

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                                 Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Price Communications Corporation and its subsidiaries (the “Company”, “Price” or “PCC”).  Price Communications Wireless, Inc. (“PCW”) is a wholly owned subsidiary of Price Communications Corporation and prior to the consummation of the asset contribution, which occurred on August 15, 2002, was the operating entity for the cellular business engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  All significant intercompany items and transactions have been eliminated.

The Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K.  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.  All such adjustments are of a normal and recurring nature.  The results for any interim period are not necessarily indicative of the results to be expected for a full year.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS- In January, 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” (“FIN No. 46”), which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any disclosure related to FIN No. 46, and does not anticipate that the adoption of the consolidation requirement of this interpretation will have a material effect on its results of operations or financial condition.

(2)                                 Contribution of the Company’s Wireless Business to the Verizon Partnership

As per an agreement of December 18, 2001, on August 15, 2002 the Company contributed substantially all of the assets and liabilities of PCW to Verizon Wireless of the East (the “Verizon Partnership”).  As consideration for such contribution, the Company received a preferred exchangeable interest in the Verizon Partnership initially valued at approximately $1.112 billion.  According to the Partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years subsequent to August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum.  The Company will receive 50% of its preferred return in cash, with the balance being added to its capital account.

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

The preferred exchangeable interest is exchangeable into either Verizon Communications common stock or Verizon Wireless common stock depending on the circumstances.  If a public offering of Verizon Wireless occurs, the exchangeable interest can be exchanged at the initial public offering price if Price obtains shareholder approval.  On January 29, 2003, however, Verizon Wireless’ announced the withdrawal of its registration statement for an intial public offering of common stock, given that company’s ongoing strong cash flow and lack of significant funding requirements.

If Verizon Wireless does not complete such an initial public offering by August 15, 2006 or an initial public offering does occur within the prescribed time frame but such exchange does not occur because of a breach of contract by Verizon Wireless, the preferred exchangeable interest will be manditorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  The price used for the calculation of the number of shares that would be issued in

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, con'd

(Unaudited)

such an exchange is the trailing 20-day average for Verizon communications common stock but not less than $40, nor more than $74.

The Company accounts for the Preferred Exchangeable Interest using the equity method of accounting.  The initial investment equaled the credit in the capital account on the partnership’s financial statement.  Thereafter, the Company increases its investment by the amount of income it is entitled to receive based on the availability of profits and the agreed upon preferred rate of return and reduces such investment by any cash distributions to the Company.

(3)                                 Stock-Based Compensation

In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123”).  As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value.  Accordingly, no compensation expense is recognized.  Had the fair value method of accounting been applied, the proforma net income would be as follows:

	($ in thousands)
	June 30, 2003	June 30, 2002
Net income as reported	$10,870	$9,855
Estimated fair value of the period’s net option grants, net of forfeitures and taxes	0	339
Proforma net income	10,870	9,516
Proforma basic earnings per share	0.12	0.17
Proforma diluted earnings per share	$0.12	$0.17

(4)                                 Shareholders’ Equity

The Company’s Board of Directors had authorized stock repurchase programs of the Company’s Common Stock.  As a result of the transaction agreement with the Verizon Partnership, the company is precluded from using certain of its funds to repurchase any of its outstanding stock.

(5)                                 Restatement Related To Redeemable Preferred Stock

As a result of an accounting correction of non-cash charges attributable to the conversions of preferred stocks in 1998 and 1999 into the Company’s Common Stock and the associated tax effects, the Company has restated financial results for the four-year period ended December 31, 2001 and the nine-month period ended September 30, 2002.  There was no cumulative effect of such restatement on the Company’s financial statements as of December 31, 2002.

(6)                                 Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership ($ in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Income statement data:
Operating revenues	$102,593	$193,032
Operating expenses	78,785	153,377
Net income	18,645	30,964

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, con'd

(Unaudited)

	June 30, 2003	December 31, 2002
Balance sheet data:
Current assets	$24,917	$17,878
Wireless licenses	1,640,357	1,639,918
Other assets	253,567	214,304
Liabilities	482,188	438,315
Partners’ capital	1,430,581	1,424,314

The Company’s portion of total partners’ capital in the amount of $1.131 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $16.2 million for the six months ended June 30, 2003.  The Verizon Partnership did not acquire the Company’s operating subsidiary until August 15, 2002.  Accordingly, operating results for the three-month and six-month periods ending June 30, 2002 are not presented herein as any comparison with the current quarter is not meaningful.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto.

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

References to the “Company” or “Price” in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

Overview

The Company has been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. (“PCW”), to the Verizon Partnership.  Accordingly, the financial information for the three and six months ended June 30, 2003 is not comparable to the same periods in 2002.

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

Three Months and Six Months Ended June 30, 2003 Compared to Three Months and Six Months Ended June 30, 2002 (Restated)

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the period was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings as indicated in Note 6 in the Notes to Condensed Consolidated financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership.

Operating Expenses.  The principal expense during the current six month period was payroll and related expenses.  Additional payroll in the form of bonuses and severance payments, were incurred during the first three months of the year. Accordingly, operating expenses in the second quarter were approximately $396,000 or 18.2% lower than in the first quarter of 2003.

Net Interest Expense, Other Income, Income Taxes and Net Income.  Net interest expense decreased by $33.3 million for the six months ended June 30, 2003 since the previously outstanding debt was assumed by the Verizon Partnership on August 15, 2002 as part of the contribution transaction.  Other income increased principally as a result of an increase in net gains from marketable securities transactions as well as an increase in dividend income from the investments maintained in the collateral account.

Income tax expense has been provided for 2003 at an effective tax rate of 40% compared to 37% for 2002 as a result of higher expected effective state and local income tax rates.

The net income of $10.9 million for the first six months of 2003 compared to net income of $9.9 million for the first six months of 2002 is primarily a function of revenue and operating expenses from the operating subsidiary for the first six months of 2002 compared with income earned from the Verizon Partnership during the first six months of 2003, expenses of the parent company during the period, as well as the elimination of interest expense during the current periods associated with the outstanding debt that was assumed by the Verizon Partnership on August 15, 2002.

Liquidity and Capital Resources

As previously discussed, the Company’s primary source of revenue is currently its earnings from the Verizon Partnership.  Based upon the current results for the Verizon Partnership, there appears to be minimal possibility that the Company will not receive its proportionate share of partnership earnings through August 15, 2006, the last period for which the company is entitled to its preferred interest if a conversion to Verizon common or Verizon Wireless common does not occur before that date.  For the period that the Company is entitled to receive a preferred return, 50% of such return will be paid in cash with the balance being added to the Company’s capital account.  If the Verizon Partnership incurs losses, such losses are first allocated to Cellco Partnership and its affiliates up to an amount equaling their capital account in the Verizon Partnership before being allocated to the Company.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote.  In connection with the guaranty, Price established a $70 million collateral account (with a market value of $86.2 million as of June 30, 2003), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and has the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses.

As of June 30, 2003, the Company has approximately $6.7 million of cash and cash equivalents and $11.4 million in marketable securities.  It anticipates receiving approximately $16.0 million during the current year as its 50% distribution from its preferred investment, of which approximately $8.2 million was received during the first six months of the year.  Based on its current and anticipated cash receipts, the Company believes that it can meet its current cash requirements.  There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of June 30, 2003.  In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 per share for an extended period of time.  The Company believes its investment in the Verizon Partnership is realizable at its recorded value at June 30, 2003.

Item 4. Procedures and Controls

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2003 (the end of the period covered by this report), pursuant to Exchange Act Rule 13a-15b.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at providing reasonable assurance that such disclosure controls and procedures will meet their objective.  There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls for financial reporting.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities

None.

Item 3.           Defaults Upon Senior Securities

Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)          On April 28, 2003 the Registrant held its annual meeting of shareholders.

(b)         Mr. Robert F. Ellsworth was elected a director at the meeting.  The term as director of Robert Price, John Deardourff, Kim I. Pressman and Stuart B. Rosenstein continued after the meeting.

(c)          Proposal no. 1 at the meeting was a non-binding, advisory vote as to whether in the years ahead the Registrant should be liquidated, and during the period from the vote until liquidation the Registrant should limit its activities to the ownership of its preferred interest in Verizon Wireless of the East LP, or as an alternative to a liquidation strategy the Registrant’s management should currently begin to seek to acquire another business or seek other business opportunities.  19,325,118 votes were cast for beginning to seek to acquire another business, 15,076,188 votes were cast for liquidation and 2,036,484 votes abstained, and there were 8,288,462 broker non-votes.

Proposal no. 2 was the vote for director.  43,804,974 votes were cast for Mr. Ellsworth’s election, and 921,278 votes were withheld.

Proposal no. 3 was approval of a new Long-Term Incentive Plan and the reservation of 2,000,000 shares under the plan.  27,612,889 votes were cast for the proposal, 17,101,259 votes were cast against and 12,104 votes abstained.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1  Certification of the Chief Executive Officer and Chief Financial Officer

(b)         Reports on Form 8-K

1.          Form 8-K dated May 8, 2003, item 4, reporting change in certifying accountants.

2.          Form 8-K dated May 23, 2003, item 4, reporting Deloitte and Touche letter.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

Date: August 14, 2003	By:	/s/ Robert Price
Robert Price
Director, President and Treasurer

	By:	/s/ Kim I. Pressman
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-e) for the registrant and we have:

a.               designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.               disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting: and

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated, August 14, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-e) for the registrant and we have:

a.               designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.               disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting: and

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Dated, August 14, 2003

By: /s/ Kim I. Pressman
Kim I. Pressman
Chief Financial Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER OF PRICE

COMMUNICATIONS CORPORATION

Each of the undersigned, the Chief Executive Officer and the Chief Financial Officer of Price Communications Corporation (the “Company”), hereby certifies, to the best of his or her knowledge and belief, that the Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the “Periodic Report”) accompanying this certification fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (U.S.C. 78m or 78o(d)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company. The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose.

Price Communications Corporation
Registrant

Date: August 14, 2003	/s/ Robert Price
Robert Price
Chief Executive Officer

Date: August 14, 2003	/s/ Kim Pressman
Kim Pressman
Chief Financial Officer