Form 10-Q
period 2003-09-30
PRICE COMMUNICATIONS CORP
filed 2003-11-13
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer’s common stock as of  October 28, 2003 was 54,083,941   .

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.          Financial Statements

PRICE  COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

($ in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$9,953	$20,733
Available for sale securities	10,477	3,128
Prepaid expenses and other current assets		1,382

Total current assets	20,430	25,243

Restricted cash and securities (principally securities)	78,543	80,938
Investment in limited partnership	1,135,446	1,123,478
Other assets	392	53
	$1,234,811	$1,229,712

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable	2,729	3,605
Other current liabilities	4,321	3,109

Total current liabilities	7,050	6,714

Accrued income taxes - long term	53,165	53,165
Deferred income taxes	525,000	525,000
Other liabilities	16,000	16,000

Total liabilities	601,215	600,879

Commitments and contingencies

Shareholders’ equity	633,596	628,833
	$1,234,811	$1,229,712

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Revenue:
Earnings from partnership	$8,132	$4,031	$24,321	$4,031
Service	—	34,197	—	168,944
Equipment sales and installation	—	1,836	—	11,635
Total revenue	8,132	40,064	24,321	184,610

Operating expenses:
Engineering, technical and other direct	—	8,443	—	39,350
Cost of equipment	—	3,453	—	19,048
Selling, general and administrative	675	9,079	4,634	45,785
Accrued settlement of cellular legal matter	1,500		1,500
Depreciation and amortization	—	3,169	—	15,859
Total operating expenses	2,175	24,144	4,634	120,042

Operating income	5,957	15,920	19,687	64,568

Other income (expense):
Interest expense, net	—	(8,597)	—	(41,925)
Gain on contribution of cellular business		659,181		659,181
Other income, net	1,360	(5,813)	7,263	(5,426)

Total other income (expense)	1,360	644,771	5,763	611,830

Income before income taxes	7,317	660,691	25,450	676,398

Income tax expense	2,927	225,497	10,190	231,319

Net income	4,390	435,194	15,260	445,079

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	(5,217)	(3,290)	(3,659)	(3,395)
Reclassification adjustment	(3)	1,055	(1,094)	128
Comprehensive income	$(830)	$432,959	$10,507	$441,812

Per share data:
Basic earnings per share	$0.08	$7.98	$0.28	$8.15
Weighted average shares outstanding	54,138,000	54,531,000	54,340,000	54,623,000
Diluted earnings per share	$0.08	$7.94	$0.28	$8.10
Weighted average shares outstanding	54,378,000	54,774,000	54,580,000	54,929,000

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:		(Restated)
Net income	$15,260	$445,079
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on contribution of cellular business	—	(659,181)
Depreciation and amortization	—	15,859
Earnings from partnership	(24,321)	—
Deferred income taxes	—	241,498
(Gain) loss on available for sale marketable securities and options	(4,553)	3,253
Loss on write-off of investment and other assets	—	3,426
Amortization of deferred finance costs	—	1,520
Decrease in trade and other receivables	—	4,541
Increase (decrease) in income taxes receivable/payable	3,252	(9,234)
Increase in other assets	(340)	—
Decrease in other current liabilities	1,336	(11,227)
Decrease in accrued interest payable	—	(11,421)
Changes in other accounts	24	(37)
Total adjustments	(24,602)	(421,003)
Net cash provided by (used in) operating activities	(9,342)	24,076

Cash flows from investing activities:
Cash transferred to Verizon Wireless of the East	—	(149,000)
Capital expenditures	—	(9,704)
Proceeds from sale of securities and put and call options	127,192	13,309
Purchase of securities and put and call options	(135,550)	(14,758)
Net purchases of securities in collateral account	—	(70,861)
Decrease (increase) in cash in collateral account cash	378	—
Cash transferred to collateral account	—	(165)
Distribution of profits from partnership	12,287	—
Fees and expenses related to Verizon transaction	—	(12,312)
Purchase of minority interests	—	(4,045)
Other	—	86
Net cash provided by (used in) investing activities	4,307	(247,450)

Cash flows from financing activities:
Purchase and retirement of common stock	(5,805)	(7,027)
Exercise of employee stock options	60	159
Net cash used in financing activities	(5,745)	(6,868)

Net increase (decrease) in cash and cash equivalents	(10,780)	(230,242)
Cash and cash equivalents at the beginning of period	20,733	246,447
Cash and cash equivalents at the end of period	$9,953	$16,205

Supplemental disclosure of cash flow information:
Income taxes paid, net	$6,937	$61

Interest paid	$—	$34,234

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

($ in thousands)

(Unaudited)

			Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total shareholders’ equity
	Common Stock Class A
	Shares	Par Value

Balance at December 31, 2002	54,543	$546	$170,475	$5,308	$452,504	$628,833

Change in unrealized gain (loss) on available for sale securities net of tax effect				(4,753)		(4,753)
Purchase and retirement of treasury stock	(458)	(4)	(5,800)			(5,804)
Exercise of stock options	7	—	60			60
Net income					15,260	15,260

Balance, September 30, 2003	54,092	$542	$164,735	$555	$467,764	$633,596

See accompanying notes to condensed consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim Consolidated Financial Statements include the accounts of Price Communications Corporation and its subsidiaries (the “Company”, “Price” or “PCC”).  Price Communications Wireless, Inc. (“PCW”) is a wholly owned subsidiary of Price Communications Corporation and prior to the consummation of the asset contribution, which occurred on August 15, 2002, was the operating entity for the cellular business engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  All significant intercompany items and transactions have been eliminated.

The unaudited interim Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2002.  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.  All such adjustments are of a normal and recurring nature.  The results for any interim period are not necessarily indicative of the results to be expected for a full year.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS- In January, 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” (“FIN No. 46”), which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods not later than the first reporting period ending after December 15, 2003. The Company is currently reviewing the potential impact of FIN 46 on its financial statements and expects any disclosure or consolidation requirements arising from the adoption to be immaterial.

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

The preferred exchangeable interest is exchangeable into either Verizon Communications common stock or Verizon Wireless common stock depending on the circumstances.  If a public offering of Verizon Wireless occurs, the exchangeable interest can be exchanged at the initial public offering price if Price obtains shareholder approval provided that Price must give notice of such exchange within 60 days after the date of such public offering.  On January 29, 2003, however, Verizon Wireless’ announced the withdrawal of its registration statement for an intial public offering of common stock, given that company’s ongoing strong cash flow and lack of significant funding requirements.

If Verizon Wireless does not complete such an initial public offering by August 15, 2006 or an initial public offering does occur within the prescribed time frame but such exchange does not occur because of a breach of contract by Verizon Wireless, the preferred exchangeable interest will be manditorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  The price used for the calculation of the number of shares that would be issued in such an exchange is the trailing 20-day average closing price for Verizon communications common stock but not less than $40, nor more than $74.

The Company accounts for the Preferred Exchangeable Interest using the equity method of accounting.  The initial investment equaled the credit in the capital account on the partnership’s financial statement.  Thereafter, the Company increases its investment by the amount of income it is entitled to receive based on the availability of profits at   the agreed upon preferred rate of return and reduces such investment by any cash distributions to the Company.

(3) Stock-Based Compensation

In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123”).  As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options issued to employees at their intrinsic value.  Accordingly, no compensation expense is recognized.  Had the fair value method of accounting been applied, the proforma net income would be as follows:

	($ in thousands)
	September 30, 2003	September 30, 2002
Net income as reported	$15,260	$445,079
Estimated fair value of the period’s net option grants, net of forfeitures and taxes	0	509
Proforma net income	15,260	445,588
Proforma basic earnings per share	0.28	8.16
Proforma diluted earnings per share	$0.28	$8.11

(4)                                 Shareholders’ Equity

The Company’s Board of Directors had authorized stock repurchase programs of the Company’s Common Stock. During the nine months ended September 30, 2003 the Company repurchased a total of 458,000 shares in the public market for total consideration of $5.8 million pursuant to such authorizations. As a result of the transaction agreement with the Verizon Partnership, the company is precluded from using certain of its funds to repurchase any of its outstanding stock.

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

(6)                     Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership ($ in thousands):

	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2003
Income statement data:
Operating revenues	$114,946	$307,978
Operating expenses	92,138	245,515
Net income	16,971	47,935

	Sept. 30, 2003	December 31, 2002
Balance sheet data:
Current assets	$34,493	$17,878
Wireless licenses	1,640,357	1,639,918
Other assets	271,741	214,304
Liabilities	504,800	438,315
Partners’ capital	1,435,196	1,424,314

The Company’s portion of total partners’ capital in the amount of $1.135 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $24.3 million for the nine months ended September 30, 2003.  The Verizon Partnership did not acquire the Company’s operating subsidiary until August 15, 2002.  Accordingly, operating results for the three and nine month period ending September 30, 2002 are not presented herein as any comparison with the current year periods is not meaningful.

(7)         Accrued Settlement of Cellular Legal Matter

During the quarter ended September 30, 2003 the Company accrued $1.5 million for a potential settlement of a lawsuit related to the Company’s ownership of cellular properties, which liability was not assumed by the Verizon Partnership. This amount has been included in other liabilities on the balance sheet. The Company expects to pay this settlement early in 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies and Estimates

                Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.  The following is a summary of our critical significant accounting policies and estimates:

Financial Instruments

                Substantially all of the Company's investment securities were marketable equity securities classified as "Available-for-Sale Securities".  In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities.  Realized gains and losses are accounted for principally by specific identification.  Unrealized holding gains and losses for available-for-sale securities as well as securities maintained in the collateral account are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

Investment in Limited Partnership

                The Company accounts for the Preferred Exchangeable Interest using the equity method of accounting.  The initial investment equaled the credit in the capital account on the Partnership's financial statement.  Thereafter, the Company increases its investment by the amount of income it will be entitled to based on the availability of profits at the agreed upon preferred rate of return and reduces such investment by any cash distribution to the Company.

Overview

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

The Company has been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. (“PCW”), to the Verizon Partnership.  Accordingly, the financial information for the three and nine months ended September 30, 2003 is not comparable to the same periods in 2002.

The Company and Mr. Price (in his capacity as chief executive officer of the Company and in his personal capacity) have been shown a variety of potential acquisitions and opportunities. These include the purchase of a mutual fund management company, banks, cellular properties, independent telephone companies, broadcasting and/or publishing companies and a proposal for the conversion of the Company into a closed-end investment company. Management and the Board of Directors continue to evaluate these and other opportunities.

Three Months and Nine Months Ended September 30, 2003 Compared to Three Months and Nine Months Ended September 30, 2002 (Restated)

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

Operating Expenses.  The principal expense during the three and nine month period of 2003 was payroll and related expenses.  Additional payroll in the form of bonuses and severance payments, were incurred during the first six months of the year.  Operating expenses in the third quarter were approximately $675,000 and were approximately $4,634,000 for the nine months ended September 30, 2003. General and administrative expenses were substantially lower in the third quarter than in the first half of the year, primarily due to the lack of  bonus and severance payments as stated. In the third quarter, the Company accrued $1.5 million for a potential settlement on a lawsuit related to the Company’s ownership of cellular properties. This liability was not assumed by the Verizon Partnership.

Net Interest Expense, Other Income, Income Taxes and Net Income.  Net interest expense decreased by $41.9 million for the nine months ended September 30, 2003 since the previously outstanding debt was assumed by the Verizon Partnership on August 15, 2002 as part of the contribution transaction.  Other income decreased principally as a result of a decrease in net gains from marketable securities transactions on the investments maintained in the collateral account.

Income tax expense has been provided for the first nine months of   2003 at an effective rate of 40% compared to 34% for 2002 as a result of higher expected effective state and local income tax rates related to the Verizon partnership.

The net income of $15.3 million for the nine months of 2003 compared to net income of $445.1 million for the first nine months of 2002 is primarily a function of revenue and operating expenses from the operating subsidiary and the gain related to the contribution of the Company’s cellular business for 2002 compared with income earned from the Verizon Partnership during the first nine months of 2003, expenses of the parent company during the period, as well as the elimination of interest expense during the current periods associated with the outstanding debt that was assumed by the Verizon Partnership on August 15, 2002.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote.  In connection with the guaranty, Price established a $70 million collateral account (with a market value of $79.4 million as of September 30, 2003), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and has the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses.

As of September 30, 2003, the Company has approximately $10.0 million of cash and cash equivalents and $10.5 million in marketable securities.  It anticipates receiving approximately $16.0 million during the current year as its 50% distribution from its preferred investment, of which approximately $12.3 million was received during the first nine months of the year.  Based on its current and anticipated cash receipts, the Company believes that it can meet its current cash requirements.  There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of September 30, 2003.  In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 per share for an extended period of time.  The Company believes its investment in the Verizon Partnership is realizable at its recorded value at September 30, 2003.

Item 4. Procedures and Controls

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of September 30,2003 (the end of the period covered by this report), pursuant to Exchange Act Rule 13a-15b.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at providing reasonable assurance that such disclosure controls and procedures will meet their objective.  There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls for financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of the Chief Executive Officer

31.2 Certification of the Chief Financial Officer

32 Certification of the Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

Form 8-K Dated August 18, 2003 reporting earnings for the period ended June 30, 2003

II-1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

Date: November 12, 2003	By:	/s/ Robert Price
Robert Price
Director, President and Treasurer

	By:	/s/ Kim I. Pressman
Kim I. Pressman
Director, Executive Vice President and Principal Financial Officer

II-2