Form 10-KT
period 2003-12-31
PRICE COMMUNICATIONS CORP
filed 2004-03-15
CIK 355787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0058 Expires: March 31, 2006 Estimatted average burden hours per response........2.50

FORM 12b-25
NOTIFICATION OF LATE FILING	SEC FILE NUMBER
CUSIP NUMBER

(Check one):	☒ Form 10-K	☐ Form 20-F	☐ Form 11-K	☐ Form 10-Q	☐ Form N-SAR	☐ Form N-CSR

For Period Ended:

☐ Transition Report on Form 10-K
☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K
☐ Transition Report on Form 10-Q
☐ Transition Report on Form N-SAR
For the Transition Period Ended:

Read Instruction (on back page) Before Preparing Form. Please Print or Type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

Price Communications Corporation
Full Name of Registrant

Former Name if Applicable

45 Rockefeller Plaza
Address of Principal Executive Office (Street and Number)

New York, New York 10020
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense
☒	(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III — NARRATIVE

As a result of the inability of the Registrant’s predecessor accountants to complete their internal review process by the filing date, the Registrant was unable to include in its annual report on Form 10-K for the year ended December 31, 2003 as filed on March 15, 2004 such predecessor accountants’ audit report for the year ended December 31, 2002.  In addition, as a result of the inability of Verizon Wireless of the East L.P. to complete its financial statements by the filing date, the Registrant was unable to include in such Form 10-K a complete set of such financial statements.  As a result of the foregoing the Registrant’s current accountant’s were unable to supply their audit report for the year ended December 31, 2003 on a timely basis.

(Attach extra Sheets if Needed)

SEC 1344 (07-03)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

	(Name)	(Area Code)	(Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

☐ Yes			☐ No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

☐ Yes			☐ No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date	By

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION
Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).

GENERAL INSTRUCTIONS

1.	This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2.

One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3.	A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4.	Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5.

Electronic Filers: This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit reports within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (§232.201 or §232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (§232.13(b) of this chapter).