Form 10-K
period 2003-12-31
PRICE COMMUNICATIONS CORP
filed 2004-03-15
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003 or

Commission file number 1-8309.

Price Communications Corporation

(Exact name of registrant as specified in its charter)

New York	13-2991700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

45 Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (212) 757-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange Boston Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  ☒ Yes  ☐ No

AGGREGATE MARKET VALUE OF THE VOTING STOCK
HELD BY NONAFFILIATES OF THE COMPANY

Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange (“NYSE”) on March 9, 2004  ($15.47 as reported in the Wall Street Journal): approximately $593.0 million.

The number of shares outstanding of the Company’s common stock as of March 9, 2004 was 53,889,541.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement filed by the registrant in connection with the registrant’s 2004 Annual Meeting of Shareholders.

PART I

Item 1.  Business

General

Unless otherwise indicated, all references herein to “Price” and “PCC” refer to Price Communications Corporation and all references herein to the “Company” refer to PCC and its subsidiaries.  PCC was organized in New York in 1979 and began active operations in 1981.  Its principal executive offices are located at 45 Rockefeller Plaza, New York, New York 10020, and its telephone number is (212) 757-5600.  See “Certain Terms” for definitions of certain terms used herein.

Prior to August 15, 2002, Price Communications Corporation was engaged, through its wholly-owned subsidiary Price Communications Wireless, Inc. (“PCW”), in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  The Company provided cellular telephone service to subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas (“MSA”) and eight Rural Service Areas (“RSA”), with an aggregate estimated population of 3.4 million.

Contribution of the Company’s Wireless Business to the “Verizon Partnership”

On December 18, 2001, the Company agreed to contribute (“the asset contribution”) substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (“the Verizon Partnership”), a limited partnership controlled by Cellco Partnership (doing business as “Verizon Wireless”), in exchange for a preferred limited partnership interest (the “Preferred Exchangeable Interest”) in the Verizon Partnership.  The transaction was consummated on August 15, 2002.  As a result of the asset contribution, the Company currently has no operating assets.  PCC’s shares remain listed on the New York Stock Exchange, the Pacific Stock Exchange, the Boston Stock Exchange and the Chicago Stock Exchange. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business   After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account approximated $1.112 billion.  Pursuant to the Verizon Partnership agreement, PCW is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum.  Any losses incurred by the Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account in the Verizon Partnership before being allocated to PCW.  The Company will receive 50% of its preferred return in cash with the balance being added to its capital account.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes.  PCW guaranteed such indebtedness.  However, PCW is not obligated to make payment under such guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guaranty being enforced is remote.  Price has guaranteed PCW’s obligation under the guaranty, and upon closing of the transaction deposited $70 million ($85.3 million as of December 31, 2003) in cash and other property into a collateral account to secure the guaranty.  Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends, interest, and earnings on investments from the account, and has the right, in addition, to withdraw up to $5 million in the aggregate from the account to cover its ordinary operating expenses.  Price and Verizon Communications further agreed that Price would retain its cash existing at the closing of the asset contribution for the purpose of making such investments as Price deems appropriate.

The Preferred Exchangeable Interest is exchangeable for common stock of either Verizon Wireless Inc. (if a qualifying initial public offering of Verizon Wireless occurs by August 15, 2006) or Verizon Communications Inc. (if, in general, such an offering does not occur).  At the time PCC negotiated the transaction with Verizon, PCC’s board of directors and management thought it possible that a qualifying initial public offering of Verizon Wireless would occur and that, consequently, PCC could probably receive Verizon Wireless common stock.  On January 29, 2003, however, Verizon Wireless announced the withdrawal of its registration statement for an initial public offering of its common stock, given Verizon Wireless’ ongoing strong cash flow and lack of significant funding requirements.  Moreover, since PCC entered into its transaction with Verizon, PCC has received no other indications as to if or when a Verizon Wireless public offering might occur.  As a result, PCC does not believe that such an offering will take place in the foreseeable future.  PCC consequently expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications in approximately August 2006.  If this happens, the number of shares of Verizon Communications common stock issued to PCC would equal the amount of PCW’s capital account in the Verizon Partnership divided by the 20-day average closing price of the Verizon Communications common stock, but such price may not be less than $40 nor more than $74.  If PCC receives Verizon Communications shares in August 2006, the Verizon Communications shares would, under the terms of PCC’s lockup agreements with Verizon, become eligible for distribution to PCC’s shareholders in approximately August 2007.  Since PCC expects to receive Verizon Communications stock in approximately August 2006, the discussion under “Business-General-Contribution of the Company’s Wireless Business to Verizon Partnership” does not address other possibilities.  Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” and Note 2 to the Company’s Consolidated Financial Statements for further discussion of the exchange of the Preferred Exchangeable Interest for shares of Verizon Wireless Inc. or Verizon Communications Inc. common stock.

Under PCC’s proxy statement for its 2003 annual meeting of shareholders, PCC conducted a non-binding, advisory vote of its shareholders permitting shareholders to express their views as to whether the Company should follow a liquidation strategy with a view toward the liquidation of the Company in the years ahead, or as an alternative to a liquidation strategy, the Company’s management should seek to acquire another business that meets the economic and fiduciary requirements of the board of directors.  A majority of the votes cast in this non-binding, advisory vote favored seeking to acquire another business.  The Company’s proxy statement for this meeting noted that there could be no assurance that the Company would identify or succeed in acquiring a business that met its economic and fiduciary requirements, and stated that since this was only a non-binding, advisory vote for the purpose of providing guidance to the board of directors and management, the outcome of the advisory vote would be only one factor considered by the board of directors and management in determining their views regarding the proper future course to be followed by the Company.  The proxy statement further noted that regardless of the outcome of the vote, the board of directors and management would have the right, consistent with their fiduciary duties and exercise of their business judgment, to recommend to the shareholders that the Company be liquidated (subject to the requisite vote of at least 66 2/3% of the Company’s outstanding shares at a future meeting of shareholders), to seek other potential business opportunities, or to follow another course of action with respect to the Company’s future.

The Company and Mr. Price (in his capacity as chief executive officer of the Company and in his personal capacity) have reviewed a number of potential acquisitions and opportunities.  These include the purchase of a mutual fund management company, banks, cellular properties, independent telephone companies, broadcasting and or/ publishing companies and a proposal for the conversion of the Company into a closed-end investment company.  To date, the Company has not identified a business that it believes, in light of the price being asked for such business and other considerations deemed by the board of directors and management to be relevant, would be in the best interests of the Company to acquire, and there can be no assurance that the Company will identify or succeed in acquiring a business that meets its economic and fiduciary requirements.

Under New York State law, the affirmative vote of the holders of at least 66 2/3% of PCC’s outstanding shares will be required at a future shareholders’ meeting to approve a liquidation of the Company.  In recent votes of PCC’s shareholders between 6% and 19% of PCC’s shareholders have failed to vote (if such failure to vote occurs at such a future meeting of PCC’s shareholders it will be more difficult to reach the 66 2/3% affirmative vote required to approve liquidation.) The board of directors consequently believes that it may be difficult at any future shareholders meeting to obtain the necessary votes to approve liquidation.

The initial investment in the Verizon Partnership, represented by the Preferred Exchangeable Interest, was recorded on the Company’s balance sheet in an amount equal to the credit balance in the Company’s capital account on the Verizon Partnership’s financial statements. Thereafter, the Company has increased its investment by the amount of income it is entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

Business of The Verizon Partnership

The business of the Verizon Partnership consists of the ownership and operation of all of the assets contributed by PCW and Cellco Partnership, and its subsidiaries to the Verizon Partnership.  PCW has contributed substantially all of its assets and approximately $149 million in cash, and Cellco Partnership and its subsidiaries have contributed an aggregate 85% partnership interest in Orange County-Poughkeepsie Limited Partnership (including the general partner interest and its associated management rights), certain FCC licenses, a $500 million promissory demand note receivable and approximately $250 million in cash.

The operations of the Verizon Partnership are closely integrated with Cellco Partnership’s other wireless telecommunications assets.  Cellco Partnership provides or arranges for the provision of certain services to the Verizon Partnership in connection with its business.  These services may include: (i) administrative, accounting, billing, credit, collection, insurance, legal, purchasing, clerical and such other general services as may be necessary to administer the Verizon Partnership: (ii) design, engineering, optimization, implementation, surveillance, maintenance, repair and such other technical services as may be necessary to operate the Verizon Partnership’s wireless network: and (iii) assistance in the preparation of filings with regulatory authorities and in the negotiation of transactions with respect to the FCC licenses owned by the Verizon Partnership.

The Company’s Contributed Assets

As of August 15, 2002, the date of the contribution, PCW provided cellular telecommunications service in Alabama, Florida, Georgia and South Carolina in a total of 16 licensed service areas, composed of eight MSAs and eight RSAs, with an aggregate population of approximately 3.4 million.  The Company sold its cellular telecommunications service as well as a full line of cellular products and accessories principally through its network of retail stores.  The Verizon Partnership has converted these markets to the “Verizon Wireless” brand name.

Seven MSAs, Montgomery and Dothan, Alabama and Macon, Columbus, Albany, Augusta and Savannah, Georgia, make up the core of the Georgia/Alabama cluster.  Additional cellular service areas in this region include the Georgia-9 RSA, Alabama-8 RSA, Georgia-7 RSA, Georgia-8 RSA, Georgia-10 RSA, Georgia-12 RSA, Georgia-13 RSA and the Georgia-6 RSA.  The Augusta, Georgia MSA includes Aiken County in South Carolina.  In the aggregate, these markets cover a contiguous service area of approximately 38,000 square miles that includes Montgomery, the state capital of Alabama, prominent resort destinations in Jekyll Island, St. Simons Island and Sea Island, Georgia, and over 710 miles of interstate highway, including most of 1-95 from Savannah, Georgia to Jacksonville, Florida.  Substantial roaming revenue is earned from cellular telephone subscribers from other systems traveling in these markets from nearby population centers such as Atlanta and Birmingham, as well as from vacation and business traffic in the southeastern United States.  Due in part to the favorable labor environment, moderate weather and relatively low cost of land, there has been an influx of new manufacturing plants in this market.

The Verizon Partnership also owns the non-wireline cellular license for the Panama City, Florida market.  Substantial roaming revenue is earned in this market from subscribers from other systems who visit Panama City, a popular spring and summer vacation destination.

Cellco Contributed Assets

Orange County-Poughkeepsie Limited Partnership

The Orange County-Poughkeepsie Limited Partnership (“OCP”) operates as a wholesale provider of wireless services in the Orange County, NY MSA and the Poughkeepsie, NY MSA.  As a wholesale provider, OCP owns and operates a cellular telecommunications network and sells lines of service to reseller companies who in turn sell to individual subscribers.  The OCP cellular system became operational in 1987.

OCP is owned 85% by NYNEX Mobile Limited Partnership 2 (which is beneficially owned 100% by Cellco Partnership) and 7.5% by each of Taconic Telephone Corporation and Warwick Valley Telephone Company.  Cellco Partnership presently acts as the general partner, which makes all decisions and is empowered to do or cause to be done all acts necessary for the operation of OCP and also as a limited partner.

OCP operates using two wireline cellular licenses on the 800 MHZ frequency band.  The licenses cover the two MSA markets stated above.  Orange County has a population of over 341,000, a population density of approximately 414 persons per square mile and a median household annual income over $40,000.  Poughkeepsie has a population of over 280,000, a population density of approximately 348 persons per square mile and a median household annual income over $40,000.

OCP operates on the CDMA digital standard.  As a wholesale provider, OCP does not have its own retail subscribers but instead sells lines of service to reseller companies.   The main reseller is Cellco Partnership, which contracts for lines and is responsible for most of OCP’s service revenue.  Because OCP operates on a wholesale basis only, it does not operate any retail stores directly or contract with any agents for the retail distribution of cellular service or wireless communication devices.

All services and network operations are performed on behalf of OCP by employees of Cellco Partnership managed through the Cellco Partnership regional and area operations groups.  OCP does not have any employees.

The partners make capital contributions, share in the operating results and receive distributions from OCP in accordance with their respective ownership percentages.

FCC Licenses

Cellco Partnership contributed to Verizon Wireless of the East the FCC licenses which provide broadband PCS wireless communications services within the Macon, Georgia BTA, and all of Cellco Partnership’s rights, title and interest in the FCC license which provides broadband wireless communications service within a portion of the Atlanta, Georgia BTA.  These licenses authorize operation on the 10MHz E block spectrum constituting the 1885-1890 MHz and 1965-1970 MHz frequency bands.

Integration with the “Verizon Wireless” Business

Cellco Partnership (doing business as “Verizon Wireless”) is the leading wireless communications provider in the United States in terms of the number of subscribers, revenues and operating cash flow and offers wireless voice and data services across the most extensive wireless network in the United States.

Their four strategic objectives are to: (1) expand its revenue base by increasing penetration in existing service areas and encouraging greater usage among its existing customers, (2) provide high-quality customer service to create and maintain customer loyalty, (3) enhance performance by aggressively pursuing opportunities to increase operating efficiencies and (4) expand its regional wireless communications presence by selectively acquiring additional interests in cellular telephone systems (including minority interests).

The operations of the Verizon Partnership are closely integrated with the operations of Cellco Partnership.

The Verizon Partnership’s services are marketed under the “Verizon Wireless” brand name.Cellco Partnership’s studies have found that its brand awareness is over 90% among wireless users and prospective customers.

The Verizon Partnership’s marketing, sales and distribution are coordinated by and integrated with Cellco Partnership’s national marketing campaign.  Cellco Partnership’s marketing efforts are focused on a coordinated program of television, print, radio, outdoor signage, internet and point of sale media promotions.  Cellco Partnership coordinates marketing efforts throughout its service area, which includes the Verizon Partnership’s service area, to ensure that its marketing message is uniformly presented across all of its markets.  In particular, the Verizon Partnership has adopted the Cellco Partnership pricing plans, including its national America’s Choice plans, which appeal to nationwide travelers, its Corporate America’s Choice national plans, for large corporate customers, and prepaid plans that appeal to new users and various other business and consumer segments. The Verizon Partnership’s sales strategy is consistent with that of Cellco Partnership’s sales strategy-to use a mix of direct, indirect and resale distribution channels in order to increase customer growth while reducing customer acquisition costs.

The Verizon Partnership’s customer care is integrated with and coordinated by Cellco Partnership.  Customer care, retention and satisfaction are essential elements of the Verizon Partnership’s and Cellco Partnership’s strategies.  Through Cellco Partnership’s customer care network, the Verizon Partnership will offer customer care twenty-four hours a day/ seven days a week.

The systems contributed by the Company have been converted from time division multiple access, or TDMA, to code division multiple access or CDMA.  The network contributed by PCW used a wireless transmission standard known as TDMA.  Cellco Partnership’s digital network uses a wireless digital transmission standard known as CDMA.  These two digital technologies are not compatible.  Accordingly, the Verizon Partnership converted the Company’s contributed TDMA network and handsets used by the Company’s subscribers to CDMA.  Pursuant to the terms of the limited partnership agreement (1) all losses realized upon the sale, disposition or write-off of any assets in connection with the conversion and (2) all costs of purchasing handsets provided to then existing customers in connection with the conversion will be specifically allocated to the capital accounts of the subsidiaries of Cellco Partnership which are partners of the Verizon Partnership and such costs will not effect the computation of the preferred participation of PCW.  The foregoing two categories do not include all of the costs to be incurred as a result of the conversion.

The Verizon Partnership’s information systems are  integrated with and provided by Cellco Partnership. The Verizon Partnership’s information systems include billing, point of sale, provisioning, customer care, data warehouse, and fraud detection and prevention.

Competition

There is substantial competition in the wireless telecommunications industry.  The Verizon Partnership expects competition to intensify as a result of the consolidation of the industry, the entrance of new competitors, the development of new technologies, products and services, the auction of additional spectrum and regulatory changes.  Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which the Verizon Partnership operates.  ALLTEL is the principal competitor in most of the markets contributed by PCW, with Public Service Cellular and or Cingular Wireless competing in six of the contributed markets.  OCP, however, is a wholesale provider of wireless services and thus does not compete directly for individual subscribers.  OCP does compete, however, with the other wireless licensees in its service areas for resellers.  In addition, the impact of such competition on OCP’s resellers affects their use of OCP’s wireless services.  OCP’s principal competitor in the wholesale wireless business is American Cellular, a joint venture between Dobson Communications and AT&T Wireless.

Brand recognition. The Verizon Partnership’s retail wireless services in the Company’s former markets are marketed under the “Verizon Wireless” brand, which has developed strong brand recognition.  In these markets, there are other brands that are well established.

Network coverage.  In recent years, competition in the wireless industry has led to lower prices and to the popularity of pricing plans that do not charge for roaming.  As a result, the ability to offer national coverage through one’s own network is important.  The ability to provide service over a single network also offers other advantages, including the ability to ensure uniform performance and the availability of features throughout the country, as many features are not fully available through roaming partners.  Through the integration of the Verizon Partnership’s network with Cellco Partnership’s network, the Verizon Partnership believes that it will realize the benefits of Cellco Partnership’s network.  None of the competitors of the Verizon Partnership have as extensive a network in the former Company’s markets as Cellco Partnership does, and most have build-out needs, although some have affiliate relationships with other wireless providers.

Digital service. Digital service offers benefits to the customer and also permits a network to have greater capacity.  Neither the Verizon Partnership’s nor Cellco Partnership’s network is fully digital yet, while some competitors in the Company’s former markets have fully digital networks.  In addition, those competitors with fully digital networks generally achieve higher revenue per subscriber.

Technology. CDMA, global system for mobile communications (“GSM”), and TDMA each have their respective strengths and weaknesses.  The Verizon Partnership believes that CDMA digital technology provides approximately eight times greater capacity than that of analog technology.  CDMA has proven in the marketplace that it can provide significant operating and cost efficiencies.  CDMA is also currently used by several other wireless providers in the United States, providing additional potential CDMA roaming partners, and ensuring continued support and development of CDMA handsets and network equipment by manufacturers.  While the Verizon Partnership believes that CDMA has competitive advantages, proponents of GSM and TDMA believe that those systems provide different advantages.  AT&T Wireless and Cingular Wireless, two of the leading wireless providers in the United States, use TDMA while GSM is used throughout Europe, although Voice Stream Wireless Corporation is the only major wireless provider in the United States that exclusively uses GSM.  AT&T Wireless and Cingular Wireless have announced an intention to add a GSM-overlay to its network, which will increase the use in the United States.

Capital Resources. In order to expand and build-out networks and introduce next generation services, wireless providers require significant capital resources.  While the Verizon Partnership’s indirect majority owner, Cellco Partnership, is well capitalized and has more operating cash flow than any other wireless provider, Cellco Partnership has no obligation to fund the Verizon Partnership’s capital needs.

The Verizon Partnership’s ability to anticipate and respond to various competitive factors will depend in part on its marketing efforts and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services and technologies, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.

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

Intellectual Property

Verizon Communications owns the trademarks issued for “Verizon” and “Verizon Wireless” and some service offerings, such as “SingleRate,” that the Verizon Partnership intends to use.  Verizon Communications has licensed these and other marks to Cellco Partnership on a non-exclusive basis until 2 1/2 years after it ceases to own any interest in Cellco Partnership or Cellco Partnership begins to use a different brand name.  Neither Verizon Communications nor Cellco Partnership has any obligation to permit the Verizon Partnership to use these trademarks and could require the Verizon Partnership to discontinue their use at any time.

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

A cellular system operates on one of two 25 MHz frequency blocks, known as the “A” and “B” blocks, in the 850 MHz band that the FCC allocates for cellular radio service.  Cellular systems principally are used for two-way mobile voice applications, although they may be used for data applications and fixed wireless services as well.  Cellular licenses are issued for either Metropolitan Statistical Areas (MSAs) or Rural Service Areas (RSAs), two in each area.  The FCC may prohibit or impose conditions on sales or transfers of licenses.  Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC.  Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing.  The Company also uses common carrier point-to-point microwave facilities to connect its wireless cell sites and to link them to the main switching office.  Where it uses point-to-point microwave facilities, the FCC licensed these facilities separately, and they are subject to regulation as to technical parameters and service.  Microwave licenses must also be renewed every 10 years.  The Verizon Partnership holds geographic service area licenses granted by the FCC which provide personal communications service (“PCS”).  While most of the Verizon Partnership’s competitors hold cellular or PCS licenses, one of its principal competitors, Nextel Communications, provides wireless service on frequencies allocated to the “Specialized Mobile Radio” service.  The Verizon Partnership does not hold specialized mobile radio licenses.

A broadband PCS system operates on one of six frequency blocks in the 1800-1900MHz bands that the FCC allocated for personal communications services.  PCS systems generally are used for two-way voice applications although they may carry data communications and fixed wireless services as well.  For the purpose of awarding PCS licenses, the FCC has divided the country into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas.  The FCC awarded two PCS licenses for each major trading area, known as the “A” and “B” blocks, and four licenses for each basic trading area known as “C”, “D”, “E” and “F” blocks.  The two major trading area licenses authorize the use of 30 MHz of PCS spectrum.  One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each.  The Verizon Partnership holds “E” block 10 MHz PCS licenses for the Macon, GA BTA and for a portion of the Atlanta, GA BTA.

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

Recent Federal Regulatory Developments

The FCC does not specify the rates that the Verizon Partnership may charge for its services nor does it require it to file tariffs for its U.S. wireless operations.  However, the Communications Act states that an entity that provides commercial mobile radio services is a common carrier, and is thus subject to the requirements of the Act that it not charge unjust or unreasonable rates, nor engage in unreasonable discrimination.  The FCC may invoke these provisions to regulate the rates, terms and conditions under which the Verizon Partnership provides service.  In addition, the Act defines a commercial mobile radio service provider as a telecommunications carrier, which makes it subject to a number of other regulatory requirements in its dealings with other carriers and subscribers.  These requirements impose restrictions on the Verizon Partnership’s business and increase its costs.  Among the requirements that affect it are the following:

The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including enhanced 911 services that provide the caller’s communications number, location and other information.  These rules require the Verizon Partnership to make significant investments in its network and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies with no assurance that it can obtain reimbursement for the substantial costs it will incur.

The Telecom Act also provides that all communications carriers providing interstate communications services, including cellular carriers, must contribute to the federal universal service support mechanisms established by the FCC.  The FCC also provided that any cellular carrier is potentially eligible to receive universal service support.  The universal service support fund will support telephone service in high-cost and low-income areas and support access to telecommunications facilities by schools, libraries and rural health care facilities.  Many states are also moving forward to develop state universal service fund programs.  A number of these state funds require contributions, varying greatly from state to state, from cellular carriers such as the Verizon Partnership.  The FCC has been considering whether to change the method for calculating each carrier’s contribution from being revenue-based to connection-based.  The FCC has also initiated a proceeding to determine whether it should spread its universal service support fund contribution requirements to additional classes of telecommunications carriers.  There can be no guarantee that the Verizon Partnership will be able to continue to pass the costs of the fund requirements on to its subscribers in the future.

The FCC has adopted rules regulating the use of telephone numbers by wireless carriers and other providers as part of an effort to achieve more efficient number utilization.  In addition, it adopted rules on communications number portability that will enable customers to keep their communications number when switching to another carrier.  Wireless carriers must participate in state number “pooling” programs and must offer number portability to their customers since November 2003.  These mandates will impose costs on the business, although Verizon Wireless has petitioned the FCC to repeal the number portability mandate.  The FCC has also adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995 and the administration is considering whether to seek to impose “priority access” and/or “emergency alert” notification requirements on carriers that would require the Verizon Partnership, in emergency situations, to make channels available for exclusive use by government and public safety agencies.  These and other regulatory mandates will impose costs on the Verizon Partnership to purchase, install and maintain the software and other equipment needed.

Under reciprocal compensation, a cellular licensee is entitled to collect the same charges for terminating wireline-to-wireless traffic on their system that the Local Exchange Carriers (“LEC”) charge for terminating wireless-to-wireline calls.  Carriers typically negotiate interconnection agreements, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Telecom Act.  Interconnection agreements are subject to modification, expiration or termination in accordance with their terms.  The FCC has begun a proceeding that is reassessing its interconnection compensation rules.

The FCC has adopted rules to govern customer billing by all telecommunications carriers.  It adopted additional detailed billing rules for landline telecommunications service providers and is considering whether to extend these rules to commercial mobile radio service providers, which could add to the expense of the Verizon Partnership’s billing process as systems are modified to conform to any new requirements.

The Communications Act generally preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service.  State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for the use of such rights of way by telecommunications carriers, so long as the compensation required is publicly disclosed by the government.  States may also impose competitively neutral requirements that are necessary for universal service, conserving telephone numbering resources, protecting the public safety and welfare, ensuring continued service quality and safeguarding the rights of consumers.  While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage and the scope of state authority to maintain existing or to adopt new such requirements is unclear, activity by the states has been increasing.  This may result in restrictions on the Verizon Partnership’s business and increase its costs.

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

In January 2003, the FCC provided for the use of ancillary terrestrial components (“ATCs”) by mobile satellite service (“MSS”) providers, while at the same time reallocating 30 MHz of MSS spectrum to emerging wireless services.  The ATC ruling could permit competition to the Verizon Partnership by MSS operators that include a terrestrial component to their MSS service.  However, the FCC imposed a number of conditions that MSS providers must meet prior to employing ATCs.

In conjunction with its ATC ruling, the FCC reallocated 30 MHz of MSS spectrum for fixed and mobile terrestrial services, including third-generation (“3G”) wireless offerings.  Specifically, the Commission reallocated spectrum in the 1990-2000 MHz, 2020-2025 MHz and 2165-2180 MHz bands.  The reallocation of this spectrum may enable wireless operators such as the Verizon Partnership to expand their service footprints with high-speed data technology to support advanced mobile services.  There can be no guarantee that the Verizon Partnership will be able to acquire such 3G spectrum, which will be awarded by auction.

In 2002 and 2003, the FCC adopted orders authorizing the marketing and unlicensed operation of ultra-wideband (“UWB”) devices.  UWB applications include ground penetrating radar, wall-imaging devices and vehicular systems that provide crash detection and collision warning functionality.  While these applications would not compete directly with current wireless service offerings, wireless carriers have raised concerns over potential interference with other wireless services.  The FCC plans to continue testing UWB devices, likely delaying implementation of UWB services until 2004.

Certain Considerations

Any liquidation of the Company is subject to various uncertainties.

Under the Company’s lock up agreement with Verizon, a liquidation of the Company is not permitted until 360 days after the exchange of the Preferred Exchangeable Interest for Verizon stock.  The Company currently expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications in approximately August 2006.  If this happens, a liquidation cannot, in general, occur prior to approximately August 2007.  Under New York State law, the affirmative vote of at least 66 2/3% of Price’s outstanding shares will be required at a future shareholders meeting to approve a liquidation of the Company.  In recent votes of Price’s shareholders between 6% and 19% of Price’s shareholders have failed to vote (with any such failure to vote at such future meeting of shareholders making it more difficult to reach the 66 2/3% affirmative vote required to approve liquidation)., The board of directors consequently believes that it may be difficult at any future shareholders’ meeting to obtain the necessary votes to approve liquidation.

Future activities of Robert Price.

Although Robert Price has informed the Company that he currently plans to remain with the Company if it determines to seek to acquire another business, Mr. Price has stated that it is possible that he will leave the Company and begin another company, including for the purpose of pursuing one of the acquisitions or other business opportunities studied by the Company and Mr. Price

The Company does not currently expect that the Preferred Exchangeable Interest will be exchanged for Verizon Wireless common stock, but rather expects that it will be exchanged for Verizon Communications common stock in approximately August 2006.

The Company’s ability to exchange the Preferred Exchangeable Interest for Verizon Wireless common stock would depend upon the occurrence and timing of an initial public offering of such stock meeting certain size requirements, over which it has no control.  On January 29, 2003, Verizon Wireless announced the withdrawal of its registration statement for an initial public offering of its common stock, given Verizon Wireless’ ongoing strong cash flow and lack of significant funding requirements.  Moreover, since the Company entered into its transaction with Verizon it has received no other indications as to if or when a Verizon Wireless initial public offering might occur.  None of Cellco Partnership, Verizon Wireless Inc., Verizon Communications or any other party to the Verizon transaction has any obligation to cause such public offering to occur.  If a qualifying initial public offering of Verizon Wireless common stock does not occur prior to August 15, 2006, the Preferred Exchangeable Interest will be manditorily exchanged for Verizon Communications common stock.  As a consequence, the

Company expects that the Preferred Exchangeable Interest will be exchanged for Verizon Communications common stock in approximately August 2006.

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

The Company, PCW and the Company’s shareholders may be subject to substantial income tax liability as a result of the asset contribution and the exchange of the Preferred Exchangeable Interest.

Although Proskauer Rose LLP has opined, subject to certain assumptions and conditions, that neither the asset contribution nor the exchange of the Preferred Exchangeable Interest for Verizon common stock should be a taxable transaction to PCC or PCW, there is a risk that the asset contribution or the exchange will be a taxable transaction, which may result, in either case, in PCC or PCW incurring in excess of $500 million of federal, state and local income tax liability.  In addition, in the event the Company is not liquidated within one year following an exchange of the Preferred Exchangeable Interest for shares of Verizon stock, and the Company decides to sell such shares, dispose of them in another taxable disposition or distribute them to its shareholders, the Company would incur substantial tax liability (possibly in excess of $500 million of federal, state and local tax liability), except to the extent that gain recognized by the Company with respect to Verizon shares is offset by tax losses incurred by the Company in connection with an acquired business, including tax losses attributable to depreciation or interest on acquisition indebtedness.  In the event the Company were not liquidated within such one year period, if the Company’s board of directors determined to make a subsequent distribution of the Verizon stock to the Company’s shareholders that was not in liquidation of the Company, the value of the stock distributed would be treated as a dividend to the extent of the Company’s current or accumulated earnings and profits (which would include the gain recognized by the Company on the distribution of the stock), and taxed to the shareholder as ordinary income.  Any amount in excess of earnings and profits would be treated as return of basis, to the extent thereof, and thereafter as capital gain.  Alternatively, if the shareholders approved a subsequent distribution to shareholders in liquidation (which would require a 66 2/3% affirmative vote of the shareholders at a future meeting of shareholders), each shareholder would recognize gain or loss to the extent of the difference between the value of the Verizon stock (and any other company assets) received by the shareholder and the aggregate tax basis of shares in the Company held by the shareholder.

The Company has limited sources of cash, and its funds may be insufficient to meet its obligations.

Until the exchange of the Preferred Exchangeable Interest for Verizon common stock, the Preferred Exchangeable Interest and the investments in the collateral account are expected to be substantially all of the Company’s assets.  For a period of up to four years after August 15, 2002, PCW will receive taxable allocations of any profits from the Verizon Partnership equal to its preferred return (which allocations to the extent not distributed in cash, will increase PCW’s capital account in the Verizon Partnership).  PCW will receive cash distributions equal to 50% of its preferred return.  During the period, the Company expects to have as sources of cash, the cash distributions from the Verizon Partnership prior to the exchange for Verizon stock, income from interest or dividends on investments in the collateral account, up to an aggregate of $5 million which the Company is authorized to withdraw from the collateral accounts to cover its ordinary operating expenses, other cash balances and funds that the Company may be able to borrow.  The Company currently anticipates that its cash and income are sufficient to meet any cash obligations in the future.  There is a remote risk, however, if significant unexpected cash needs arise (such as a demand for payment under the Company’s guaranty to Verizon Communications), that its funds will be insufficient to meet its obligations and if the Company needs to borrow money, to meet such obligations, it may be forced to do so on unfavorable terms.

There are restrictions on the Company’s activities

The Preferred Exchangeable Interest is substantially all of the assets of Price and PCW.  In order to avoid being required to register as an “investment company” under the Investment Company Act, which would (among other things) limit the ability of other registered investment companies to own shares of Price’s common stock, Price and PCW have obtained an order from the SEC exempting them from all provisions of the Investment Company Act.  The order is, however, subject to the following conditions:

• neither Price nor PCW will be or will hold itself out as being engaged in the business of investing, reinvesting or trading in securities;

• PCW will not acquire any “investment securities,” as that term is defined under such Act, except for the partnership interest in the Verizon Partnership and certain cash equivalents;

• Price will not acquire any “investment securities,” unless consistent with the goals of preserving capital, maintaining liquidity or fulfilling the obligations of the collateral agreement; and

• the order will terminate on the earliest of (1) the date on which PCW ceases to own the partnership interest in the Verizon Partnership, (2) the date on which PCW makes an acquisition of assets by reason of which such partnership interest ceases to constitute at least 80% (or is further reduced below 80%) of the total assets of PCW, (3) the date on which Price Communications makes an acquisition of assets by reason of which its interest in PCW ceases to constitute at least 80% (or is further reduced below 80%) of Price’s total assets, and (4) the fourth anniversary of the closing of the asset contribution.

At the time of an exchange of the Preferred Exchangeable Interest for shares of Verizon common stock, such shares may account for a substantial portion of the asset value of Price.  In order to avoid Investment Company Act registration at that time, Price may need to (1) liquidate or (2) be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities.  While registering as an investment company may be considered by the board of directors, as a means of building shareholder value, such registration could limit the Company’s ability to take advantage of potential business opportunities or require changes to the corporate and operational structure of the Company.

The Company has limited management rights with respect to the Verizon Partnership.

Subject to the veto rights granted to the Company under the limited partnership agreement of the Verizon Partnership relating to, among other things, acquisitions and dispositions of assets, engaging in other business activities, incurring indebtedness, capital contributions and distributions, related party transactions and equity issuances, a subsidiary of Cellco Partnership will have the right to manage the Verizon Partnership as its managing general partner.  There are no assurances that such subsidiary will be successful in managing the Verizon Partnership or that such subsidiary’s interests in managing the Verizon Partnership will not conflict with the interests of the Company.

Possible delisting of the Company’s shares.

As a result of the asset contribution transaction with Verizon Wireless, the Company currently has no operating assets.  Under the rules of the New York Stock Exchange, if a listed company’s operating assets are substantially reduced or if the company ceases to be an operating company, the Exchange may in its discretion initiate delisting procedures.  Such procedures typically afford a listed company an opportunity to advise the Exchange of action the company has taken, or plans to take, that would bring it within conformity with continued listing standards within an 18-month period.  The Company believes that a determination to follow a liquidation strategy (with the result that the Company’s activities prior to liquidation would be limited to ownership of its interest in the Verizon Partnership), might increase the risk of delisting by the Exchange, in that such a strategy would preclude the acquisition of an operating business.

Certain Terms

Interests in cellular markets that are licenses by the FCC are commonly measured on the basis of the population of the market served with each person in the market area referred to as a “Pop”.  The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers.  As used herein, unless otherwise indicated, the term “Pops” means the estimate of the 2000 population of an MSA or RSA, as derived from the 2000 U.S. Census.  MSAs and RSAs are also referred to as “markets”.  The term “wireline” license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term “non-wireline” license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier.  The term “System” means an FCC-licensed cellular telephone system.

Employees

At December 31, 2003, the Company had two full-time employees.

Available Information

The Company routinely files reports and other information with the SEC, including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth St.,

N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The Company does not make its filings available on the Internet (except through the SEC’s Internet site) because the Company does not have an Internet website. Paper copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge upon request, by writing to the Company at 45 Rockefeller Plaza, Suite 3200, New York, New York 10020.

Item 2.  Properties

The Company maintains one office, its headquarters in New York City and occupies approximately 5400 square feet.  The monthly lease payments are approximately $27,000 per month beginning January 1, 2004 through December 31, 2007.

Item 3.  Legal Proceedings

The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for Company’s Common Stock and Related Stockholder Matters

(a) Market for Common Stock

PCC is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PR”.  The range of high and low last sale prices for PCC’s Common Stock on the NYSE for each of the quarters of 2003 and 2002 as reported by the NYSE was:

	2004		2003		2002
Quarter	High	Low	High	Low	High	Low
First (through March 9, 2004)	$16.00	$13.78	$15.40	$11.21	$19.34	$17.15
Second			13.46	11.66	17.90	15.75
Third			13.65	12.32	16.29	10.99
Fourth			14.02	12.32	14.80	10.52

PCC’s Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol “PR.P”, on the Chicago Stock Exchange under the ticker symbol “PR.M” and on the Boston Stock Exchange under the ticker symbol “PR.B” and trades in Euros on the Frankfurt and Munich Stock Exchanges.

(b) Holders

On March 9, 2004, there were approximately 300 holders of record of PCC’s Common Stock.  The Company estimates that brokerage firms hold Common Stock in street name for approximately 2300 persons.

(c) Dividends

PCC to date, has paid no cash dividends on its Common Stock.  The Board of Directors will determine future dividend policy based on the Company’s earnings, financial condition, capital requirements and other circumstances.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	457,578	$29.04	2,000,000
Equity Compensation Plans Not Approved by Shareholders	None	None	None

Item 6.  Selected Consolidated Financial Data

The following tables contain certain consolidated financial data with respect to the Company for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

	Consolidated Operating Statement Items Year ended December 31,
	2003	2002(1)		2001		2000		1999
	Audited	Audited		Restated and Unaudited		Restated and Unaudited		Restated and Unaudited

Service revenue	—	$168,935		$271,943		$286,999		$269,236 (2)
Equipment sales and installation	—	11,635		17,731		17,995		15,548
Income from partnership	$32,501	12,380		—		—		—
Revenue	32,501	192,950		289,674		304,994		284,784
Engineering, technical and other direct expenses	—	39,370		58,922		59,807		65,327 (2)
Cost of equipment	—	19,124		33,028		32,685		28,650
Selling, general and administrative expenses	8,243	46,736		74,738		64,984		65,150
Non-cash compensation - Selling, general and administrative	—	—		—		—		47,863
Depreciation and amortization	—	15,859		47,975		46,981		45,157
Other (income) expense:
(Gain) loss on contribution of cellular business	746	(659,181)		—		—		—
Interest, net	2,968	41,585		61,248		59,661		72,892
Other (income) expense, net	(10,097)	427		(7,157)		(7,711)		(12,251)
Total other (income expense)	(6,383)	(617,169)		54,091		51,950		60,641
Minority interest		—		631		1,432		1,664
Cumulative effect on prior year of change in revenue recognition (net of tax expense of $92)	—	—		—		158		—
Income tax expense	9,554	231,151		7,045		16,322		6,732
Net income (loss)	$21,087	$457,879		$13,244		$30,675		$(36,400)
Per share amounts (3):
Basic earnings (loss) per share before cumulative effect of accounting change and extraordinary item	$.39	$8.39		$.24		$.55		$(.79)
Basic earnings (loss) per share	$.39	$8.39		$.24		$.55		$(.79)
Diluted earnings per share before and after cumulative effect of accounting change and extraordinary item	$.39	$8.34		$.24		$.54		$(.79)

Other Data:
Capital expenditures	—	$9,725		$18,620		$27,218		$24,575
Net cash provided by (used in):
Operating activities	$(12,621)	$26,835		$67,745		$63,075		$74,591
Investing activities	5,601	(245,684)		10,381		(44,490)		(30,746)
Financing activities	(7,214)	(6,865)		(12,387)		(32,108)		(57,613)
Ratio of earnings to fixed charges (4)	N/A	16.08	x	1.27	x	1.65	x	(11)

(1)          On August 15, 2002, the Company contributed the operations of PCW to the Verizon Partnership, therefore results for the year ended December 31, 2002 include results for the wireless operations through that date.

(2)          Incollect roaming revenue is excluded from service revenue and is used to reduce engineering, technical and other direct expenses.

(3)          Per share amounts have been retroactively adjusted to reflect 5 for 4 stock splits in May 1999, January 1999, and the 5% stock dividend in August 1999.

(4)          The ratio of earnings to fixed charges for the years 1999 through 2002 is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest.  The ratio of earnings to fixed charges is not meaningful for periods that result in a deficit.

	Consolidated Balance Sheet Items As of December 31,
	2003	2002	2001	2000	1999
Total Current Assets	$20,086	$25,243	$289,392	$254,287	$229,226
Total Assets	1,246,423	1,229,712	1,261,698	1,264,803	1,258,620
Total Current Liabilities	10,270	6,714	56,751	50,672	51,626
Long-Term Debt	—	—	700,000	700,000	700,000
Shareholders’ Equity	641,988	628,833	175,642	172,612	173,190

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes thereto.  References to the “Company” in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

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

Overview

The Company has been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. (“PCW”), to the Verizon Partnership.  Accordingly, the financial information for the year ended December 31, 2003 is not comparable to the year ended December 31, 2002.

The Company remains listed on the New York and other stock exchanges, has no operating assets and approximately $1.140 billion in an illiquid preferred partnership interest in the Verizon Partnership, cash and marketable securities.

Contribution of the Company’s Wireless Business to the Verizon Partnership

On December 18, 2001, the Company agreed to contribute substantially all of the assets of PCW and approximately $149 million in cash to the Verizon Partnership in exchange for a preferred limited partnership interest in the Verizon Partnership.  The transaction was consummated on August 15, 2002.  The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business.  After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account approximated $1.112 billion.  According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum.  The Company will receive in cash 50% of its preferred return, with the balance being added  to its capital account

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes.  PCW guaranteed such indebtedness.  However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guaranty being enforced is remote.  Price has guaranteed PCW’s obligation under the guaranty, and upon the closing of the transaction deposited $70 million (now $85.3 million) in cash and other property into a collateral account to secure the guaranty.  Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends and interest on investments from the account, and has the right, in addition, to withdraw up to $5 million from the account to cover its ordinary operating expenses.  Price and Verizon Communications have further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

If a qualifying initial public offering of Verizon Wireless Inc. common stock (as defined in the transaction agreement) occurs before August 15, 2006 the Company will have an option to (subject to approval of Price’s shareholders) exchange its Preferred Exchangeable Interest for shares of Verizon Wireless common stock.  If this happens, the number of shares the Company would receive would be calculated by dividing the existing balance in the Company’s capital account in the Verizon Partnership by the Verizon Wireless initial public offering price.  If the Company chooses not to exercise such option (including as a result of the failure of the Company’s shareholders to approve such exchange), it will be obligated to exchange its Preferred Exchangeable Interest for Verizon Communications common stock on August 15, 2012 or such earlier date as may be specified by Verizon Communications.  In this latter case, the number of shares the Company will receive will be determined by dividing the amount in the Company’s capital account as of the date of exchange by the greater of the trailing 20 day average closing price of Verizon Communications common stock as of the exchange date or $55.30.

In the event a qualifying initial public offering of Verizon Wireless does not occur prior to August 15, 2006, or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur solely as a result of a breach of agreement by Verizon Wireless, the Preferred Exchangeable Interest will be manditorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  In these circumstances, the number of shares of Verizon Communications common stock issuable to the Company will equal the balance in the Company’s capital account in the Verizon Partnership on August 15, 2006 divided by the trailing 20-day average closing price of Verizon Communications common stock, but such price may not be less than $40 or more than $74.  At December 31, 2003 the closing market price of Verizon Communications common stock was $35.08.  Although this is below the floor price of $40 per share established in the agreement, the Company believes this is a temporary decrease in the value of its investment in the Verizon Partnership.  During 2003, the closing market price of Verizon Communications Common Stock was above $40 numerous times and during the period January 1, 2004 to March 10, 2004 it fluctuated between $35.25 and $39.54.

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

After adjustments for working capital as defined in the asset contribution agreement, the amount of PCW’s initial capital account in the Verizon Partnership approximated $1.112 billion.  Pursuant to the partnership agreement for the Verizon Partnership, PCW is entitled to receive taxable allocations of any profits from the Verizon Partnership in an amount up to its preferred return, which is currently at 2.9% per annum.  Any losses incurred by the Verizon Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account before being allocated to PCW.

The initial investment in the Verizon Partnership, represented by the Preferred Exchangeable Interest, was recorded on the Company’s balance sheet in an amount equal to the credit balance in the Company’s capital account on the Verizon Partnership’s financial statements. Thereafter, the Company has increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced such investment balance by any cash distributed by the Verizon Partnership to the Company.

The board of directors and management have the right, consistent with their fiduciary duties and exercise of their business judgment, to recommend to the shareholders that the Company be liquidated (subject to the requisite vote of at least 66 2/3% of the Company’s outstanding shares at a future meeting of shareholders), to seek other potential business opportunities, or to follow another course of action with respect to the Company’s future.

Under New York State law, the affirmative vote of the holders of at least 66 2/3% of PCC’s outstanding shares will be required at a future shareholders meeting to approve a liquidation of the Company. In recent votes of PCC’s shareholders between 6% and 19% of PCC’s shareholders have failed to vote (with any such failure to vote at such a future meeting of PCC’s shareholders making it more difficult to reach the 66 2/3% affirmative vote required to approve liquidation).  The board of directors consequently believes that it may be difficult at any future shareholders meeting to obtain the necessary votes to approve liquidation.

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

Results of Operations

Year ended December 31, 2003 compared to Year ended December 31, 2002

As previously stated, substantially all of the assets and liabilities of the Company’s operating subsidiary were contributed to the Verizon Partnership on August 15, 2002.  Accordingly, the consolidated statement of operations for the year ended December 31, 2002 include seven and one-half months of operating activity which therefore precludes any comparison of that year’s operations with the year ended December 31, 2003, when the Company did not own an operating business.

During the year ended December 31, 2003, the Company recorded $32.5 million of income from the Verizon partnership whereas during the year ended December 31, 2002 that income was only $12.4 million. Such amounts are not comparable since in 2002, the Company had only five and a half months of income from the partnership since the sale to Verizon occurred on August 15, 2002 as stated above.

The Company had $8.2 million of selling, general and administrative expenses for the year ended December 31, 2003. That expense is comprised mainly of salaries and severance ($2.9 million), legal expenses ($2.1 million) and settlements of two legal matters ($1.9 million) that the Company had related to the cellular business that it sold.

Net Interest Expense, Other Income, Income Taxes and Net Income.  Interest expense decreased to $3.1 million  related to a tax audit, which was completed during the year ended December 31, 2003. Such audit resulted in a net cash cost to the Company of approximately $500,000. The Company’s long-term debt was transferred to the Verizon partnership upon the sale of the cellular business and therefore, there was no interest expense related to such debt during 2003.

The Company had $10.1 million of other income for the year 2003 and that amount was mainly derived from gains on the sale of securities in both the collateral account and the Company’s unrestricted accounts. See Footnote 6 to Consolidated Financial Statements.

The Company recognized $9.6 million of income tax expense for the year ended December 31, 2003, based on pretax income of approximately $31.4 million. Included in the Company’s taxable income was approximately $3.5 million of dividend income that is subject to the dividends received exclusion. There were also $1.3 million in alternative minimum tax credits carried over to 2003 as a result of the tax audit mentioned above.

Net income was $21.1 million for the year ended December 31, 2003 compared to $457.9 million for the year ended December 31, 2002. Net income in 2002 contained a gain of $659.2 million on the sale of the Company’s cellular business and as stated above, the operating results of the Company’s cellular business through August 15, 2002, whereas in 2003 the Company had no operating business and its main source of income was the Verizon partnership.

Year ended December 31, 2002 compared to Year ended December 31, 2001

As more fully described in Note 9 to the Consolidated Financial Statements, during 2002 the Company determined that the accounting for a non-cash item related to the conversion of preferred stock by the Company's Chief Executive Officer and the related accrual of deferred tax benefits in prior years was not correct.  Consequently, the company has restated its previously reported results for the years 1998 to 2001 to remove the effects of the prior accounting for these items, which in 1999 to 2001 included the amortization of deferred compensation and recording a related deferred tax benefit, and instead recorded compensation expense of $20,088 and $47,863 in 1998 and 1999, respectively.  Additionally, the Company eliminated amortization of deferred compensation expense of $1,973 in 1999 and $3,649 in each of 2000 and 2001 and eliminated deferred tax benefits of $730 in 1999 and $1,350 in each of 2000 and 2001.  In the third quarter of 2002, the Company had written off the remaining balance of the deferred compensation of $58,680 and had reversed the previously recorded deferred tax benefits of $3,430 in conjunction with the sale of its cellular business.  In the audited financial statements for the year ended December 31, 2002, these write offs are now eliminated because the deferred compensation charges are now recognized in prior years and the deferred tax benefit should not have been recorded.  Therefore, the net impact on retained earnings of these changes is zero as of December 31, 2002 although the expense is recognized in different years.

In addition, because the Company's prior independent auditors have ceased operations, they are unable to issue reports on the Company's restated financial statements for years ended prior to December 31, 2002.  Consequently the consolidated financial statements for the years ended December 31, 2001 and 2000 have been labeled as restated and unaudited.  The Company has determined that a re-audit of the prior years financial statements is not practicable and consequently has submitted the prior years' statements as unaudited.

As previously stated, substantially all of the assets and liabilities of the Company’s operating subsidiary were contributed to the Verizon Partnership on August 15, 2002.  Accordingly, the consolidated statement of operations for the year ended December 31, 2002 include seven and one-half months of operating activity which therefore precludes any comparison of that year’s operations with the twelve months of operations included in the year ended December 31, 2001.

During the first quarter of 2002, the Company adopted Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”.  Management believes the Company’s cellular licenses qualified as indefinite life intangibles, which were not subject to amortization as of January 1, 2002.  Accordingly, the year ended December 31, 2002 does not include any amortization for cellular licenses, which amounted to $22.8 million for the year ended December 31, 2001, and is included in depreciation and amortization.  In addition, had Financial Accounting Standards No. 142 been adopted on January 1, 2001, net income would have been $27.6 million and basic as well as fully diluted earnings per share would have been $0.48.

Net Interest Expense, Other Income, Income Taxes and Net Income.  Net interest expense decreased by $19.7 million to $41.6 million for the current year from $61.2 million for the year ended December 31, 2001.  The decrease was  primarily a result of the decrease in interest expense on the Company’s long-term debt as a result of the assumption by the Verizon Partnership of the Company’s long-term debt ($700 million) on August 15, 2002.

Effective August 15, 2002, the Company contributed the assets of its operating subsidiary (PCW) and recorded a gain on the transaction.  PCW contributed $149.0 million of cash, its cellular licenses ($832 million net of accumulated amortization) and fixed assets ($126.9 million net of accumulated depreciation) to the new partnership.  The new partnership assumed PCW’s outstanding long-term debt ($700 million) and credited PCW’s capital account for $1.112 billion.  The gain on the transaction was $659.2 million.

Other (income) expense for 2002 amounted to an expense of $427,000 compared with income of $7.2 million for the year ended December 31, 2001 or a net unfavorable change of $7.6 million.  During the year ended December 31, 2001, the Company realized a gain on the disposal of their minority interest in other cellular properties approximating $4.1 million.  During 2002, the Company wrote off sundry investments approximating $3.4 million.  In addition, 2002 includes $760,000 of net investment gains for securities including put and call options, some of which are from the Company’s own stock.  Included in the $760,000 are certain losses not deductible for income tax purposes. The year ended December 31, 2001 resulted in gains on security and put and call transactions approximating $1.8 million some of which are from the Company’s own stock.  Included in the $1.8 million are gains some of which are not taxable for income tax purposes.

As previously stated, the contribution transaction is a non-taxable exchange except that for financial statement purposes there is a provision for deferred taxes of $233.1 million.  The $525 million deferred tax liability on the Company’s balance sheet as of December 31, 2002 is a result of the estimated potential liability for the difference between the tax basis of the assets contributed by the Company and the total consideration received by the Company including the forgiveness of long-term debt.  The deferred provision included in the total tax provision in the statement of operations for the current year is the difference between deferred taxes on the books of the Company prior to the contribution and the $525 million.  In addition, certain expenses netted against the gain on the contribution of the wireless business, are deductible for tax purposes and accordingly reduce taxable income for financial statement purposes.  The total provision was $231.2 million for 2002 compared with a tax provision of $7.0 million for the year ended December 31, 2001.

Net income of $457.9 million for the year ended December 31, 2002 compared with net income of $13.2 million for the year ended December 31, 2001, is a function of the items discussed above including the operating results of the Company’s wireless subsidiary for twelve months in 2001 but only seven and one-half months in 2002.

Liquidity and Capital Resources

As a result of the asset contribution transaction with Verizon, the Company has substantial assets but due to their illiquid nature, limited future sources of revenue.  From the asset contribution transaction (August 15,2002) to the exchange of the Preferred Exchangeable Interest for either the common stock of Verizon Wireless Inc. or Verizon Communications Inc., the Preferred Exchangeable Interest, and the investments in the collateral account described under “Contribution of the Company’s Wireless Business to the Verizon Partnership” above are expected to be substantially all of the Company’s assets.  After the asset contribution for a period of up to four years, PCW’s share of partnership profits (if available) will be determined by multiplying a rate of return (currently approximately 2.9% per annum) by the balance in its capital account.  Of such share of profits (taxable whether or not distributed), PCW is entitled to receive 50% in cash, with the balance being added to its capital account in the Verizon Partnership.  During the year ended December 31, 2003 the Company received $16.4 million in distributions and expects to receive such distributions in the future.

During the period following the asset contribution, the Company retained sufficient cash to meet its requirement under the collateral agreement and as of December 31, 2003 had unencumbered cash and securities equal to approximately $20.7 million to meets its current needs.  Besides the anticipated quarterly cash distributions from the Verizon Partnership, the Company will have potential additional sources of cash from interest and dividends on investments in the collateral account and its other cash.  As part of the collateral agreement, the Company is authorized to withdraw an aggregate of $5 million from the collateral account to cover its ordinary operating expenses.

The Company has provided a reserve for an additional $16.0 million for its previous minority interests, which amount is currently being disputed by such parties.  Of this amount, $2.7 million was allocated to liquidate the minority interest payable balance with the remainder being allocated to the basis of the licenses contributed to the Verizon Partnership.

The Company currently anticipates that its cash and income will be sufficient to meet any cash obligations in the future.  There is a remote risk, however, if significant unexpected cash needs arise (such as a demand for payment under the Company’s guaranty to Verizon Communications), that its funds (including distributions, interest and dividends) will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

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

Financial Instruments.  At December 31, 2003 all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale Securities”.  At December 31, 2002, substantially all of the Company's investment securities were marketable equity securities classified as “Available-for-Sale Securities.” Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).  The Company sells put and call options some of which are in the Company’s own stock.  These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices.  The Company is required to maintain collateral to support options issued.  Therefore, such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets (if unsettled at the balance sheet date), with changes in fair values recorded as part of other (income) expense. As of December 31, 2003, such amount was immaterial.

Revenue Recognition.  Service revenue from cellular operations for prepaid and post paid customers included local subscriber revenue and outcollect roaming revenue.  In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue was recognized when the airtime was utilized and activation revenue was recognized over the estimated life of the subscriber’s contract or the expected term of the customer’s relationship, whichever was longer.  Local subscriber revenue was earned by providing access to the cellular network (“access revenue”) or, as applicable, for usage of the cellular network (“airtime revenue”).  Access revenue was billed one month in advance and was recognized when earned.  Postpaid airtime revenue was recognized when the service was rendered.

Outcollect roaming revenue represented revenue earned for usage of its cellular network by subscribers of other cellular carriers.  Outcollect roaming revenue was recognized when the services were rendered.

Based on discussions with the SEC, the Company revised the classification of incollect roaming revenue for the year ended December 31, 2001 to reflect such revenue as part of revenues from cellular service, rather than as an offset to incollect roaming costs, as the Company has historically done in the past.  Such recommended change by the SEC in classification resulted in an increase in corporate revenue from cellular service and a corresponding increase in engineering, technical and other direct costs of $26.1 million for the years ended December 31, 2001.  Total income, net income and all other financial statements were not affected by this change in classification

Equipment sales and installation revenues were recognized upon delivery to the customer or installation of the equipment.

For financial reporting purposes, the Company reported 100% of revenues and expenses for the markets for which it provided cellular telephone service.  However, in several of its markets, the Company held less than 100% of the equity ownership prior to December 31, 2001.  The minority stockholders’ and partners’ share of income in those markets is reflected in the consolidated financial statements as “minority interest”.

Cost to Add a Subscriber.  The cost to add a subscriber, which consisted principally of the net loss on the sale of equipment, as well as commissions, was recognized at the time the subscriber started to receive cellular service.  Both commissions and the loss on the sale of handsets, which represent a separate earnings process, were expensed in the same month that the subscriber commenced using the Company’s system.

Engineering, Technical and Other Direct.  Engineering, technical and other direct expenses represented certain costs of providing cellular telephone services to customers.  These costs included incollect roaming expense.  Incollect roaming expense was the result of the Company’s subscribers using cellular networks of other cellular carriers.

Acquisitions and Licenses.  The cost of acquired companies was allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition.  Accordingly, the Company did not record any goodwill.  Licenses were amortized on a straight-line basis over a 40-year period.

Subsequent to the acquisition of licenses and other long-lived assets, the Company continually evaluated whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable.  The Company utilized projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses.

Expensing Stock Options.  The Company has always submitted stock option plans for shareholder approval.  In addition, stock options have generally been granted in small amounts, often 1,000 shares or less, to fifty to one hundred employees with management never receiving excessive amounts.  Currently, the principal stock options outstanding are 100,000 shares each to Robert Price and Kim Pressman at $31.00 per share with another 100,000 shares each to Robert Price and Kim Pressman at $33.00 per share. In the opinion of Robert Price, these options are incapable of pricing and it would have harmed shareholders to expense them. Management believes stock options have helped employee performance.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company generally utilized fixed debt to fund its acquisitions.  Management believes that the use of fixed rate debt minimized the Company’s exposure to market conditions and the ensuing increases and decreases that could arise with variable rate financing.  As of December 31, 2003, the Company had no outstanding debt.  The only market risk that the Company is exposed to relates to the Company’s investment securities, whose values fluctuate with the market and have been adjusted to reflect the market values as of December 31, 2003.

In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 for an extended period of time (at the date it becomes convertible into Verizon common stock.) The Company believes its investment in the Verizon Partnership is realizable at its recorded value at December 31, 2003.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 30.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 31, 2002, as a result of the cessation of business of Arthur Andersen LLP, the Company dismissed Arthur Andersen as our principal accountant to audit our financial statements, and effective the same date engaged Deloitte & Touche LLP in place of Arthur Andersen.  On May 5, 2003, we dismissed Deloitte & Touche LLP as our principal accountant to audit our financial statements, and effective the same date engaged BDO Seidman, LLP in place of Deloitte & Touche.  Both the dismissal of Arthur Andersen and the engagement of Deloitte & Touche, and the subsequent dismissal of Deloitte & Touche and the engagement of BDO Seidman, were approved by our board of directors and Audit and Finance Committee.

Neither Arthur Andersen’s report on our financial statements for the year ended December 1, 2001, nor Deloitte & Touche’s report on our financial statements for the year ended December 31, 2002, contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2001 and through July 31, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with Arthur Andersen ‘s reports on the Company’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  The Company was advised that Arthur Andersen is no longer in a position to provide letters relating to its termination as a former audit client’s principal accountant in accordance with Item 304(a)(3) of Regulation S-K, and that Arthur Andersen’s inability to provide such letters has been discussed with the staff at the Securities and Exchange Commission.

Except for the disagreement referred to in a letter from Deloitte & Touche dated May 15, 2003 addressed to the Securities and Exchange Commission, which letter was attached as an exhibit to our company’s Form 8-K dated May 5, 2003 and is attached as Exhibit 16 to this Form 10-K, which disagreement was resolved to the satisfaction of Deloitte & Touche, during the year ended December 31, 2002 and through May 5, 2003, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreements in connection with Deloitte & Touche’s reports on the Company’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Our board of directors and Audit and Finance Committee discussed the subject matter of the disagreement referred to in Exhibit D with Deloitte & Touche and has authorized Deloitte & Touche to respond fully to any inquiries of BDO Seidman concerning the subject matter of the disagreement.

During the year ended December 31, 2001 and through July 31, 2002, the Company did not consult Deloitte &Touche, and during the years ended December 31, 2001 and 2002 and through May 5, 2003, the Company did not consult BDO Seidman, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any of the matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

(a)           The Chief Executive Officer and the Chief Financial Officer of the Company evaluated the effectiveness of the Company's design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2003.

(b)           There have been no changes in the Company’s internal control over financial reporting that occurred in our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

The information called for by Items 10, 11, 12 , 13 and 14 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 2004 Meeting of Shareholders.

Item		Incorporated from
Item 10.	Directors and Executive Officers of the Company	“Directors and Executive Officers” and “Section 16 (a) Beneficial Ownership Reporting Compliance”

Price has adopted a code of ethics that complies with Item 406 of Regulation S-K and NYSE Listing requirements. A copy of Price’s code of ethics may be obtained free of charge upon request, by writing to Price Communications Corporation at 45 Rockefeller Plaza, New York, New York 10020.

Item 11.	Executive Compensation	“Executive Compensation” and “Related Transactions”

Item 12.	Security Ownership of Certain Beneficial Owners and Management	“Principal Shareholders and SecurityOwnership of Management”

Item 13.	Certain Relationships and Related Transactions	“Executive Compensation” and “Related PartyTransactions”

Item 14	Principal Accounting Fees and Services	“Matters Related to our Accountants”

PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

                    (a) (1) and (2) List of financial statements and financial statement schedules:

                          See “Index to Consolidated Financial Statements” on page 30.

(Schedules other than those listed are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

(3) Exhibits

See Exhibit Index at page E-1, which is incorporated herein by reference.

                    (b) Reports on Form 8-K.

                    On November 18, 2003, the Company filed a Form 8-K announcing its earnings for the quarter and nine months ended September 30, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

($ in thousands except share data)

(Audited)

	2003	2002
Current assets:
Cash and cash equivalents	$6,499	20,733
Available for sale securities	13,587	3,128
Income taxes receivable	—	1,382
Total current assets	20,086	25,243
Cash and securities (principally securities) deposited in collateral account	86,430	80,938
Investment in limited partnership	1,138,772	1,123,478
Other assets	390	53

Total assets	$1,245,678	$1,229,712

Current liabilities:

Income taxes payable (current and deferred)	4,350	3,605
Other current liabilities	5,175	3,109
Total current liabilities	9,525	6,714
Estimated liability to former minority interest holders	16,000	16,000
Accrued income taxes long-term	53,165	53,165
Deferred income taxes (net)	525,000	525,000
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 120,000,000 shares; outstanding 53,983,741 shares in 2003 and 54,543,388 shares in 2002	540	546
Additional paid-in-capital	163,267	170,475
Accumulated other comprehensive income	4,590	5,308
Retained earnings	473,591	452,504

Total shareholders’ equity	641,988	628,833

Total liabilities and shareholders’ equity	$1,245,678	$1,229,712

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

($ in thousands, except per share data)

	2003	2002	2001
	(Audited)		(Restated and Unaudited)(1)
Revenue:
Cellular operations:
Service	$—	$168,935	$271,943
Equipment sales and installation	—	11,635	17,731
Income from partnership	32,501	12,380	—
Total revenue	32,501	192,950	289,674
Engineering, technical and other direct	—	39,370	58,922
Cost of equipment	—	19,124	33,028
Selling, general and administrative	8,243	46,736	74,738
Depreciation and amortization	—	15,859	47,975
(Gain) loss on contribution of cellular business	746	(659,181)	—
Interest income	(88)	(2,813)	(8,837)
Interest expense	3,056	44,398	70,085
Other (income) expense	(10,097)	427	(7,157)
Minority interest	—	—	631
Income before income taxes	30,641	689,030	20,289
Income tax expense (including for 2002, $233.1 million of deferred taxes on the gain of the contribution of the cellular business)	9,554	231,151	7,045
Net Income	21,087	457,879	13,244
Other comprehensive income (net of income tax expense (benefit) of ($57) for 2003$3,273 for 2002 and $194 for 2001, respectively)
Unrealized gains (losses) on available for sale securities	432	5,309	(61)
Reclassification adjustment	(1,150)	128	389
Comprehensive income	$20,369	$463,316	$13,572
Per share data:
Basic earnings per share before cumulative effect of accounting change	$.39	$8.39	$.24
Basic earnings per share for accounting change	—	—	—
Basic earnings per share	.39	8.39	.24
Diluted earnings per share before and after cumulative effect of accounting change	.39	8.34	.24
Weighted average number of common shares outstanding – basic	54,267	54,602	55,061
Weighted average number of common shares outstanding – diluted	54,507	54,904	55,415

(1)          See Footnote 9 to the Consolidated Financial Statements

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

($ in thousands)

	2003	2002	2001
	(Audited)		(Restated and Unaudited)(1)
Cash Flows From Operating Activities:
Net income	$21,087	$457,879	$13,244
Adjustments to reconcile net income to net cash provided by
Operating activities:
Gain on contribution of cellular business	—	(659,181)	—
Depreciation and amortization	—	15,859	47,975
Income from partnership	(32,501)	(12,380)	—
Amortization of deferred finance costs	—	1,520	2,431
Minority interest share of income	—	—	631
Deferred income taxes	—	233,068	(2,080)
Net loss (gain) on available for sale securities	(5,123)	298	(1,780)
Net gain on put and call options	(768)	(1,059)	—
Gain on sale of equity investment in other cellular properties (net)	746	—	(4,109)
Change in working capital (net of effect of contribution)
Decrease (increase) in trade and other receivables	—	5,590	13,175
Decrease (increase) in other current assets	1,382	—	(6,403)
(Decrease) increase in accounts payable and accrued expenses	2,150	(7,001)	955
(Decrease) increase in accrued interest payable	—	(11,421)	(953)
Increase in income taxes payable	744	—	2,103
Changes in other accounts	(338)	3,663	2,556
Total adjustments	(33,708)	(431,044)	54,501
Net cash provided by operating activities	(12,621)	26,835	67,745
Cash Flows From Investing Activities:
Cash transferred to partnership	—	(149,000)	—
Capital expenditures	—	(9,725)	(18,620)
Proceeds from sale of equity investment in other cellular properties	—	—	15,419
Purchase of available-for-sale securities and put and call options	(93,153)	(19,255)	(14,315)
Proceeds from sale of available-for-sale securities and put and call options	83,612	14,397	36,119
Purchase of securities for collateral account	(71,394)	(137,769)	—
Sale of securities for collateral account	69,451	69,707	—
Decrease in cash in collateral account	540	—	—
Cash transferred to collateral account	—	(856)	—
Distribution of profits from partnership	16,398	2,087	—
Reimbursement from partnership for excess working capital contribution	—	5,000	—
Purchase of additional minority interests in majority owned Company systems	—	(4,045)	(8,223)
Fees and expenses related to contribution of Wireless business	—	(16,400)	—
Other	147	175	1
Net cash provided by (used in) by investing activities	5,601	(245,684)	10,381
Cash Flows From Financing Activities:
Repurchase and retirement of Company’s common stock	(7,273)	(7,027)	(13,583)
Exercise of employee stock options and warrants	59	162	1,196
Net cash used in financing activities	(7,214)	(6,865)	(12,387)
Net increase (decrease) in cash and cash equivalents	(14,234)	(225,714)	65,739
Cash and Cash Equivalents, beginning of year	20,733	246,447	180,708
Cash and Cash Equivalents, end of year	$6,499	$20,733	$246,447

(1) See footnote 9 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

($ and share amounts in thousands)

	Common Stock Class A		Additional paid-in capital	Accumulated Other compre -hensive income (loss)	Retained earnings	Total share- holders’ equity
	Shares	Value

Balance, December 31, 2000 (Restated and unaudited)(1)	55,453	555	189,053	(457)	(18,619)	170,532

Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	328	—	328
Purchase and retirement of treasury stock	(754)	(7)	(13,576)	—	—	(13,583)
Exercise of stock options	186	2	1,195	—	—	1,197
Tax benefit from the exercise of stock options	—	—	494	—	—	494
Net income	—	—	—	—	13,244	13,244
Balance, December 31, 2001 (Restated and unaudited)(1)	54,885	550	177,166	(129)	(5,375)	172,212

Change in unrealized loss on marketable equity securities, net of tax effect	—	—	—	5,437	—	5,437
Purchase and retirement of treasury stock	(395)	(4)	(7,023)	—	—	(7,027)
Exercise of stock options	53	—	162	—	—	162
Tax benefit from the exercise of stock options	—	—	170	—	—	170
Net income	—	—	—	—	457,879	457,879
Balance, December 31, 2002 (Audited)	54,543	$546	$170,475	$5,308	$452,504	$628,833

Change in unrealized loss on marketable equity securities, net of tax effect	—	—	—	(718)	—	(718)
Purchase and retirement of treasury stock	(566)	(6)	(7,267)	—	—	(7,273)
Exercise of stock options	7	—	59	—	—	59
Net income	—	—	—	—	21,087	21,087
Balance, December 31, 2003 (Audited)	53,984	$540	$163,267	$4,590	$473,591	$641,988

(1) See footnote 9 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Ownership

Price Communications Corporation (“Price” or the “Company”) owns 100% of Price Communications Cellular, Inc., which owns 100% of Price Communications Cellular Holdings, Inc. (“Holdings”), which owns 100% of Price Communications Wireless, Inc. (“PCW”).  The Company had total ownership in corporations and partnerships which operated the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas (“MSA”) in four states:  Florida (one), Georgia (five), Alabama (two), and South Carolina (one).  The Company owned and operated eight non-wireline cellular telephone systems in Rural Service Areas (“RSA”) in Georgia (seven) and Alabama (one).  On August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, PCW, to Verizon Wireless of the East.

2.  Contribution of the Company’s Wireless Business to Verizon Wireless of the East

On December 18, 2001, the Company agreed to contribute substantially all of the assets of PCW and approximately $149 million in cash to the Verizon Partnership in exchange for a preferred limited partnership interest in the Verizon Partnership.  The transaction was consummated on August 15, 2002.  The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business (including the liabilities under PCW’s 11 ¾% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006).  After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account approximated $1.112 billion.  According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum.  The Company receives in cash 50% of its preferred return, with the balance being added  to its capital account

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes.  PCW guaranteed such indebtedness.  However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guaranty being enforced is remote.  Price has guaranteed PCW’s obligation under the guaranty, and has deposited $70 million in cash and other property into a collateral account to secure the guaranty.  Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends and interest on investments from the account, and has the right, in addition, to withdraw up to $5 million from the account to cover its ordinary operating expenses.  Price and Verizon Communications have further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

If a qualifying initial public offering of Verizon Wireless Inc. common stock (as defined in the transaction agreement) occurs before August 15, 2006 the Company will have an option to (subject to approval of Price’s shareholders) exchange its Preferred Exchangeable Interest for shares of Verizon Wireless common stock.  If this happens, the number of shares the Company would receive would be calculated by dividing the existing balance in the Company’s capital account in the Verizon Partnership by the Verizon Wireless initial public offering price.  If the Company chooses not to exercise such option (including as a result of the failure of the Company’s shareholders to approve such exchange), it will be obligated to exchange its Preferred Exchangeable Interest for Verizon Communications common stock on August 15, 2012 or such earlier date as may be specified by Verizon Communications.  In this latter case, the number of shares the Company will receive will be determined by dividing the amount in the Company’s capital account as of the date of exchange by the greater of the trailing 20 day average closing price of Verizon Communications common stock as of the exchange date or $55.30.

In the event a qualifying initial public offering of Verizon Wireless does not occur prior to August 15, 2006, or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur solely as a result of a breach of agreement by Verizon Wireless, the Preferred Exchangeable Interest will be manditorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  In these circumstances, the number of shares of Verizon communications common stock issuable to the Company will equal the balance in the Company’s capital account in the Verizon Partnership on August 15, 2006 divided by the trailing 20-day average closing price of Verizon Communications common stock, but such price may not be less than $40 or more than $74.  At December 31, 2003 the closing market price of Verizon Communications common stock was $35.08.  Although this is below the floor price of $40 per share established in the agreement, the Company believes this is a temporary decrease in the value of its investment in the Verizon Partnership.  During 2003, the closing market price of Verizon Communications Common Stock was above $40 numerous times and during the period January 1, 2004 to March 10, 2004 it fluctuated between $35.25 and $39.54.

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

After adjustments for working capital as defined in the asset contribution agreement, the amount of PCW’s initial capital account in the Verizon Partnership approximated $1.112 billion.  Pursuant to the partnership agreement for the Verizon Partnership, PCW is entitled to receive taxable allocations of any profits from the Verizon Partnership in an amount up to its preferred return, which is currently at 2.9% per annum.  Any losses incurred by the Verizon Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account before being allocated to PCW

The initial investment in the Verizon Partnership, represented by the Preferred Exchangeable Interest, was recorded on the Company’s balance sheet in an amount equal to the credit balance in the Company’s capital account on the Verizon Partnership’s financial statements. Thereafter, the Company has increased its investment by the amount of income it will be entitled to based on the availability of profits and the agreed upon preferred rate of return and reduce such investment balance by any cash distributed by the Verizon Partnership to the Company.

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

Financial Instruments

At December 31, 2003, all of the Company’s investment securities, including the collateral account, were marketable equity securities classified as “Available-for-Sale Securities”.  At December 31, 2002, substantially all of the Company's investment securities, including the collateral account were marketable securities classified as “Available-for-Sale Securities.”  The basis on which cost is determined in computing realized gains or losses is specific identification or by average cost.  Unrealized holding gains and losses for available-for-sale securities as well as securities maintained in the collateral account are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

The Company sells put and call options, some of which are for the Company’s own common stock.  These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices.  The Company is required to maintain collateral to support options issued, therefore such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets with changes in fair values recorded as part of Other income.  As of December 31, 2003 and 2002, the amounts of unsettled contracts outstanding were not material.

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

Acquisitions and Licenses

The cost of acquired companies was allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition.  Accordingly, the Company did not record any goodwill.  Licenses were amortized on a straight-line basis over a 40-year period.

Subsequent to the acquisition of licenses and other long-lived assets, the Company continually evaluated whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable.  The Company utilized projected undiscounted cash flows over the remaining life of the licenses and sales of comparable businesses to evaluate the recorded value of licenses.

Revenue Recognition

Service revenue from cellular operations for prepaid and post paid customers included local subscriber revenue and outcollect roaming revenue.

In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), which was adopted in the fourth quarter of 2000 effective January 1, 2000, prepaid airtime revenue was recognized when the airtime was utilized and activation revenue was recognized over the estimated life of the subscriber’s contract or the expected term of the customers relationship, whichever was longer.  In addition, the financial statements for the years ended December 31, 2001 and 2000, include a deferral of unearned revenue. Local subscriber revenue was earned by providing access to the cellular network (“access revenue”) or, as applicable, for usage of the cellular network (“airtime revenue”).  Access revenue was billed one month in advance and was recognized when earned.  Postpaid airtime revenue was recognized when the service was rendered.

Outcollect roaming revenue represented revenue earned for usage of the Company’s cellular network by subscribers of other cellular carriers.  Outcollect roaming revenue was recognized when the services were rendered.

Equipment sales and installation revenues were recognized upon delivery to the customer or installation of the equipment.

Cost to Add a Subscriber

The cost to add a subscriber, which consisted principally of the net loss on the sale of equipment, as well as commissions, was recognized at the time the subscriber started to receive cellular service.  Both commissions and the loss on the sale of handsets, which represented a separate earnings process, were expensed in the same month that the subscriber commenced using the Company’s system.

Engineering, Technical and Other Direct Expenses

Engineering, technical and other direct expenses represented certain costs of providing cellular telephone services to customers.  These costs included incollect roaming expense.  Incollect roaming expense was the result of the Company’s subscribers using cellular networks of other cellular carriers.

Per Share Data

Basic earnings per share exclude the dilutive effects of options, warrants and convertible securities.  Diluted earnings per share gives effect to all dilutive securities that were outstanding during the period.  The only difference between basic and diluted earnings per share for the Company is the effect of dilutive stock options and warrants.

The following table reconciles the number of shares used in the earnings per share calculations:

Diluted Average Common Shares Computation	2003	2002	2001
Basic average common shares outstanding	54,267	54,602	55,061
Dilutive potential common shares – options and warrants	240	302	354
Diluted Average Common Shares	54,507	54,904	55,415
Options excluded from the computation of earnings per share - diluted since option exercise price was greater than the market price of the common shares for the period	410	590	442

Stock Options

In 1995, the FASB issued SFAS No. 123, “Accounting for Stock–Based Compensation” (“SFAS No. 123”).  As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25).  However, the Company has adopted the disclosure requirement of SFAS No. 123 as shown below.

As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value.  Accordingly, no compensation expense is recognized.  Had the fair value method of accounting been applied, the proforma net income would be as follows:

Year Ended December 31,	2003	2002	2001
(In thousands except per share data)
Net income - as reported	$21,087	$457,879	$13,244
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	—	—	—
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	—	678	1,242

Net income - pro forma	$21,087	$457,201	$12,002

Basic earnings per share
As reported	$0.39	$8.39	$0.24
Pro forma	$0.39	$8.37	$0.22
Diluted earnings per share
As reported	$0.39	$8.34	$0.24
Pro forma	$0.39	$8.33	$0.22

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

Recent Accounting Pronouncements

In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34 “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981—the effective date of Interpretation 34. The adoption of Interpretation 45 did not have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Considering that the Company does not apply the accounting provisions of SFAS No. 123 as stated previously, the adoption of SFAS No. 148 did not have any impact on the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”and in December 2003, a revised interpretation was issued (FIN No. 46(R). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of Fin 46 did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 had no impact on the Company’s consolidated financial statements.

In May 2003, The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

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

Rates currently available for long-term debt with similar terms and remaining maturities were used to discount the future cash flows to estimate the fair value of long-term debt.

As mentioned earlier, the Company has sold put and call options (including some on the Company’s common stock), which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices.  At December 31, 2003, the amount of open call contracts outstanding was not material.

5.  Income Taxes

Provision for income taxes consists of the following:

	Year Ended December 31,
	($ in thousands)
	2003	2002	2001
Current:
Federal	$8,673	$(1,807)	$8,207
State and local	881	(110)	724
	9,554	(1,917)	8,931
Deferred:
Federal	—	233,039	(1,589)
State and local	—	29	(297)
	—	233,068	(1,186)
Tax provision	$9,554	$231,151	$7,045

For the years ended December 31, 2003, 2002 and 2001, the provision for income taxes differs from the amount computed by applying the federal income tax rate (35%) because of the following items:

	Year Ended December 31,
	($ in thousands)
	2003	2002	2001
Tax at statutory federal income tax rate	10,986	$241,160	$7,101
State taxes, net of federal income tax benefit	573	(3,630)	406
Dividends received exclusion	(850)	—	—
Utilization of prior years AMT credits	(1,271)	—	—
Adjustment for change in estimate related to accruals	—	(6,784)	—
Non-taxable gain (loss) on sale of securities	—	405	(425)
Other	116	—	(37)
	$9,554	$231,151	$7,045

Deferred tax liabilities consist of the following:

	December 31,
	($ in thousands)
	2003	2002
Deferred tax liabilities:
Deferred gain on sale of cellular business	$525,000	$525,000
Unrealized gain on marketable equity securities - current	3,060	3,117
Other - current	488	488
	$528,548	$528,605

6.  Other Income (Expense)

Other income (expense) consists of the following:

	Year Ended December 31,
	($ in thousands)
	2003	2002	2001
Gain on investments, net	$5,891	$760	$1,824
Dividend Income	3,470	—	—
Other, net	736	(1,187)	5,333
	$10,097	$(427)	$7,157

Other, net for the year 2001 includes $4,109 for the net gain on sale of equity investment in cellular properties.  Other, net for the year 2002 includes the write-off of certain investments.

7.  Minority Interests

The Company notified the minority interest holders in the subsidiary corporations, general partnerships and limited partnerships that held certain of the Company’s cellular licenses that effective June 28 and June 30, 2001 these subsidiaries were either dissolved and/or merged into Palmer Wireless Holdings, Inc. (a wholly owned subsidiary of the Company).  Pursuant to the mergers, the minority interest holders have the right to receive merger consideration totaling $16.2 million subject to appraisal rights or other remedies pursuant to applicable state law.  Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings.  In addition, the Company expended approximately $3.6 million and $8.2 million in the years ended December 31, 2002 and 2001, respectively for other purchases of minority interests.  The Company owned 100% of its telephone operating systems.  The Company accounted for the purchase of minority interests by first eliminating that portion of the minority interest that represents the Company’s proportionate liability to minority interest holders with the balance being added to the value of the appropriate license.  The Company believes that if the predecessor company (Palmer Wireless) had owned 100% of the markets that it sold to the Company, the acquisition price and therefore the value of the acquired licenses would have increased.  As of December 31, 2002 and 2003, the Company has accrued $16.0 million as the estimated liability to settle the minority holders’ claims.

8.  Shareholders’ Equity

In October 1994, the Company declared a dividend distribution of one Common Share Purchase Right (a “Right”) for each outstanding share of the Company’s common stock.  Until exercisable, the Rights will not be transferable apart from the common stock.  When exercisable, each Right will entitle its holder to buy one share of the Company’s common stock at an exercise price of $3.51 until October 17, 2004.  The Rights will become exercisable only if a person or group acquires 20 percent of more of the Company’s common stock.  In the event the Company is acquired in a merger, each Right entitles the holder to purchase common stock of the surviving company having a market value of twice the exercise price of the Rights.  The Rights may be redeemed by the Company at a nominal price prior to the acquisition of 20 percent of the outstanding shares of the Company’s common stock.

The Company was authorized by its Board of Directors to make purchases of its common stock from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders.  During the three years ended December 31, 2003 the Company purchased and retired the following: 2001-754,000 at an average cost of $18.10 per share; 2002-395,000 at an average cost of $17.80; 2003-566,000 at an average cost of $12.85.  As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

In August 1997, in connection with the issuance by a subsidiary of the Company of the 13½% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share.  The Warrants expire on August 1, 2007.  As of December 31, 2003, approximately 37,200 warrants remain unexercised, which are convertible into approximately 238,000 shares of the Company’s common stock.

9.  Restatement Related to Redeemable Preferred Stock

During 1997, the Board of Directors authorized the issuance of approximately 728,000 shares of the Company’s Series A Preferred Stock, and 364,000 shares of the Company’s Series B Preferred Stock to the Company’s Chief Executive Officer, Mr. Price.  In June 1998, Mr. Price notified the Company that he was considering the exercise of his right to have the Series B Preferred Stock redeemed by the Company.  The Series B Preferred Stock had a carrying value of $10,000. Because the triggering event had occurred in 1998, Mr. Price, pursuant to the terms of the Series B Preferred Stock, would have been entitiled to receive a cash payment. When Mr. Price presented the Series B Preferred Stock for redemption, the amount of the cash payment to which he was entitled was $5.0 million.  Mr. Price and the Board agreed that in place of such cash payment, the Company would issue 1.3 million shares of its $.01 par value common stock to Mr. Price in exchange for his shares of Series B Preferred Stock.  The value of the Company’s common stock received by Mr. Price on the date of conversion approximated $5.0 million.

In June and August 1999, Mr. Price notified the Company that he was considering the exercise of his right to have the Series A Preferred Stock redeemed by the Company.  The Series A Preferred Stock had a carrying value of $25,000.  Because the triggering event occurred in 1998, Mr. Price, pursuant to the terms of the Series A Preferred Stock, would have been entitled to a cash payment. When Mr. Price presented the Series A Preferred Stock for redemption, the amount of the cash payment to which he was entitled was $63.0 million.  Mr. Price and the Board agreed that in place of such cash payment, the Company would issue approximately 3.7 million shares of its $.01 par value common stock to Mr. Price in exchange for approximately 728,000 shares of Series A Preferred Stock.  The value of the Company’s common stock received by Mr. Price on the two respective dates of conversion approximated $63.0 million

In 1999, the Company recorded the exchange of the preferred stock for common stock, discussed above, as deferred compensation of $67,951, and was amortizing such amount over subsequent periods of 10 or 20 years and accruing a deferred tax benefit related to the amortization amounts. During 2002, the Company determined that such accounting for this non-cash item was not correct in that the preferred stock was now determined to be properly considered a variable plan with no substantive vesting period and as a result, compensation expense associated with such stock should have been recorded when it became eligible for redemption at the value the Company’s Chief Executive Officer would have been entitled  to receive at that time, as a charge to earnings. Subsequent changes in that value would then be recorded as a component of determining net income for any subsequent reporting periods, up until the time of redemption when the amount becomes fixed and final.  The Company also determined that recording a deferred tax benefit for this compensation expense was not correct. Consequently, the Company has restated its previously reported results for those non-cash items for the years 1998 to 2001 to remove the effects of the prior accounting for these items, and instead recorded compensation expense of $20,088 and $47,863 in 1998 and 1999, respectively, eliminated amortization of deferred compensation expense of $1,973 in 1999 and $3,649 in each of 2000 and 2001 and eliminated deferred tax benefits of $730 in 1999 and $1,350 in each of 2000 and 2001. In the third quarter of 2002, the Company had written off the remaining balance of the deferred compensation of $58,680 and had reversed the previously recorded deferred tax benefits of $3,430 in conjunction with the sale of its cellular business. In the audited financial statements for the year ended December 31, 2002, these write offs are now eliminated because the deferred compensation charges are now recognized in prior years and the deferred tax benefit should not have been recorded. Therefore, the net impact on retained earnings of these changes is zero as of December 31,2002 although the expense is recognized in different years.

In addition, because the Company’s prior independent auditors have ceased operations, they are unable to issue reports on the Company’s restated financial statements for years ended prior to December 31, 2002. Consequently, the consolidated financial statements for the year ended December 31, 2001 has been labeled as restated and unaudited. The Company has determined that a re-audit of the prior years financial statements is not practicable and consequently has submitted that years’ financial statements as unaudited. The effects of the restatements were:

	As Previously Reported	As Restated

At December 31, 2001:
Deferred income taxes (net)	$276,140	$279,570
Deferred compensation	(58,680)	—
Retained earnings	56,735	(5,375)
For the year ended December 31, 2001:
Net Income	$10,945	$13,244
Comprehensive income	11,273	13,572
Basic Earnings per share	0.20	0.24
Diluted earnings per share	0.20	0.24

10.  Stock Option Plan

The Company has a long-term incentive plan (the “1992 Long-Term Incentive Plan”), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers.  The maximum number of shares of the Company that are subject to awards granted under the 1992 Long-Term Incentive Plan is 7,655,767.  The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years.  No awards may be granted under such plan on or after December 31, 2002.  On December 3, 2002, the Company’s board of directors approved the Company’s 2003 Long-Term Incentive Plan to replace the prior plan which had expired, subject to approval of the Company’s shareholders at the Company’s 2003 annual meeting of shareholders.  If approved by the shareholders, the 2003 Long-Term Incentive Plan will authorize the issuance of a maximum of 2 million shares of the Company’s common stock.

In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% for 2001; risk free interest rate of 6.5% in 2001 and an expected life of 7 years for 2001.  Expected volatility was assumed to be 26.9% in 2001.  No options were granted in 2002 and 2003 and the Company did not change any of the assumptions for previously issued options.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility.  The Company’s 1992 Long-Term Incentive Plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.  In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted.  Furthermore, 96% of the proforma adjustment is related to options granted in 2001 whose option price was above the then market price and the exercise of which is highly improbable.

A summary of plan transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Average Fair Value

Outstanding at December 31, 2000	468,575	$11.68
Granted	472,000	$30.01	$4.41
Exercised	(185,601)	$6.45
Canceled	(25,100)	$13.28
Outstanding at December 31, 2001	729,874	$24.54
Exercised	(50,033)	$2.67
Canceled	(200,450)	$20.61
Outstanding at December 31, 2002	479,391	$28.47
Exercised	(6,563)	$9.05
Canceled	(15,250)	$19.31
Outstanding at December 31, 2003	457,578	$29.06

The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Life	Number Exercisable at 12/31/03
$ 3.96	22,969	4 years	22,969
$ 8.02	24,609	4 years	24,609
$20.75	10,000	6 years	10,000
$31.00	200,000	7 years	200,000
$33.00	200,000	7 years	200,000
	457,578		457,578

11.  Related Party Transactions

PCW was a party to an agreement with H.O. Systems, Inc. under which H.O. Systems provided billing and management information services to PCW, and in respect of which PCW made payments to H.O. Systems during the year ended December 31, 2002 and 2001.  During February of 2002, H.O. Systems was sold to an unrelated third party.  During the years ended December 31, 2002 and 2001, the Company paid approximately $1.2 and $8.5 million for such services.  A director of the

Company, and two adult children of the Chairman and CEO of the Company (and trusts for their children) held indirect equity positions in H.O. Systems.  Such director and one of such adult children served as officers and directors of H.O. Systems.  Such adult child resigned from such positions in November 2001.  The Company continued through August of 2002, to use the services provided by H.O. Systems.

The collateral account includes approximately $38 million of Verizon Communications, Inc. common shares at December 31, 2003 and 2002.

12.  Commitments and Contingencies

The Company is involved in various claims and litigation in the ordinary course of business.  In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company maintains one office, its headquarters in New York City, and occupies approximately 5400 square feet.  The monthly lease payments are $27,000 per month beginning per month January 1, 2004 through December 31, 2007.

Rental expense, net of sublease income, for operating leases was approximately $0.5 million, $4.0 million and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13.  Supplemental Cash Flow Information

The following is supplemental disclosure cash flow information for the years ended December 31, 2003, 2002 and 2,001.

	($ in thousands)
	2003	2002	2001

Cash paid for:
Income taxes	$7,339	$(1,215)	$6,390
Interest	—	$54,214	$68,469

14.  Selected Quarterly Financial Data (Unaudited):

	($ in thousands Except Per Share Amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year Ended December 31, 2002 (1)
Total revenue	$72,407	$72,139	$40,064	$8,340	$192,950
Net income as restated	4,746	5,139	435,194	12,800	457,879
Net income as previously reported	4,714	4,564	374,234	—	—
Net income per share as restated:
Basic	0.09	0.09	7.98	0.24	8.39
Diluted	0.09	0.09	7.94	0.23	8.34
Net income per share as previously reported:
Basic	0.09	0.08	6.86	—	—
Diluted	0.09	0.08	6.83	—	—
Year Ended December 31, 2003
Income from partnership	8,056	8,133	8,132	8,180	32,501
Net income	4,556	6,314	4,390	5,827	21,087
Net income per share:
Basic	0.08	0.12	0.08	0.11	0.39
Diluted	0.08	0.12	0.08	0.11	0.39

(1) See Note (9) to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

	By:	/S/ ROBERT PRICE
Robert Price,
Chief Executive Officer

Dated: March 15, 2004

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

Signature		Title	Date

By:	/S/ ROBERT PRICE	Director, Chief Executive	March 15, 2004
	Robert Price	Officer and Treasurer (Principal Executive Officer)

By:	/S/ STUART B. ROSENSTEIN	Director	March 15, 2004
Stuart B. Rosenstein

BY:	/S/ ROBERT F. ELLSWORTH	Director	March 15, 2004
Robert F. Ellsworth

BY:	/S/ KIM I. PRESSMAN	Director, Executive Vice	March 15, 2004
	Kim I. Pressman	President ,Chief Financial Officer and Chief Accounting Officer

BY:	/S/ JOHN DEARDOURFF	Director	March 15, 2004
John Deardourff

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of New York on December 29, 1992, incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 1992

3.2

Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on March 17, 1995, incorporated by reference to Exhibit 3(a)(2) to Registrant’s Form 10-K for the year ended December 31, 1996

3.3

Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on January 2, 1996, incorporated by reference to Exhibit 3(a)(2) to Registrant’s Form 10-K for the year ended December 31, 1996

3.4

Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on October 29, 1997, incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-K405 filed on April 14, 1998

3.5

Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of State of New York on January 12, 1998, incorporated by reference to Exhibit 3.5 to Registrant’s Form 10-K405 filed on April 14, 1998

3.6	Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.6 to Registrant’s Form 10-K for the year ended December 31, 2002

3.7

Certificate of Amendment of the Certificate of Incorporation of the Registrant as filed with the Secretary of the State of New York on July 26, 1999, incorporated by reference to Exhibit 3.7 to Registrant’s Form 10-K filed on March 7, 2000

10.1	The Registrant’s 1992 Long Term Incentive Plan, incorporated by reference to Exhibit 10(a) to Registrant’s Form 10-K for the year ended December 31, 1992

10.2	The Registrant’s 2003 Long Term Incentive Plan incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2002

10.3

Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Company of New York, incorporated by reference to Exhibit 4 to Registrant’s Form 8-K filed to report an event on October 6, 1994

10.4

Amendment dated January 12, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by referenced to Exhibit 4 to Registrant’s Form 8-K filed to report an event on January 12, 1995

Exhibit No.	Description

10.5

Amendment dated April 7, 1995 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-K405 filed on April 14, 1998

10.6

Amendment dated June 19, 1997 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-K405 filed on April 14, 1998

10.7

Amendment dated June 11, 1998 to Rights Agreement dated as of October 6, 1994 between the Registrant and Harris Trust Bank of New York, incorporated by reference to Exhibit 99 to Registrant’s Form 8-K filed to report on event on August 11, 1998

10.8

Transaction Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 4, 2002

10.9

Agreement of Limited Partnership of Verizon Wireless of the East LP among Verizon Wireless of Georgia LLC, Cellco Sub and Price Communications Wireless, Inc., incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 4, 2002

10.10

Exchange Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Verizon Communications Inc., Verizon Wireless, Inc., Cellco Partnership and Verizon Wireless of the East LP, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on January 4, 2002

10.11

Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless and Verizon Wireless, Inc., incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on January 4, 2002

10.12

Lock-up Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., and Verizon Communications Inc., incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on January 4, 2002

10.13

Pledge Agreement dated as of December 18, 2001 among Price Communications Corporation, Price Communications Cellular Inc., Price Communications Cellular Holdings, Inc., Price Communications Wireless, Inc., Cellco Partnership, Verizon Communications, Inc., and Verizon Wireless, Inc., incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed on January 4, 2002

10.14.1

Amended and Restated Voting Agreement dated as of December 18, 2001 among Robert Price, Kim Pressman, Cellco Partnership, Verizon Wireless of the East LP and Verizon Wireless, Inc., incorporated by reference to Exhibit 10.7 to Registrant’s Form 8-K filed on January 4, 2002

16

Letter from Deloitte & Touche LLP dated May 15, 2003 addressed to the Securities and Exchange Commission, as attached as an exhibit to Registrant’s Form 8-K filed May 23, 2003 and referencing Registrant’s Form 8-K filed May 12, 2003

21.1	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

99.0	Verizon Wireless of the East Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.

E-2