Form 10-K/A
period 2003-12-31
PRICE COMMUNICATIONS CORP
filed 2004-03-24
CIK 355787

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

The number of shares outstanding of the Company’s common stock as of March 9, 2004 was 53,863,999.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement filed by the registrant in connection with the registrant’s 2004 Annual Meeting of Shareholders.

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 is being filed to correct certain errors and to include certain items that were omitted in the Annual Report on Form 10-K previously filed on March 15, 2004.  The changes are summarized as follows: (i) the Report of Independent Public Accountants for the consolidated financial statements of Price Communications Corporation for the year ended December 31, 2003; (ii) the Independent Auditors’ Report for the consolidated financial statements of Price Communications Corporation for the year ended December 31, 2002; (iii) the description of the accounting method used to account for the investment in Verizon Wireless of the East LP (i.e., Similar to the equity method); (iv) Note 14 to the financial statements, summarized financial information of Verizon Wireless of the East LP; (v) the Independent Auditors’ Report for and a subsequent event note to the consolidated financial statements of Verizon Wireless of the East LP appearing in Exhibit 99.0;  (vi) the Independent Auditors’ Consents included as Exhibits 23.1 and 23.2.; (vii) the accounting policy followed by the Company with respect to goodwill and licenses upon the adoption of the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) which the Company adopted on January 1, 2002; (viii) the corrections of various typographical errors; and (ix) new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act to the corrected and complete Form 10-K/A and financial statements.

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

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting.  The initial investment on the Company's balance sheet equaled the credit in its capital account on the Verizon Partnership's Financial Statement.  Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

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

	Consolidated Operating Statement Items Year ended December 31,
	2003	2002(1)		2001		2000		1999
	Audited	Audited		Restated and Unaudited(5)		Restated and Unaudited(5)		Restated and Unaudited(5)

Service revenue	—	$168,935		$271,943		$286,999		$269,236 (2)
Equipment sales and installation	—	11,635		17,731		17,995		15,548
Income from partnership	$32,837	12,380		—		—		—
Revenue	32,837	192,950		289,674		304,994		284,784
Engineering, technical and other direct expenses	—	39,370		58,922		59,807		65,327 (2)
Cost of equipment	—	19,124		33,028		32,685		28,650
Selling, general and administrative expenses	8,243	46,736		74,738		64,984		65,150
Non-cash compensation - Selling, general and administrative	—	—		—		—		47,863
Depreciation and amortization	—	15,859		47,975		46,981		45,157
Other (income) expense:
(Gain) loss on contribution of cellular business	1,082	(659,181)		—		—		—
Interest, net	2,968	41,585		61,248		59,661		72,892
Other (income) expense, net	(10,097)	427		(7,157)		(7,711)		(12,251)
Total other (income expense)	(6,383)	(617,169)		54,091		51,950		60,641
Minority interest		—		631		1,432		1,664
Cumulative effect on prior year of change in revenue recognition (net of tax expense of $92)	—	—		—		158		—
Income tax expense	9,554	231,151		7,045		16,322		6,732
Net income (loss)	$21,087	$457,879		$13,244		$30,675		$(36,400)
Per share amounts (3):
Basic earnings (loss) per share before cumulative effect of accounting change and extraordinary item	$.39	$8.39		$.24		$.55		$(.79)
Basic earnings (loss) per share	$.39	$8.39		$.24		$.55		$(.79)
Diluted earnings per share before and after cumulative effect of accounting change and extraordinary item	$.39	$8.34		$.24		$.54		$(.79)

Other Data:
Capital expenditures	—	$9,725		$18,620		$27,218		$24,575
Net cash provided by (used in):
Operating activities	$(12,621)	$26,835		$67,745		$63,075		$74,591
Investing activities	5,601	(245,684)		10,381		(44,490)		(30,746)
Financing activities	(7,214)	(6,865)		(12,387)		(32,108)		(57,613)
Ratio of earnings to fixed charges (4)	N/A	16.08	x	1.27	x	1.65	x	(11)

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

(5)          Restated to reflect correction in accounting for non-cash compensation and related tax benefit.  See Note 9 - Restatement Related to Redeemable Preferred Stock in Notes to Consolidated Financial Statements.

	Consolidated Balance Sheet Items As of December 31,
	2003	2002	2001	2000	1999
	Audited	Audited	Restated and Unaudited(5)	Restated and Unaudited(5)	Restated and Unaudited(5)
Total Current Assets	$20,086	$25,243	$289,392	$254,287	$229,226
Total Assets	1,246,423	1,229,712	1,261,698	1,264,803	1,258,620
Total Current Liabilities	10,270	6,714	56,751	50,672	51,626
Long-Term Debt	—	—	700,000	700,000	700,000
Shareholders’ Equity	641,988	628,833	175,642	172,612	173,190

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company remains listed on the New York and other stock exchanges, has no operating assets and approximately $1.139 billion in an illiquid preferred partnership interest in the Verizon Partnership, cash and marketable securities.

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

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting.  The initial investment on the Company's balance sheet equaled the credit in its capital account on the Verizon Partnership's Financial Statement.  Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

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

During the year ended December 31, 2003, the Company recorded $32.8 million of income from the Verizon partnership whereas during the year ended December 31, 2002 that income was only $12.4 million. Such amounts are not comparable since in 2002, the Company had only four and a half months of income from the partnership since the sale to Verizon occurred on August 15, 2002 as stated above.

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

The Company recognized $9.6 million of income tax expense for the year ended December 31, 2003, based on pretax income of approximately $30.6 million. Included in the Company’s taxable income was approximately $3.5 million of dividend income that is subject to the dividends received exclusion. There were also $1.3 million in alternative minimum tax credits carried over to 2003 as a result of the tax audit mentioned above.

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

In addition, because the Company's prior independent auditors from 1998 to 2001 have ceased operations, they were unable to issue reports on the Company's restated financial statements for years ended prior to December 31, 2002.  Consequently the consolidated financial statements for the years ended December 31, 2001 and 2000 have been labeled as restated and unaudited.  The Company has determined that a re-audit of the prior years financial statements is not practicable and consequently has submitted the prior years' statements as unaudited.

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

Expensing Stock Options.  The Company has always submitted stock option plans for shareholder approval.  However, Mr. Price, the president of the company, believes expensing stock options is a silliness and the expense may not be reversed if the employee leaves the Company before exercising.  Further, it may increase accounting fees which have already risen astronomically due to the Sarbanes-Oxley Act.  In addition, stock options have generally been granted in small amounts, often 1,000 shares or less, to fifty to one hundred employees with management never receiving excessive amounts.  Currently, the principal stock options outstanding are 100,000 shares each to Robert Price and Kim Pressman at $31.00 per share with another 100,000 shares each to Robert Price and Kim Pressman at $33.00 per share. In the opinion of Robert Price, these options cannot be correctly priced and it would have harmed shareholders to expense them. Management believes stock options have helped employee performance.

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

                          See “Index to Consolidated Financial Statements” on page 24.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants

Board of Directors

Price Communications Corporation

New York, NY

We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the 2003 financial statements of Verizon Wireless of the East LP, in which the Company is a limited partner and holds a preferred exchangeable interest.  The 2003 financial information provided in Note 14 to the Company's financial statements has not been audited by us but has been derived from the Verizon Wireless of the East LP financial statements, which were audited by other auditors whose report has been furnished to us.  Our opinion, insofar as it relates to the 2003 financial information disclosure included in Note 14 to the Company's financial statements is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors with respect to the 2003 financial information provided in Note 14 to the financial statements, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York

March 10, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Price Communications Corporation:

We have audited the accompanying consolidated balance sheet of Price Communications Corporation and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the index at Item 15.  The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

As discussed in Note 3 to the the consolidated financial statements, in 2002 the Company changed its method of accounting for Intangible Assets to conform to Statement of Financial Accounting Standards No. 142.

The accompanying financial statements of the Company for the year ended December 31, 2001, including the restatement adjustments described in Note 9, are the responsibility of the Company's management.  The 2001 financial statements prior to restatement for correction of an error were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements before restatement in their report dated February 25, 2002.  We were not engaged to, and we did not, audit or review the accompanying 2001 financial statements or perform any procedures on the application of the restatement adjustments to those financial statements and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole or on the restatement adjustments.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 21, 2003

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Amounts in thousands except share data)

	2003	2002
	(Audited)
Current assets:
Cash and cash equivalents	$6,499	20,733
Available for sale securities	13,587	3,128
Income taxes receivable	—	1,382
Total current assets	20,086	25,243
Cash and securities (principally securities) deposited in collateral account	86,430	80,938
Investment in limited partnership	1,138,772	1,123,478
Other assets	390	53

Total assets	$1,245,678	$1,229,712

Current liabilities:

Income taxes payable (current and deferred)	4,350	3,605
Other current liabilities	5,175	3,109
Total current liabilities	9,525	6,714
Estimated liability to former minority interest holders	16,000	16,000
Accrued income taxes long-term	53,165	53,165
Deferred income taxes (net)	525,000	525,000
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 120,000,000 shares; outstanding 53,983,741 shares in 2003 and 54,543,388 shares in 2002	540	546
Additional paid-in-capital	163,267	170,475
Accumulated other comprehensive income	4,590	5,308
Retained earnings	473,591	452,504

Total shareholders’ equity	641,988	628,833

Total liabilities and shareholders’ equity	$1,245,678	$1,229,712

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Amounts in thousands, except per share data)

	2003	2002	2001
	(Audited)		(Restated and Unaudited)(1)
Revenue:
Cellular operations:
Service	$—	$168,935	$271,943
Equipment sales and installation	—	11,635	17,731
Income from partnership	32,837	12,380	—
Total revenue	32,837	192,950	289,674
Engineering, technical and other direct	—	39,370	58,922
Cost of equipment	—	19,124	33,028
Selling, general and administrative	8,243	46,736	74,738
Depreciation and amortization	—	15,859	47,975
(Gain) loss on contribution of cellular business	1,082	(659,181)	—
Interest income	(88)	(2,813)	(8,837)
Interest expense	3,056	44,398	70,085
Other (income) expense	(10,097)	427	(7,157)
Minority interest	—	—	631
Income before income taxes	30,641	689,030	20,289
Income tax expense (including for 2002, $233.1 million of deferred taxes on the gain of the contribution of the cellular business)	9,554	231,151	7,045
Net Income	21,087	457,879	13,244
Other comprehensive income (net of income tax expense (benefit) of ($57) for 2003, $3,273 for 2002 and $194 for 2001, respectively)
Unrealized gains (losses) on available for sale securities	432	5,309	(61)
Reclassification adjustment	(1,150)	128	389
Comprehensive income	$20,369	$463,316	$13,572
Per share data:
Basic earnings per share	$.39	$8.39	$.24
Diluted earnings per share	.39	8.34	.24
Weighted average number of common shares outstanding – basic	54,267	54,602	55,061
Weighted average number of common shares outstanding – diluted	54,507	54,904	55,415

(1)          See Footnote 9 to the Consolidated Financial Statements

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Amounts in thousands)

	2003	2002	2001
	(Audited)		(Restated and Unaudited)(1)
Cash Flows From Operating Activities:
Net income	$21,087	$457,879	$13,244
Adjustments to reconcile net income to net cash provided by
Operating activities:
(Gain) loss on contribution of cellular business	1,082	(659,181)	—
Depreciation and amortization	—	15,859	47,975
Income from partnership	(32,837)	(12,380)	—
Amortization of deferred finance costs	—	1,520	2,431
Minority interest share of income	—	—	631
Deferred income taxes	—	233,068	(2,080)
Net loss (gain) on available for sale securities	(5,123)	298	(1,780)
Net gain on put and call options	(768)	(1,059)	—
Gain on sale of equity investment in other cellular properties (net)	—	—	(4,109)
Change in working capital (net of effect of contribution)
Decrease (increase) in trade and other receivables	—	5,590	13,175
Decrease (increase) in other current assets	1,382	—	(6,403)
(Decrease) increase in accounts payable and accrued expenses	2,150	(7,001)	955
(Decrease) increase in accrued interest payable	—	(11,421)	(953)
Increase in income taxes payable	744	—	2,103
Changes in other accounts	(338)	3,663	2,556
Total adjustments	(33,708)	(431,044)	54,501
Net cash (used in) provided by operating activities	(12,621)	26,835	67,745
Cash Flows From Investing Activities:
Cash transferred to partnership	—	(149,000)	—
Capital expenditures	—	(9,725)	(18,620)
Proceeds from sale of equity investment in other cellular properties	—	—	15,419
Purchase of available-for-sale securities and put and call options	(93,153)	(19,255)	(14,315)
Proceeds from sale of available-for-sale securities and put and call options	83,612	14,397	36,119
Purchase of securities for collateral account	(71,394)	(137,769)	—
Sale of securities for collateral account	69,451	69,707	—
Decrease in cash in collateral account	540	—	—
Cash transferred to collateral account	—	(856)	—
Distribution of profits from partnership	16,398	2,087	—
Reimbursement from partnership for excess working capital contribution	—	5,000	—
Purchase of additional minority interests in majority owned Company systems	—	(4,045)	(8,223)
Fees and expenses related to contribution of Wireless business	—	(16,400)	—
Other	147	175	1
Net cash provided by (used in) by investing activities	5,601	(245,684)	10,381
Cash Flows From Financing Activities:
Repurchase and retirement of Company’s common stock	(7,273)	(7,027)	(13,583)
Exercise of employee stock options and warrants	59	162	1,196
Net cash used in financing activities	(7,214)	(6,865)	(12,387)
Net increase (decrease) in cash and cash equivalents	(14,234)	(225,714)	65,739
Cash and Cash Equivalents, beginning of year	20,733	246,447	180,708
Cash and Cash Equivalents, end of year	$6,499	$20,733	$246,447

(1) See footnote 9 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

(Amounts and share amounts in thousands)

	Common Stock Class A		Additional paid-in capital	Accumulated Other compre -hensive income (loss)	Retained earnings	Total share- holders’ equity
	Shares	Value

Balance, December 31, 2000 (Restated and unaudited)(1)	55,453	$555	$189,053	$(457)	$(18,619)	$170,532

Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	328	—	328
Purchase and retirement of treasury stock	(754)	(7)	(13,576)	—	—	(13,583)
Exercise of stock options	186	2	1,195	—	—	1,197
Tax benefit from the exercise of stock options	—	—	494	—	—	494
Net income	—	—	—	—	13,244	13,244
Balance, December 31, 2001 (Restated and unaudited)(1)	54,885	$550	$177,166	$(129)	$(5,375)	$172,212

Change in unrealized loss on marketable equity securities, net of tax effect	—	—	—	5,437	—	5,437
Purchase and retirement of treasury stock	(395)	(4)	(7,023)	—	—	(7,027)
Exercise of stock options	53	—	162	—	—	162
Tax benefit from the exercise of stock options	—	—	170	—	—	170
Net income	—	—	—	—	457,879	457,879
Balance, December 31, 2002 (Audited)	54,543	$546	$170,475	$5,308	$452,504	$628,833

Change in unrealized loss on marketable equity securities, net of tax effect	—	—	—	(718)	—	(718)
Purchase and retirement of treasury stock	(566)	(6)	(7,267)	—	—	(7,273)
Exercise of stock options	7	—	59	—	—	59
Net income	—	—	—	—	21,087	21,087
Balance, December 31, 2003 (Audited)	53,984	$540	$163,267	$4,590	$473,591	$641,988

(1) See footnote 9 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 - AUDITED

FOR THE YEAR ENDED DECEMBER 31, 2001 - RESTATED AND UNAUDITED

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

2.  Contribution of the Company’s Wireless Business to the Verizon Partnership

On December 18, 2001, the Company agreed to contribute substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East ("Verizon Partnership") in exchange for a preferred limited partnership interest in the Verizon Partnership.  The transaction was consummated on August 15, 2002.  The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business (including the liabilities under PCW’s 11 ¾% Senior Subordinated Notes due 2007 and 9 1/8% Senior Secured Notes due 2006).  After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account approximated $1.112 billion.  According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum.  The Company receives in cash 50% of its preferred return, with the balance being added  to its capital account

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes.  PCW guaranteed such indebtedness.  However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guaranty being enforced is remote.  Price has guaranteed PCW’s obligation under the guaranty, and has deposited $70 million in cash and other property into a collateral account to secure the guaranty.  Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends and interest on investments from the account, and has the right, in addition, to withdraw up to $5 million from the account to cover its ordinary operating expenses.  Price and Verizon Communications have further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

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

After adjustments for working capital as defined in the asset contribution agreement, the amount of PCW’s initial capital account in the Verizon Partnership approximated $1.112 billion.  Pursuant to the partnership agreement for the Verizon Partnership, PCW is entitled to receive taxable allocations of any profits from the Verizon Partnership in an amount up to its preferred return, which is currently at 2.9% per annum.  Any losses incurred by the Verizon Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account before being allocated to PCW

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting.  The initial investment on the Company's balance sheet equaled the credit in its capital account on the Verizon Partnership's Financial Statement.  Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

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

Acquisitions and Licenses

The cost of previously acquired companies was allocated first to the identifiable assets, including licenses, based on the fair market value of such assets at the date of acquisition.  Accordingly, the Company did not record any goodwill.  Licenses were amortized on a straight-line basis over a 40-year period.  Such amortization was in effect prior to the Company’s adoption of the Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) which the Company adopted on January 1, 2002 due to the fact that licenses were deemed by the Company to have an indefinite life.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill  and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  The provisions of SFAS No. 142 were adopted by the Company on January 1,2002.  The Company does not have any goodwill recorded in its consolidated financial statements and therefore the adoption of SFAS No. 142 did not have any effect on its financial position  or results of operations as it relates to goodwill.  However, the Company did have a significant intangible asset in the form of cellular licenses.  Based upon the transaction with Verizon Wireless and the valuation of PCW’s business contained therein, management of the Company does not believe that there had been an impairment and accordingly has not recorded a charge against earnings for the year ended December 31, 2002.  In addition, the Company believes its cellular licenses qualified as indefinite life intangibles as defined by SFAS No. 142, and accordingly the Statement of Operations and Comprehensive Income for the year ended December 31, 2002 does not include any amortization for licenses.  Had the Company adopted SFAS No. 142 at the beginning of 2001, net income would have increased by $14.4 million to $27.6 million for the year ended December 31, 2001 and earnings per share (basic and diluted) would have increased by $.26 to $.48 for the year ended December 31, 2001.

In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34 “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of Interpretation 45 did not have a material impact on the Company's consolidated financial statements.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”and in December 2003, a revised interpretation was issued (FIN No. 46(R). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or  "SPEs", for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of Fin 46 did not have a material effect on the Company’s consolidated financial statements.

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

4.  Fair Value of Financial Instruments

Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

For cash and cash equivalents, and other current liabilities, the carrying value approximates fair value due to the short-term nature of those accounts.  Investment securities are recorded at fair value.

As mentioned earlier, the Company has sold put and call options (including some on the Company’s common stock), which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices.  At December 31, 2003, the amount of open call contracts outstanding was not material.

5.  Income Taxes

Provision for income taxes consists of the following:

	Year Ended December 31,
	($ in thousands)
	2003	2002	2001
Current:
Federal	$8,673	$(1,807)	$8,207
State and local	881	(110)	724
	9,554	(1,917)	8,931
Deferred:
Federal	—	233,039	(1,589)
State and local	—	29	(297)
	—	233,068	(1,886)
Tax provision	$9,554	$231,151	$7,045

For the years ended December 31, 2003, 2002 and 2001, the provision for income taxes differs from the amount computed by applying the federal income tax rate (35%) because of the following items:

	Year Ended December 31,
	($ in thousands)
	2003	2002	2001
Tax at statutory federal income tax rate	10,986	$241,160	$7,101
State taxes, net of federal income tax benefit	573	(3,630)	406
Dividends received exclusion	(850)	—	—
Utilization of prior years AMT credits	(1,271)	—	—
Adjustment for change in estimate related to accruals	—	(6,784)	—
Non-taxable gain (loss) on sale of securities	—	405	(425)
Other	116	—	(37)
	$9,554	$231,151	$7,045

Deferred tax liabilities consist of the following:

	December 31,
	($ in thousands)
	2003	2002
Deferred tax liabilities:
Deferred gain on contribution of cellular business	$525,000	$525,000
Unrealized gain on marketable equity securities - current	3,060	3,117
Other - current	488	488
	$528,548	$528,605

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

In addition, because the Company’s prior independent auditors from 1998 to 2001 have ceased operations, they were unable to issue reports on the Company’s restated financial statements for years ended prior to December 31, 2002. Consequently, the consolidated financial statements for the year ended December 31, 2001 has been labeled as restated and unaudited. The Company has determined that a re-audit of the prior years financial statements is not practicable and consequently has submitted that years’ financial statements as unaudited. The effects of the restatements were:

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

The husband of an officer of the Company is a financial advisor with one of the financial institutions which executes certain marketable security trades of the Company.

The securities in the collateral account include approximately $38 million of Verizon Communications, Inc. common shares at December 31, 2003 and 2002.

12.  Commitments and Contingencies

The Company is involved in various claims and litigation in the ordinary course of business.  In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company maintains one office, its headquarters in New York City, and occupies approximately 5400 square feet.  The monthly lease payments are $27,000 per month beginning January 1, 2004 through December 31, 2007.

Rental expense, net of sublease income, for operating leases was approximately $0.5 million, $4.0 million and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

13.  Supplemental Cash Flow Information

The following is supplemental disclosure cash flow information for the years ended December 31, 2003, 2002 and 2,001.

	($ in thousands)
	2003	2002	2001

Cash paid for:
Income taxes	$7,339	$(1,215)	$6,390
Interest	—	$54,214	$68,469

14.  Equity Investment in Verizon Partnership

The following table summarizes financial information of Verizon Wireless of the East:

	Year Ended December 31 ($ in thousands)
	2003	2002	2001
Income Statement Data
Operating Revenues	$416,348	$208,983	$81,952
Operating Expenses	325,455	110,849	15,899
Net Income	71,456	84,886	57,138

	December 31
	2003	2002
Balance Sheet Data
Current Assets	$26,065	$17,878
Wireless Licenses	1,640,539	1,639,918
Other Assets	283,602	214,304
Liabilities	495,820	438,315
Partners' Capital	1,446,928	1,424,314

The company's portion of total partners' capital, in the amount of $1,138,772 at December 31, 2003 earns a preferred return of 2.9%, which amounted to $32,837 and $12,380 for 2003 and 2002.

15.  Selected Quarterly Financial Data (Unaudited):

	($ in thousands Except Per Share Amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year Ended December 31, 2002 (1)
Total revenue	$72,407	$72,139	$40,064	$8,340	$192,950
Net income as restated	4,746	5,139	435,194	12,800	457,879
Net income as previously reported	4,714	4,564	374,234	—	—
Net income per share as restated:
Basic	0.09	0.09	7.98	0.24	8.39
Diluted	0.09	0.09	7.94	0.23	8.34
Net income per share as previously reported:
Basic	0.09	0.08	6.86	—	—
Diluted	0.09	0.08	6.83	—	—
Year Ended December 31, 2003
Income from partnership	8,056	8,133	8,132	8,516	32,837
Net income	4,556	6,314	4,390	5,827	21,087
Net income per share:
Basic	0.08	0.12	0.08	0.11	0.39
Diluted	0.08	0.12	0.08	0.11	0.39

(1) See Note (9) to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

	By:	/S/ ROBERT PRICE
Robert Price,
Chief Executive Officer

Dated: March 23, 2004

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

Signature		Title	Date

By:	/S/ ROBERT PRICE	Director, Chief Executive	March 23, 2004
	Robert Price	Officer and Treasurer (Principal Executive Officer)

By:	/S/ STUART B. ROSENSTEIN	Director	March 23, 2004
Stuart B. Rosenstein

BY:	/S/ ROBERT F. ELLSWORTH	Director	March 23, 2004
Robert F. Ellsworth

BY:	/S/ KIM I. PRESSMAN	Director, Executive Vice	March 23, 2004
	Kim I. Pressman	President ,Chief Financial Officer and Chief Accounting Officer

BY:	/S/ JOHN DEARDOURFF	Director	March 23, 2004
John Deardourff

EXHIBIT INDEX

Exhibit No.	Description

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

15	Schedule II - Valuation and Qualifying Accounts For the Year Ended December 31, 2002 - Audited; For the Year Ended December 31, 2001 - Restated and unaudited

16

Letter from Deloitte & Touche LLP dated May 15, 2003 addressed to the Securities and Exchange Commission, as attached as an exhibit to Registrant’s Form 8-K filed May 23, 2003 and referencing Registrant’s Form 8-K filed May 12, 2003

21.1	Subsidiaries of Registrant

23.1	Consent of BDO Seidman

23.2	Consent of Deloitte & Touche

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

99.0	Verizon Wireless of the East Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.

E-2