Form 10-Q
period 2004-03-31
PRICE COMMUNICATIONS CORP
filed 2004-05-10
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the issuer’s common stock as of May 3, 2004 was 53,795,999.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.                Financial Statements

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$4,643	$6,499
Available for sale securities	14,751	13,587

Total current assets	19,394	20,086

Restricted cash and securities (principally securities)	87,994	86,430
Investment in limited partnership	1,142,944	1,138,772
Other assets	424	390
	$1,250,756	$1,245,678

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable (current and deferred)	6,544	4,350
Other current liabilities	5,571	5,175

Total current liabilities	12,115	9,525

Accrued income taxes - long term	53,165	53,165
Deferred income taxes, net	525,000	525,000
Estimated liability to former minority partners	16,000	16,000

Total liabilities	606,280	603,690

Commitments and contingencies

Shareholders’ equity	644,476	641,988
	$1,250,756	$1,245,678

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003

Revenue:
Earnings from partnership	$8,299	$8,056

Operating expenses:
General and administrative	3,128	2,179

Operating income	5,171	5,877

Other income, net	4,459	1,733

Income before income taxes	9,630	7,610

Income tax expense	3,500	3,054
Net income	6,130	4,556

Other comprehensive income, net of tax
Unrealized loss on available for sale securities	(506)	(3,142)
Reclassification adjustment	(1,189)	(229)
Comprehensive income	$4,435	$1,185

Per share data:
Basic earnings per share	$0.11	$0.08
Weighted average shares outstanding	53,897,000	54,502,000
Diluted earnings per share	$0.11	$0.08
Weighted average shares outstanding	54,131,000	54,784,000

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$6,130	$4,556
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from partnership	(8,299)	(8,056)
Gain on available for sale marketable securities and options	(3,164)	(1,011)
Increase in income taxes receivable/payable	3,325	—
Increase in other current liabilities	395	—
Changes in other accounts	—	2,644
Total adjustments	(7,743)	(6,423)
Net cash used in operating activities	(1,613)	(1,867)

Cash flows from investing activities:
Capital expenditures	(35)	—
Proceeds from sale of securities and put and call options	45,157	25,040
Purchase of securities and put and call options	(47,752)	(25,641)
Decrease (increase) in cash in collateral account cash	206	(2,777)
Distribution of profits from partnership	4,127	—
Net cash provided by (used in) investing activities	1,703	(3,378)

Cash flows from financing activities:
Purchase and retirement of common stock	(1,946)	(1,432)
Exercise of employee stock options	—	60
Net cash used in financing activities	(1,946)	(1,372)

Net decrease in cash and cash equivalents	(1,856)	(6,617)
Cash and cash equivalents at the beginning of period	6,499	20,733
Cash and cash equivalents at the end of period	$4,643	$14,116

Supplemental disclosure of cash flow information:
Income taxes paid	$175	$—

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(in thousands)

(Unaudited)

			Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total shareholders’ equity
	Common Stock Class A
	Shares	Par Value

Balance at December 31, 2003	53,984	$540	$163,267	$4,590	$473,591	$641,988

Change in unrealized gain (loss) on available for sale securities net of tax effect				(1,695)		(1,695)
Purchase and retirement of treasury stock (127) and unexchanged shares (26)	(153)	(1)	(1,946)			(1,947)
Net income					6,130	6,130

Balance, March 31, 2004	53,831	$539	$161,321	$2,895	$479,721	$644,476

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

The unaudited interim Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2003.  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.  All such adjustments are of a normal and recurring nature.  The results for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)                                 Contribution of the Company’s Wireless Business to the Verizon Partnership

As per an agreement of December 18, 2001, on August 15, 2002 the Company contributed substantially all of the assets and liabilities of PCW to Verizon Wireless of the East (the “Verizon Partnership”).  As consideration for such contribution, the Company received a preferred exchangeable interest in the Verizon Partnership initially valued at approximately $1.112 billion.  According to the Partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years subsequent to August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum.  The Company receives only 50% of its preferred return in cash, with the balance being added to its capital account.

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

If Verizon Wireless does not complete such an initial public offering by August 15, 2006 or an initial public offering does occur within the prescribed time frame but such exchange does not occur because of a breach of contract by Verizon Wireless, the preferred exchangeable interest will be mandatorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  The price used for the calculation of the number of shares that would be issued in such an exchange is the trailing 20-day average for Verizon Communications common stock but not less than $40, nor more than $74.

The Company accounts for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting.  The initial investment equaled the credit in the capital account on the partnership’s financial statement.  Thereafter, the Company increases its investment by the amount of income it was entitled to receive based on the availability of profits at   the agreed upon preferred rate of return and reduces such investment by any cash distributions to the Company.

(3)                                 Shareholders’ Equity

The Company’s Board of Directors has authorized stock repurchase programs of the Company’s Common Stock. During the three months ended March 31, 2004 the Company repurchased a total of approximately 127,000 shares in the public market for total consideration of approximately $1.9 million pursuant to such authorizations. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

(4)                                 Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Income statement data:
Operating revenues	$117,826	$90,439
Operating expenses	63,028	74,592
Net income	48,520	12,319

	March 31, 2004	December 31, 2003
Balance sheet data:
Current assets	$43,381	$26,065
Wireless licenses	1,640,655	1,640,539
Total assets	1,974,172	1,950,206
Total liabilities	481,538	495,820
Partners’ capital	1,483,646	1,446,928

The Company’s portion of total partners’ capital in the amount of $1.143 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.3 million for the three months ended March 31, 2004.

(5)           Subsequent Events

On April 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, in addition to prior authorizations, in open market or privately negotiated transactions.

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004.

In October 1994, the Company declared a dividend distribution of one Common Share Purchase Right (a “Right”) for each outstanding share of the Company’s common stock. In May 2004, the Company’s Board of Directors approved the extension of the Rights until October 2014. Until exercisable, the Rights will not be transferable apart from the common stock. Each Right has an exercise price of $50.00. The Rights will become exercisable only if a person or group acquires 20 percent or more of the Company’s common stock, in which event each Right will entitle the holder to purchase for the exercise price common stock in the Company having a market value of twice the exercise price of the Rights.  In the event the Company is acquired in a merger or a similar transaction following such a 20 percent acquisition, each Right entitles the holder to purchase for the exercise price common stock of the surviving company having a market value of twice the exercise price of the Rights. The Rights may be redeemed by the Company at a nominal price prior to the acquisition of 20 percent of the outstanding shares of the Company’s common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical significant accounting policies and estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including treasury bills, purchased with original maturities of three months or less to be cash equivalents.

Financial Instruments

At March 31, 2004, all of the Company’s investment securities were marketable equity securities classified as ‘Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options, some of which puts are in the Company’s own common stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support the options it holds.  Therefore, such unsettled contracts are classified as liabilities in the Company’s consolidated balance sheet, if unsettled at the balance sheet date, with changes in fair values recorded as part of other income. As of March 31, 2004, there were no unsettled option contracts outstanding.

Realized gains and losses are accounted for by specific identification or average cost and are included in other income.

Investment in Limited Partnership

The Company accounts for the Preferred Exchangeable Interest using a method similar to the equity method of accounting. The initial investment equaled the credit in the capital account on the Partnership’s financial statement. Thereafter, the Company increases its investment by the amount of income it will be entitled to based on the availability of profits at the agreed upon preferred rate of return and reduces such investment by any cash distribution to the Company.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46 (R). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or “SPEs”, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (I.E. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have any effect on the Company’s consolidated financial statements.

Overview

The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the period was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings as indicated in Note 4 in the Notes to Condensed Consolidated financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership.

Operating Expenses.  Operating expenses are comprised of general and administrative expenses and increased to $3.1 million for the first quarter of 2004, compared to $2.2 million for the same period of 2003. The principal expenses during the first three months of 2004 were payroll and related expenses and legal fees.  Additional payroll in the form of bonuses were incurred during the quarter and increased by approximately $160,000 over the first quarter of 2003. The remainder of the increase was principally due to consulting and legal fees incurred in connection with ongoing litigation matters relating to elements of the Verizon transaction.

Other Income, Income Taxes and Net Income.  Other income increased as a result of an increase in net gains from marketable securities transactions principally on the investments maintained in the collateral account. Such gains were $3.2 million in the quarter ended March 31, 2004, compared to $1.0 million in the quarter ended March 31, 2003. Dividend income also increased by approximately $200,000 over the same quarter in 2003.

Income tax expense has been provided for the first three months of  2004 and 2003 at an effective rate of 36.3% and 40.1%, respectively which includes an estimate of the expected effective state and local income tax rates on income related to the Verizon partnership.

The net income of $6.1 million for the first quarter of 2004 compared to net income of $4.6 million for the first quarter of 2003 is primarily a function of the increase in other income and general and administrative expenses as described above.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote.  In connection with the guaranty, Price established a $70 million collateral account (with a market value of $88million as of March 31, 2004), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and has the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses.

As of March 31, 2004, the Company has approximately $4.6 million of cash and cash equivalents and $14.8 million in marketable securities.  It anticipates receiving approximately $16.5 million during the current year as its 50% distribution from its preferred investment, of which approximately $4.1 million was received during the first quarter of the year.  Based on its current and anticipated cash receipts, the Company can meet its current cash requirements.  There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of March 31, 2004.  In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 per share for an extended period of time.  The Company believes its investment in the Verizon Partnership is realizable at its recorded value at March 31, 2004.

Item 4. Procedures and Controls

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of March 31, 2004 (the end of the period covered by this report), pursuant to Exchange Act Rule 13a-15b.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at providing reasonable assurance that such disclosure controls and procedures will meet their objective.  There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls for financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable. The Company has no debt securities outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	31.1	Certification of the Chief Executive Officer

	31.2	Certification of the Chief Financial Officer

	32	Certification of the Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

Form 8-K Dated March 23, 2004 reporting earnings for the period ended December 31, 2003

II-1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

Date: May 10, 2004	By:	/s/ Robert Price
Robert Price
Director, President and Treasurer

	By:	/s/ Kim I. Pressman
Kim I. Pressman
Director, Executive Vice President
and Chief Financial Officer

II-2