Form 10-Q
period 2004-06-30
PRICE COMMUNICATIONS CORP
filed 2004-08-09
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the issuer’s common stock as of June 30, 2004 was 56,410,345.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.   Financial Statements

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,963	$6,499
Available for sale securities	13,299	13,587
Total current assets	17,262	20,086
Restricted cash and securities (principally securities)	87,976	86,430
Investment in limited partnership	1,147,124	1,138,772
Other assets	592	390
	$1,252,954	$1,245,678
Liabilities and Shareholders’ Equity
Current liabilities:
Income taxes payable (current and deferred)	4,341	4,350
Other current liabilities	5,028	5,175
Total current liabilities	9,369	9,525
Accrued income taxes—long term	53,165	53,165
Deferred income taxes, net	525,000	525,000
Estimated liability to former minority partners	16,000	16,000
Total liabilities	603,534	603,690
Commitments and contingencies
Shareholders’ equity	649,420	641,988
	$1,252,954	$1,245,678

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
($ in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Revenue:
Earnings from partnership	$8,329	$8,133	$16,628	$16,189
Operating expenses:
General and administrative	874	1,780	4,002	3,959
Operating income	7,455	6,353	12,626	12,230
Other income, net	2,271	4,170	6,730	5,903
Income before income taxes	9,726	10,523	19,356	18,133
Income tax expense	3,530	4,209	7,030	7,263
Net income	6,196	6,314	12,326	10,870
Other comprehensive income, net of tax
Unrealized gain on available for sale securities	1085	4,700	579	1,558
Reclassification adjustment	(663)	(862)	(1,852)	(1,091)
Comprehensive income	$6,618	$10,152	$11,053	$11,337
Per share data:
Basic earnings per share	$0.11	$0.11	$0.22	$0.19
Weighted average shares outstanding	56,463,000	57,103,200	56,527,000	57,165,150
Diluted earnings per share	$0.11	$0.11	$0.22	$0.19
Weighted average shares outstanding	56,738,000	57,355,200	56,801,000	57,417,150

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,326	$10,870
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from partnership	(16,628)	(16,189)
Gain on available for sale marketable securities and options	(4,647)	(4,217)
Increase in income taxes receivable/payable	841	—
Decrease in other current liabilities	(146)	—
Changes in other accounts	(203)	(389)
Total adjustments	(20,783)	(20,795)
Net cash used in operating activities	(8,457)	(9,925)
Cash flows from investing activities:
Proceeds from sale of securities and put and call options	72,447	106,952
Purchase of securities and put and call options	(71,374)	(113,254)
Decrease (increase) in cash in collateral account cash	193	(1,690)
Distribution of profits from partnership	8,276	8,197
Net cash provided by investing activities	9,542	205
Cash flows from financing activities:
Purchase and retirement of common stock	(3,621)	(4,376)
Exercise of employee stock options	—	60
Net cash used in financing activities	(3,621)	(4,316)
Net decrease in cash and cash equivalents	(2,536)	(14,036)
Cash and cash equivalents at the beginning of period	6,499	20,733
Cash and cash equivalents at the end of period	$3,963	$6,697
Supplemental disclosure of cash flow information:
Income taxes paid	$6,189	$7,277

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
(in thousands)
(Unaudited)

	Common Stock Class A		Additional paid-in	Accumulated other comprehensive	Retained	Total shareholders’
	Shares	Par Value	capital	income/(loss)	earnings	equity
Balance at December 31, 2003	56,683	$567	$163,240	$4,590	$473,591	$641,988
Change in unrealized gain (loss) on available for sale securities net of tax effect				(1,273)		(1,273)
Purchase and retirement of treasury stock (245) and unexchanged shares (27)	(272)	(3)	(3,618)			(3,621)
Net income					12,326	12,326
Balance, June 30, 2004	56,411	$564	$159,622	$3,317	$485,917	$649,420

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

All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2003.

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

The preferred exchangeable interest is exchangeable into either Verizon Communications common stock or Verizon Wireless common stock depending on the circumstances. If a public offering of Verizon Wireless occurs, the exchangeable interest can be exchanged at the initial public offering price if Price obtains shareholder approval. On January 29, 2003, however, Verizon Wireless announced the withdrawal of its registration statement for an initial public offering of common stock, given that company’s ongoing strong cash flow and lack of significant funding requirements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(2)   Contribution of the Company’s Wireless Business to the Verizon Partnership (Continued)

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

(3)   Stock-Based Compensation

In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees: (“APB 25”). As permitted by  SFAS No.123, the Company has chosen to continue accounting for stock options issued to employees at their intrinsic value. Accordingly, no compensation expense is recognized. Had the fair value method of accounting been applied, the proforma net income would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Net income as reported	$6,196	$6,314	$12,326	$10,870
Estimated fair value of net option grants, net of forfeitures	(50)	—	(50)	—
Proforma net income	6,146	6,314	12,276	10,870
Proforma basic earnings per share	.11	.11	.22	.19
Proforma diluted earnings per share	.11	.11	.22	.19

(4)   Shareholders’ Equity

The Company’s Board of Directors has authorized stock repurchase programs of the Company’s common stock. During the six months ended June 30, 2004 the Company repurchased a total of approximately 245,000 shares in the public market for total consideration of approximately $3.6million pursuant to such authorizations. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

On April 20, 2004, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, in addition to prior authorizations, in open market or privately negotiated transactions.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(4)   Shareholders’ Equity (Continued)

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004. All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2003.

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

(5)   Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2004	2003	2004	2003
Income statement data:
Operating revenues	$124,182	$102,593	$234,104	$193,032
Operating expenses	79,478	78,785	142,506	153,377
Net income	47,314	18,645	95,834	31,964

	June 30, 2004	December 31, 2003
Balance sheet data:
Current assets	$32,040	$26,065
Wireless licenses	1,640,655	1,640,539
Total assets	1,973,331	1,950,206
Total liabilities	448,748	495,820
Partners’ capital	1,519,137	1,446,928

The Company’s portion of total partners’ capital in the amount of $1.147 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.3 and $16.6 million for the three and six months ended June 30, 2004.

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

Financial Instruments

At June 30, 2004, all of the Company’s investment securities were marketable equity securities classified as ‘Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options, some of which puts are in the Company’s own common stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support the options it holds. Therefore, such unsettled contracts are classified as liabilities in the Company’s consolidated balance sheet, if unsettled at the balance sheet date, with changes in fair values recorded as part of other income. As of June 30, 2004, there were no unsettled option contracts outstanding.

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

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Revenue.   As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership. Since there were sufficient earnings as indicated in Note 4 in the Notes to Consolidated financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership increased to $16.6 million and $8.3 million for the six months and quarter ended June 40, 2004 compared to$16.2 million and $8.1 million for the six months and quarter ended June 30, 2003 as result of profits accrued on the accumulated  balance in the Company’s partnership account.

Operating Expenses.   Operating expenses are comprised of general and administrative expenses and were $4.0 million for the first six months of both 2004 and 2003. The principal expenses during the first six months of 2004 and 2003 were payroll and related expenses and legal fees. Operating expenses decreased to $874,000 from $1.8 million for the three months ended June 30, 2004 compared to 2003 mainly due to a decrease in salaries from severance payments paid in 2003 and a legal settlement of $350,000 expensed in the second quarter of 2003.

Other Income, Income Taxes and Net Income.   Other income increased as a result of an increase in net gains from marketable securities transactions principally on the investments maintained in the collateral account. Such gains were $4.6 million in the six months ended June 30, 2004, compared to $4.2 million in the six months ended June 30, 2003. Dividend income also increased by approximately $200,000 to $1.8 million in the first six months of 2004 from the first six months of 2003. Other income for the three months ended June 30, 2004 was $2.3 million compared to $4.2 million in 2003 largely due to a decrease in realized gains on sales of securities of $1.8 million.

Income tax expense has been provided for the first six months of 2004 and 2003 at effective rates of 37.1 and 40.1%, respectively, which represent the estimated effective rates for the corresponding years.

The net income of $12.3 million for the first six months of 2004 compared to net income of $10.9 million for the first six months of 2003 is primarily a function of the increase in income from the partnership and other income as described above.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt. PCW agreed to guarantee the $350 million indebtedness. However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guarantee being enforced is remote. In connection with the guaranty, Price established a $70 million collateral account (with a market value of $88 million as of June 30, 2004), which now consists principally of marketable securities. Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and has the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses.

As of June 30, 2004, the Company has approximately $4.0 million of cash and cash equivalents and $13.3 million in marketable securities. It anticipates receiving approximately $16.6 million during the current year as its 50% distribution from its preferred investment, of which approximately $8.3 million was received during the first six months of the year. Based on its current and anticipated cash receipts, the Company can meet its current cash requirements. There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of June 30, 2004. In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 per share for an extended period of time. The Company believes its investment in the Verizon Partnership is realizable at its recorded value at June 30, 2004.

Item 4. Procedures and Controls

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2004 (the end of the period covered by this report), pursuant to Exchange Act Rule 13a-15b. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at providing reasonable assurance that such disclosure controls and procedures will meet their objective. There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls for financial reporting.

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

(b)         Reports on Form 8-K

Form 8-K Dated May 10, 2004 reporting earnings for the period ended March 31, 2004

Form 8-K Dated May 7, 2004 reporting a 5% stock dividend payable May 24, 2004

II-1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION
Date: August 9, 2004	By:	/s/ Robert Price
Robert Price
Director, President and Treasurer
	By:	/s/ Kim I. Pressman
Kim I. Pressman
Director, Executive Vice President
and Chief Financial Officer

II-2