Form 10-Q
period 2004-09-30
PRICE COMMUNICATIONS CORP
filed 2004-11-09
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the issuer’s common stock as of September 30, 2004 was 56,280,345.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.                              Financial Statements

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$2,105	$6,499
Available for sale securities	15,976	13,587

Total current assets	18,081	20,086

Restricted cash and securities (principally securities)	92,197	86,430
Investment in limited partnership	1,151,326	1,138,772
Other assets	578	390
	$1,262,182	$1,245,678

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable (current and deferred)	6,634	4,350
Other current liabilities	5,197	5,175

Total current liabilities	11,831	9,525

Accrued income taxes - long term	—	53,165
Deferred income taxes, net	521,038	525,000
Estimated liability to former minority partners	26,000	16,000

Total liabilities	558,869	603,690

Commitments and contingencies

Shareholders’ equity	703,313	641,988
	$1,262,182	$1,245,678

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Revenue:
Earnings from partnership	$8,360	$8,132	$24,988	$24,321

Operating expenses:
Provision and accrued settlement of cellular legal matters	10,000	1,500	10,000	1,500
General and administrative	706	675	4,708	4,634
Total operating expenses	10,706	2,175	14,708	6,134

Operating income (loss)	(2,346)	5,957	10,280	18,187

Other income, net	1,908	1,360	8,638	7,263

Income (loss) before income taxes	(438)	7,317	18,918	25,450

Income tax expense (benefit)	(54,115)	2,927	(47,085)	10,190
Net income	53,677	4,390	66,003	15,260

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities	2,409	(5,217)	2,988	(3,659)
Reclassification adjustment	(249)	(3)	(2,101)	(1,094)
Comprehensive income (loss)	$55,837	$(830)	$66,890	$10,507

Per share data:
Basic earnings per share	$0.95	$0.08	$1.17	$0.27
Weighted average shares outstanding	56,341,000	56,844,900	56,464,000	57,057,000
Diluted earnings per share	$0.95	$0.08	$1.16	$0.27
Weighted average shares outstanding	56,627,000	57,096,900	56,738,000	57,309,000

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$66,003	$15,260
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from partnership	(24,988)	(24,321)
Gain on available for sale marketable securities and options	(5,381)	(4,553)
Increase (decrease) in income taxes receivable/payable	2,182	3,252
Deferred taxes	(4,450)	—
Increase in other assets	(188)	(340)
Decrease in other current liabilities	(9)	1,336
Increase in estimated liability to former minority partners	10,000	—
Decrease in accrued income taxes-long term	(53,165)	—
Changes in other accounts	—	24
Total adjustments	(75,999)	(24,602)
Net cash used in operating activities	(9,996)	(9,342)

Cash flows from investing activities:
Proceeds from sale of securities and put and call options	95,382	127,192
Purchase of securities and put and call options	(96,827)	(135,550)
Decrease in cash in collateral account	179	378
Distribution of profits from partnership	12,433	12,287
Net cash provided by investing activities	11,167	4,307

Cash flows from financing activities:
Purchase and retirement of common stock	(5,565)	(5,805)
Exercise of employee stock options	—	60
Net cash used in financing activities	(5,565)	(5,745)

Net decrease in cash and cash equivalents	(4,394)	(10,780)
Cash and cash equivalents at the beginning of period	6,499	20,733
Cash and cash equivalents at the end of period	$2,105	$9,953

Supplemental disclosure of cash flow information:
Income taxes paid	$8,347	$6,937

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(in thousands)

(Unaudited)

	Common Stock Class A		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total shareholders’ equity
	Shares	Par Value

Balance at December 31, 2003	56,683	$567	$163,240	$4,590	$473,591	$641,988

Change in unrealized gain on available for sale securities, net of tax effect				887		887
Purchase and retirement of treasury stock (375) and unexchanged shares (27)	(402)	(4)	(5,561)			(5,565)
Net income					66,003	66,003

Balance, September 30, 2004	56,281	$563	$157,679	$5,477	$539,594	$703,313

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

	($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$53,667	$4,390	$66,003	$15,260
Estimated fair value of net option grants, net of forfeitures	(74)	—	(124)	—
Proforma net income	53,593	4,390	65,879	15,260
Proforma basic earnings per share	.95	.08	1.17	.27
Proforma diluted earnings per share	.95	.08	1.16	.27

(4)                     Shareholders’ Equity

The Company’s Board of Directors has authorized stock repurchase programs of the Company’s common stock. During the nine months ended September 30, 2004 the Company repurchased a total of approximately 375,000 shares in the public market for total consideration of approximately $5.6 million pursuant to such authorizations. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

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

(5)                     Reversal of Accrued Income Taxes-Long-Term

During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed the $53.165 million of accrued income taxes-long term resulting in a reduction of income tax expense for that amount for the third quarter and nine months ended September 30, 2004.

(6)                     Estimated Liability to Former Minority Partners

Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 are entitled to receive merger consideration.

  On September 30, 2004, the Court of Chancery of the State of Delaware issued a Memorandum Opinion in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC by Mr. Dobler and other petitioners at the time of the merger of those shares into Palmer. The Court held that PCW, Palmer and MCHC jointly and severally owed $9.7 million to the Petitioners as payment for their minority shares in MCHC plus $3.0 million in pre-judgment interest. On October 13, 2004 a Final Order and Judgment (“Final Order”) was entered. PCW, Palmer and MCHC plan to appeal the Memorandum Opinion and Final Order to the Supreme Court of the State of Delaware, by asserting that both contained errors of law and fact that warrant a remand to the Court of Chancery to further consider the amount due to the Petitioners.

Prior to the issuance of the Memorandum Opinion and Final Order, the Company had accrued $16 million for amounts potentially due in this case and other similar minority valuation cases, its best estimate of these amounts. During the quarter ended September 30, 2004 the Company accrued an additional $10 million to provide for the higher valuation, including interest, by the Court in the Dobler case, on the assumption that this valuation would be the basis for determining value of the minority interests in such other cases.

While the Company’s appeal in the MCHC case is pending, payment will not be made of the Final Order, so long as PCW provides security acceptable to the Court of Chancery. PCW Anticipates that it will provide such security through an interest bearing account with a recognized financial institution in an amount satisfactory to the Court, that is sufficient to cover the judgment specified in the Final Order plus post-judgment interest of 7.5%. Interest on the account will accrue to PCW. Alternatively, PCW could provide a letter of credit backed by a solvent financial institution or a bond backed by an insurance company.

(7)                     Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Income statement data:
Operating revenues	$136,237	$114,946	$387,255	$307,978
Operating expenses	82,167	92,138	224,673	245,515
Net income	47,806	16,971	143,640	47,935

	September 30, 2004	December 31, 2003
Balance sheet data:
Current assets	$34,263	$26,065
Wireless licenses	1,640,655	1,640,539
Total assets	1,978,676	1,950,206
Total liabilities	418,043	495,820
Partners’ capital	1,555,111	1,446,928

The Company’s portion of total partners’ capital in the amount of $1.151 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.4 and $25.0 million for the three and nine months ended September 30, 2004 and $8.1 and $24.3 million for the three and nine months ended September 30, 2003.

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

Financial Instruments

At September 30, 2004, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options, some of which puts are in the Company’s own common stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support the options it holds.  Therefore, such unsettled contracts are classified as liabilities in the Company’s consolidated balance sheet, if unsettled at the balance sheet date, with changes in fair values recorded as part of other income. As of Septmber 30, 2004, there were $32,000 in option contracts outstanding.

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

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings as indicated in Note 4 in the Notes to Consolidated financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership increased to $25.0 million and $8.4 million for the nine months and quarter ended September 30, 2004 compared to $24.3 million and $8.1 million for the nine months and quarter ended September 30, 2003 as result of profits accrued on the accumulated balance in the Company’s partnership account.

Operating Expenses.  Operating expenses are comprised of general and administrative expenses and were $4.7million and $4.6 million for the first nine months of 2004 and 2003, respectively. The principal expenses during the first nine months of 2004 and 2003 were payroll and related expenses and legal fees. Operating expenses were approximately $700,000 for both of the three month periods ended September 30, 2004 and 2003.

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 are entitled to receive merger consideration.

On September 30, 2004, the Court of Chancery of the State of Delaware issued a Memorandum Opinion in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC by Mr. Dobler and other petitioners at the time of the merger of those shares into Palmer. The Court held that PCW, Palmer and MCHC jointly and severally owed $9.7 million to the Petitioners as payment for their minority shares in MCHC plus $3.0 million in pre-judgment interest. On October 13, 2004 a Final Order and Judgment (“Final Order”) was entered. PCW, Palmer and MCHC plan to appeal the Memorandum Opinion and Final Order to the Supreme Court of the State of Delaware, by asserting that both contained errors of law and fact that warrant a remand to the Court of Chancery to further consider the amount due to the Petitioners.

Prior to the issuance of the Memorandum Opinion and Final Order, the Company had accrued $16 million for amounts potentially due in this case and other similar minority valuation cases, its best estimate of these amounts. During the quarter ended September 30, 2004 the Company accrued an additional $10 million to provide for the higher valuation, including interest, by the Court in the Dobler case, on the assumption that this valuation would be the basis for determining value of the minority interests in such other cases.

While the Company’s appeal in the MCHC case is pending, payment will not be made of the Final Order, so long as PCW provides security acceptable to the Court of Chancery. PCW Anticipates that it will provide such security through an interest bearing account with a recognized financial institution in an amount satisfactory to the Court, that is sufficient to cover the judgment specified in the Final Order plus post-judgment interest of 7.5%. Interest on the account will accrue to PCW. Alternatively, PCW could provide a letter of credit backed by a solvent financial institution or a bond backed by an insurance company.

Other Income, Income Taxes and Net Income.  Other income increased to $8.6 million from $7.3 million mainly as a result of an increase in net gains from marketable securities transactions principally on the investments maintained in the collateral account. Such gains were $5.4 million in the nine months ended September 30, 2004, compared to $4.6 million in the nine months ended September 30, 2003. Dividend income was approximately $2.5 million in both the first nine months of 2004 and 2003. During the quarter ended September 30, 2004, the company received approximately $400,000 in additional income due to the release of an escrow from the sale of a minority interest in a cellular property in a prior year. This contributed to the increase in other income over the prior period.

During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed the $53.165 million of accrued income taxes-long term resulting in a reduction of income tax expense for that amount for the third quarter and nine months ended September 30, 2004.

Income tax expense has been provided for the first nine months of 2004 and 2003 at effective rates of 35.7 and 40.0%, respectively, which represent the estimated effective rates for the corresponding years. However, there is a net income tax benefit of $54.1 and $47.1 for the three and nine months ended September 30, 2004, primarily as a result of the reversal of the $53.165 million of accrued income taxes-long term during the third quarter of 2004, following the expiration of applicable statutes of limitations.

The net income of $66.0 million for the first nine months of 2004 compared to net income of $15.3 million for the first nine months of 2003 is primarily a function of the adjustment to the income taxes payable-long term, partially offset by the increase in the estimated liability to former minority partners.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote.  In connection with the guaranty, Price established a $70 million collateral account (with a market value of $92 million as of September 30, 2004), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and has the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses.

As of September 30, 2004, the Company has approximately $2.1 million of cash and cash equivalents and $16.0 million in marketable securities.  It anticipates receiving approximately $16.6 million during the current year as its 50% distribution from its preferred investment, of which approximately $12.4 million was received during the first nine months of the year.  Based on its current and anticipated cash receipts, the Company can meet its current cash requirements.  There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of September 30, 2004.  In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 per share for an extended period of time.  The Company believes its investment in the Verizon Partnership is realizable at its recorded value at September 30, 2004.

Item 4. Procedures and Controls

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as of September 30, 2004 (the end of the period covered by this report), pursuant to Exchange Act Rule 13a-15b.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at providing reasonable assurance that such disclosure controls and procedures will meet their objective.  There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls for financial reporting.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2004	61,200	$14.58	61,200	1,250,590
February 1-28, 2004	28,700	15.13	28,700	1,221,890
March 1-31, 2004	40,100	15.41	40,100	1,181,790
Total	130,000	14.96	130,000	1,181,790

(1) In April, 2003 the Company’s Board of Directors announced the authorization to repurchase 1,000,000 shares in privately negotiated transactions or in the open market.  In April 2004, the Board announced the authorization of an additional 1,000,000 shares.

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

(a) Exhibits

31.1 Certification of the Chief Executive Officer

31.2 Certification of the Chief Financial Officer

32 Certification of the Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

Form 8-K Dated August 11, 2004 reporting earnings for the period ended June 30, 2004

II-1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

Date: November 9, 2004	By:	/s/ Robert Price
Robert Price
Director, President and Treasurer

	By:	/s/ Kim I. Pressman
Kim I. Pressman
Director, Executive Vice President
and Chief Financial Officer

II-2