Form 10-K
period 2004-12-31
PRICE COMMUNICATIONS CORP
filed 2005-03-16
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2004 or

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
HELD BY NONAFFILIATES OF THE COMPANY

Aggregate market value of the Common Stock held by non-affiliates of the Company, based on the last sale price on the New York Stock Exchange (“NYSE”) on June 30, 2004 ($14.76 as reported in the Wall Street Journal): approximately $593.4 million.

The number of shares outstanding of the Company’s common stock as of February 28, 2005 was 56,216,445.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates certain information contained in the registrant’s definitive proxy statement filed by the registrant in connection with the registrant’s 2005 Annual Meeting of Shareholders.

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

Prior to August 15, 2002, Price Communications Corporation was engaged, through its wholly owned subsidiary Price Communications Wireless, Inc. (“PCW”), in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  The Company provided cellular telephone service to subscribers in Georgia, Alabama, South Carolina and Florida in a total of 16 licensed service areas composed of eight Metropolitan Statistical Areas (“MSA”) and eight Rural Service Areas (“RSA”), with an aggregate estimated population of 3.4 million.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes.  PCW guaranteed such indebtedness.  However, PCW is not obligated to make payment under such guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guaranty being enforced is remote.  Price has guaranteed PCW’s obligation under the guaranty, and upon closing of the transaction deposited $70 million ($91.0 million as of December 31, 2004) in cash and other property into a collateral account to secure the guaranty.  Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends, interest, and earnings on investments from the account, and had the right, in addition, to withdraw up to $5 million in the aggregate from the account to cover its ordinary operating expenses. During the year ended December 31, 2004 the Company withdrew the $5 million. Price and Verizon Communications further agreed that Price would retain its cash existing at the closing of the asset contribution for the purpose of making such investments as Price deems appropriate.

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

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting. The initial investment on the Company’s balance sheet equaled the credit in its capital account on the Verizon Partnership’s financial statements. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

Business of The Verizon Partnership

The business of the Verizon Partnership consists of the ownership and operation of all of the assets contributed by PCW and Cellco Partnership, and its subsidiaries to the Verizon Partnership.  PCW contributed substantially all of its assets and approximately $149 million in cash, and Cellco Partnership and its subsidiaries have contributed an aggregate 85% partnership interest in Orange County-Poughkeepsie Limited Partnership (including the general partner interest and its associated management rights), certain FCC licenses, a $500 million promissory demand note receivable and approximately $250 million in cash.

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

Integration with the “Verizon Wireless” Business

Cellco Partnership (doing business as “Verizon Wireless”) is one of the leading wireless communications providers in the United States in terms of the number of subscribers, revenues and operating cash flow and offers wireless voice and data services across the most extensive wireless network in the United States.

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

The Verizon Partnership’s services are marketed under the “Verizon Wireless” brand name. Cellco Partnership’s studies have found that its brand awareness is over 90% among wireless users and prospective customers.

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

Competition

There is substantial competition in the wireless telecommunications industry.  The Verizon Partnership expects competition to intensify as a result of the consolidation of the industry, the entrance of new competitors, the development of new technologies, products and services, the auction of additional spectrum and regulatory changes.  Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which the Verizon Partnership operates.  ALLTEL is the principal competitor in most of the markets contributed by PCW, with Public Service Cellular and or Cingular Wireless competing in six of the contributed markets.  OCP, however, is a wholesale provider of wireless services and thus does not compete directly for individual subscribers.  OCP does compete, however, with the other wireless licensees in its service areas for resellers.  In addition, the impact of such competition on OCP’s resellers affects their use of OCP’s wireless services.  OCP’s principal competitor in the wholesale wireless business is American Cellular, a joint venture between Dobson Communications and Cingular Wireless (formerly AT&T Wireless).

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

Technology. CDMA, global system for mobile communications (“GSM”), and TDMA each have their respective strengths and weaknesses.  The Verizon Partnership believes that CDMA digital technology provides approximately eight times greater capacity than that of analog technology.  CDMA has proven in the marketplace that it can provide significant operating and cost efficiencies.  CDMA is also currently used by several other wireless providers in the United States, providing additional potential CDMA roaming partners, and ensuring continued support and development of CDMA handsets and network equipment by manufacturers.  While the Verizon Partnership believes that CDMA has competitive advantages, proponents of GSM and TDMA believe that those systems provide different advantages.  Cingular Wireless, one of the leading wireless providers in the United States, uses TDMA while GSM is used throughout Europe, although T-Mobile is the only major wireless provider in the United States that exclusively uses GSM.  Cingular Wireless has announced an intention to add a GSM-overlay to its network, which will increase the use in the United States.

Capital Resources.  In order to expand and build-out networks and introduce next generation services; wireless providers require significant capital resources.  While the Verizon Partnership’s indirect majority owner, Cellco Partnership, is well capitalized and has more operating cash flow than any other wireless provider, Cellco Partnership has no obligation to fund the Verizon Partnership’s capital needs.

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

Regulations and Broadband Wireless Service Systems

The licensing, construction, operation, acquisition and transfer of wireless systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996 and other legislation and the associated rules, regulations and policies promulgated by the FCC.  Wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting and construction of transmitter towers and antennas and are subject to regulation under federal environmental laws and the FCC environmental regulations, including limits on radio frequency radiation from mobile handsets and antennas.  State or local zoning and land use regulations also apply to tower siting and construction activities. States and localities also have authority to impose taxes and adopt consumer protections regulations.

A cellular system operates on one of two 25 MHz frequency blocks, known as the “A” and “B” blocks, in the 850 MHz band that the FCC allocates for cellular radio services, including two-way mobile voice applications, data applications and fixed wireless services.  Cellular licenses are issued for either Metropolitan Statistical Areas (MSAs) or Rural Service Areas (RSAs), two in each area.  The FCC may prohibit or impose conditions on sales or transfers of licenses.  Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC.  Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing.  The Company also uses common carrier point-to-point microwave facilities to connect its wireless cell sites and to link them to the main switching office.  Where it uses point-to-point microwave facilities, the FCC licensed these facilities separately, and they are subject to regulation as to technical parameters and service.  Microwave licenses must also be renewed every 10 years.

In addition to its cellular licenses, the Verizon Partnership also holds geographic service area licenses granted by the FCC which provide personal communications service (“PCS”).  While most of the Verizon Partnership’s competitors hold cellular or PCS licenses, one of its principal competitors, Nextel Communications, provides wireless service on frequencies allocated to the “Specialized Mobile Radio” service.  The Verizon Partnership does not hold specialized mobile radio licenses.

A broadband PCS system operates on one of six frequency blocks in the 1800-1900MHz bands that the FCC allocated for personal communications services.  PCS systems generally are used for services similar to cellular services.  For the purpose of awarding PCS licenses, the FCC divided the country into 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas.  The FCC awarded two PCS licenses for each major trading area, known as the “A” and “B” blocks, and four licenses for each basic trading area known as “C”, “D”, “E” and “F” blocks.  The two major trading area licenses authorize the use of 30 MHz of PCS spectrum.  One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each.  The Verizon Partnership holds “E” block 10 MHz PCS licenses for the Macon, GA BTA and for a portion of the Atlanta, GA BTA.

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

The FCC has adopted rules regulating the use of telephone numbers by wireless carriers and other providers as part of an effort to achieve more efficient number utilization.  In addition, it adopted rules on communications number portability that will enable customers to keep their communications number when switching to another carrier.  Wireless carriers must offer number portability to their customers.  The FCC has also adopted rules requiring wireless providers to provide functions to facilitate electronic surveillance by law enforcement officials pursuant to the Communications Assistance for Law Enforcement Act of 1995 and establishing standards for carriers to provide “priority access” to certain government and public safety agencies.  These and other regulatory mandates and regulations will impose costs on the Verizon Partnership to purchase, install and maintain the software and other equipment needed.

Under reciprocal compensation, a cellular licensee is entitled to collect the same charges for terminating wireline-to-wireless traffic on their system that the Local Exchange Carriers (“LEC”) charge for terminating wireless-to-wireline calls.  Carriers typically negotiate interconnection agreements, but in the event of a dispute, state public utility commissions, courts and the FCC all have a role in enforcing the interconnection provisions of the Telecom Act.  Interconnection agreements are subject to modification, expiration or termination in accordance with their terms.  The FCC is reassessing its interconnection compensation rules.

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

Except for certain intercompany transfers or a pledge of all of the Preferred Exchangeable Interest in connection with a financing transaction consented to by Cellco Partnership, the Preferred Exchangeable Interest is non-transferable by the Company.  In addition, the shares of Verizon common stock issuable upon an exchange are subject to lock-up agreements, which restrict the ability of the Company to dispose of such shares for a period of time.

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

Until the exchange of the Preferred Exchangeable Interest for Verizon common stock, the Preferred Exchangeable Interest and the investments in the collateral account are expected to be substantially all of the Company’s assets.  For a period of up to four years after August 15, 2002, PCW will receive taxable allocations of any profits from the Verizon Partnership equal to its preferred return (which allocations to the extent not distributed in cash, will increase PCW’s capital account in the Verizon Partnership).  PCW will receive cash distributions equal to 50% of its preferred return.  During the period, the Company expects to have as sources of cash, the cash distributions from the Verizon Partnership prior to the exchange for Verizon stock, income from interest or dividends on investments in the collateral account, up to an aggregate of $5 million which the Company is authorized to withdraw from the collateral accounts to cover its ordinary operating expenses, other cash balances and funds that the Company may be able to borrow.  During 2004, the Company withdrew the $5 million. The Company currently anticipates that its cash and income are sufficient to meet any cash obligations in the future.  There is a remote risk, however, if significant unexpected cash needs arise (such as a demand for payment under the Company’s guaranty to Verizon Communications), that its funds will be insufficient to meet its obligations and if the Company needs to borrow money, to meet such obligations, it may be forced to do so on unfavorable terms.

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

As a result of the asset contribution transaction with Verizon Wireless, the Company currently has no operating assets.  Under the rules of the New York Stock Exchange, if a listed company’s operating assets are substantially reduced or if the company ceases to be an operating company, the Exchange may in its discretion initiate delisting procedures.  Such procedures typically afford a listed company an opportunity to advise the Exchange of action the company has taken, or plans to take, that would bring it within conformity with continued listing standards within an 18-month period.  The Company believes that a determination to follow a liquidation strategy (with the result that the Company’s activities prior to liquidation would be limited to ownership of its interest in the Verizon Partnership) might increase the risk of delisting by the Exchange, in that such a strategy would preclude the acquisition of an operating business.

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

Employees

At December 31, 2004, the Company had three full-time employees.

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

The Company maintains a website at the address http://www.pricecommunicationscorp.com/  containing information about the Company, its officers and directors and its policies and charters.

The Company does not make its filings available on the Internet (except through the SEC’s Internet site) since all the filings are readily available on that SEC site. Paper copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge upon request, by writing to the Company at 45 Rockefeller Plaza, Suite 3200, New York, New York 10020.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for Company’s Common Stock and Related Stockholder Matters

(a) Market for Common Stock

PCC is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PR”.  The range of high and low last sale prices for PCC’s Common Stock on the NYSE for each of the quarters of 2004 and 2003 as reported by the NYSE was:

	2005		2004		2003
Quarter	High	Low	High	Low	High	Low
First (through February 28, 2005)	$18.40	$17.11	$15.13	$13.39	$14.67	$10.68
Second			15.33	14.28	12.82	11.10
Third			15.60	13.97	13.00	11.73
Fourth			18.62	15.39	13.35	11.73

PCC’s Common Stock has been afforded unlisted trading privileges on the Pacific Stock Exchange under the ticker symbol “PR.P”, on the Chicago Stock Exchange under the ticker symbol “PR.M” and on the Boston Stock Exchange under the ticker symbol “PR.B” and trades in Euros on the Frankfurt and Munich Stock Exchanges.

(b) Holders

On February 28, 2005 there were approximately 300 holders of record of PCC’s Common Stock.  The Company estimates that brokerage firms hold Common Stock in street name for approximately 2,300 persons.

(c) Dividends

PCC to date has paid no cash dividends on its Common Stock.  The Board of Directors will determine future dividend policy based on the Company’s earnings, financial condition, capital requirements and other circumstances.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION as of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	664,206	$24.15	1,916,250
Equity Compensation Plans Not Approved by Shareholders	None	None	None

(e) Issuer Purchases of Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1-31, 2004	38,700	$15.74	38,700	1,143,090
November 1-30, 2004	25,200	17.55	25,200	1,117,890
December 1-31, 2004	None	N/A	None	1,117,890
Total Quarter	63,900	16.45	63,900	1,117,890

(1) In April, 2003 the Company’s Board of Directors announced the authorization to repurchase 1,000,000 shares in privately negotiated transactions or in the open market. In April, 2004, the Board announced the authorization of an additional 1,000,000 shares.

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

	Consolidated Operating Statement Items Year ended December 31,
	2004	2003	2002(1)		2001		2000
	Audited	Audited	Audited		Restated and Unaudited(4)		Restated and Unaudited(4)

Service revenue	—	—	$168,935		$271,943		$286,999
Equipment sales and installation	—	—	11,635		17,731		17,995
Income from partnership	$33,332	$32,837	12,380		—		—
Revenue	33,332	32,837	192,950		289,674		304,994
Engineering, technical and other direct expenses	—	—	39,370		58,922		59,807
Cost of equipment	—	—	19,124		33,028		32,685
Selling, general and administrative expenses	6,124	8,243	46,736		74,738		64,984
Depreciation and amortization	38	—	15,859		47,975		46,981
Other (income) expense:
(Gain) loss on contribution of cellular business	10,519	1,082	(659,181)		—		—
Interest, net	(69)	2,968	41,585		61,248		59,661
Other (income) expense, net	(12,526)	(10,097)	427		(7,157)		(7,711)
Total other (income) expense	(2,076)	(6,383)	(617,169)		54,091		51,950
Minority interest	—	—	—		631		1,432
Cumulative effect on prior year of change in revenue recognition (net of tax expense of $92)	—	—	—		—		158
Income tax expense	(43,030)	9,554	231,151		7,045		16,322
Net income (loss)	$72,276	$21,087	$457,879		$13,244		$30,675
Per share amounts (2):
Basic earnings per share before cumulative effect of accounting change and extraordinary item	$1.28	$.37	$7.99		$.23		$.52
Basic earnings per share	$1.28	$.37	$7.99		$.23		$.52
Diluted earnings per share before and after cumulative effect of accounting change and extraordinary item	$1.28	$.37	$7.94		$.23		$.51

Other Data:
Capital expenditures	$266	—	$9,725		$18,620		$27,218
Net cash provided by (used in):
Operating activities	$(27,694)	$(12,621)	$26,835		$67,745		$63,075
Investing activities	30,551	5,601	(245,684)		10,381		(44,490)
Financing activities	(6,617)	(7,214)	(6,865)		(12,387)		(32,108)
Ratio of earnings to fixed charges (3)	N/A	N/A	16.08	x	1.27	x	1.65	x

(1)          On August 15, 2002, the Company contributed the operations of PCW to the Verizon Partnership; therefore results for the year ended December 31, 2002 include results for the wireless operations through that date.

(2)          Per share amounts have been retroactively adjusted to reflect a 5% stock dividend in May 2004.

(3)          The ratio of earnings to fixed charges for the years 2000 through 2002 is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest.  The ratio of earnings to fixed charges is not meaningful for the years after 2002 since the Company did not have any debt.

(4)          Restated to reflect correction in accounting for non-cash compensation and related tax benefit. See Note 9-Restatement Related to Redeemable Preferred Stock in Notes to Consolidated Financial Statements.

Consolidated Balance Sheet Items

	As of December 31,
	2004	2003	2002	2001	2000
	Audited	Audited	Audited	Restated and Unaudited(4)	Restated and Unaudited(4)

Total Current Assets	$26,989	$20,086	$25,243	$289,392	$254,287
Total Assets	1,274,103	1,246,423	1,229,712	1,261,698	1,264,803
Total Current Liabilities	21,806	10,270	6,714	56,751	50,672
Long-Term Debt	—	—	—	700,000	700,000
Shareholders’ Equity	709,259	641,988	628,833	175,642	172,612

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

Overview

The Company has been engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. (“PCW”), to the Verizon Partnership.  Accordingly, the financial information for the years ended December 31, 2004 and 2003 is not comparable to the year ended December 31, 2002.

The Company remains listed on the New York and other stock exchanges, has no operating assets and approximately $1.155 billion in an illiquid preferred partnership interest in the Verizon Partnership, cash and marketable securities.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes.  PCW guaranteed such indebtedness.  However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guaranty being enforced is remote.  Price has guaranteed PCW’s obligation under the guaranty, and upon the closing of the transaction deposited $70 million ($91.0 million as of December 31, 2004) in cash and other property into a collateral account to secure the guaranty.  Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends and interest on investments from the account, and had the right, in addition, to withdraw up to $5 million from the account to cover its ordinary operating expenses which it did during 2004. Price and Verizon Communications have further agreed that Price will retain its cash existing at the closing of the asset contribution which is not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

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

In the event a qualifying initial public offering of Verizon Wireless does not occur prior to August 15, 2006, or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur solely as a result of a breach of agreement by Verizon Wireless, the Preferred Exchangeable Interest will be manditorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  In these circumstances, the number of shares of Verizon Communications common stock issuable to the Company will equal the balance in the Company’s capital account in the Verizon Partnership on August 15, 2006 divided by the trailing 20-day average closing price of Verizon Communications common stock, but such price may not be less than $40 or more than $74.  At December 31, 2004 the closing market price of Verizon Communications common stock was $40.51. During 2004, the closing market price of Verizon Communications common stock was above $40 numerous times and during the period January 1, 2005 to February 28, 2005 it fluctuated between $35.08 and $41.06.

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

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting. The initial investment on the Company’s balance sheet equaled the credit in its capital account on the Verizon Partnership’s financial statements. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

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

Results of Operations

Year ended December 31, 2004 compared to Year ended December 31, 2003

During the years ended December 31, 2004 and 2003, the Company had no operating assets and its main source of income was the investment in the Verizon Partnership. During the year 2004, the Company had $33.3 million of income from the partnership, slightly higher than the $32.8 million in 2003, due to the higher balance which has accumulated in the Company’s partnership account.

The Company incurred $6.1 million of selling, general and administrative expenses during the year 2004 compared to $8.2 million in 2003. This difference was primarily due to legal settlements expensed during 2003 of approximately $1.9 million in connection with two matters related to the Company’s wireless business prior to its merger into the Verizon partnership.

Expenses for such settlements netted only $15,000 in 2004.  For the year ended December 31, 2004, the largest of the selling, general and administrative expenses were salaries ($2.8 million) and legal expenses ($1.7 million), primarily related to the ongoing valuation cases with the Company’s former minority partners.

The Company accrued an additional $10.5 million in expense to increase its estimated liability to former minority interest holders during 2004. On September 30, 2004, the Court of Chancery of the State of Delaware issued a Memorandum Opinion in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of those shares into Palmer. The Court held that PCW, Palmer and MCHC jointly and severally owed $12.7 million to the Petitioners as payment for their minority shares in MCHC, including pre-judgment interest. On October 13, 2004 a Final Order and Judgment (“Final Order”) was entered. PCW, Palmer and MCHC appealed the Memorandum Opinion and Final Order to the Supreme Court of the State of Delaware on November 12, 2004, by asserting that both contained errors of law and fact that warrant a remand to the Court of Chancery to further consider the amount due to the Petitioners.

Prior to the issuance of the Memorandum Opinion and Final Order, the Company had accrued $16 million for amounts potentially due in this case and other similar minority valuation cases, its best estimate of these amounts. The Company accrued an additional $10.5 million to provide for the higher valuation, including interest to December 31, 2004, by the Court in the Dobler case, on the assumption that this valuation would be the basis for determining value of the minority interests in such other cases. The $10.5 million provision is reflected as loss on contribution of cellular business on the statement of operations and comprehensive income.

Net Interest Expense, Other Income, Income Taxes and Net Income.  Interest expense for the year ended December 31, 2003 was $3,056,000 was related to a tax audit.

The Company had $12.5 million of other income, net in 2004 compared to $10.1 million in 2003. The increase was due to increased realized gains on sales of securities, mainly in the Company’s collateral account, of $8.5 million compared to $5.9 million in 2003, an increase of $2.6 million.

The Company had an income tax benefit for the year 2004 of $43.0 million compared to an expense of $9.6 million in 2003. During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed the $53.165 million of accrued income taxes-long term resulting in a reduction of income tax expense for that amount for the year. The Company incurred $10.1 million of tax expense on pretax income of $29.2 million which was netted against that tax benefit.

Net income was $72.3 million for the year ended December 31, 2004 compared to $21.1 million for the year ended December 31, 2003. The difference was mainly due to the reversal of the long term tax liability, partially offset by the increase of $10.5 million in the accrual for amounts due to former minority interest holders.

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

Liquidity and Capital Resources

As a result of the asset contribution transaction with Verizon, the Company has substantial assets but due to their illiquid nature, limited future sources of revenue and cash.  From the asset contribution transaction (August 15, 2002) to the exchange of the Preferred Exchangeable Interest for either the common stock of Verizon Wireless Inc. or Verizon Communications Inc., the Preferred Exchangeable Interest, and the investments in the collateral account described under “Contribution of the Company’s Wireless Business to the Verizon Partnership” above are expected to be substantially all of the Company’s assets.  After the asset contribution for a period of up to four years, PCW’s share of partnership profits (if available) will be determined by multiplying a rate of return (currently approximately 2.9% per annum) by the balance in its capital account.  Of such share of profits (taxable whether or not distributed), PCW is entitled to receive 50% in cash, with the balance being added to its capital account in the Verizon Partnership.  During the year ended December 31, 2004 the Company received $16.6 million in distributions and expects to receive such distributions for the remainder of the four year period.

During the period following the asset contribution, the Company retained sufficient cash to meet its requirement under the collateral agreement and as of December 31, 2004 had unencumbered cash and securities equal to approximately $8.3 million to meets its current needs.  Besides the anticipated quarterly cash distributions from the Verizon Partnership, the Company will have potential additional sources of cash from interest and dividends on investments in the collateral account and its other cash.  As part of the collateral agreement, the Company was authorized to withdraw an aggregate of $5 million from the collateral account to cover its ordinary operating expenses, which it did during 2004 to partially fund an escrow deposit with the Court of Chancery while the MCHC case is on appeal.

While the Company’s appeal in the MCHC case is pending, payment will not be made on the Final Order. However, PCW was required to provide security acceptable to the Court of Chancery. PCW provided such security through an interest bearing escrow account with a recognized financial institution in an amount satisfactory to the Court ($13.6 million), sufficient to cover the judgment specified in the Final Order plus post-judgment interest of 7.5%. Interest on the security account will accrue to PCW.

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

The following table presents the Company’s contractual obligations as of December 31, 2004, which consist only of its obligations under its lease for office space in New York City.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$972,000	$324,000	$648,000	None	None

Significant Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the standards of the Public Company Accounting Oversight Board

(United States).  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical significant accounting policies and estimates:

Investment in Limited Partnership.  The Company has accounted for the Preferred Exchangeable Interest in the investment in limited partnership in a manner similar to the equity method of accounting. The initial investment on the Company’s balance sheet equaled the credit in its capital account on the Verizon Partnership’s financial statements. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

Financial Instruments.  At December 31, 2004 and 2003, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale-Securities.” Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).  The Company sells put and call options some of which are in the Company’s own stock.  These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices.  The Company is required to maintain collateral to support options issued.  Therefore, such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets (if unsettled at the balance sheet date), with changes in fair values recorded as part of other (income) expense. As of December 31, 2004, there were no unsettled contracts outstanding. As of December 31, 2003, such amount was immaterial.

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

Prior to the adoption of SFAS No.142, the Company continually evaluated whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable.  The Company utilized projected undiscounted cash flows over the remaining life of the licenses. Subsequent to the application of SFAS No. 142 the realizability of licenses was evaluated annually. The Company determined fair value by reference to sales of comparable businesses to evaluate the recorded value of licenses

Expensing Stock Options and Share-Based Payment.  The Company has always submitted stock option plans for shareholder approval. However, Mr. Price, the president of the Company, believes expensing stock options is a silliness and the expense may not be reversed if the employee leaves the Company before exercising. Further, it may increase accounting fees which have already risen astronomically due to the Sarbanes-Oxley Act. In addition, stock options have generally been granted in small amounts, often 1,000 shares or less, to fifty to one hundred employees with management never receiving excessive amounts.  Currently, the principal stock options outstanding are 105,000 shares each to Robert Price and Kim Pressman at $29.45 per share with another 105,000 shares each to Robert Price and Kim Pressman at $31.35 per share. In the opinion of Robert Price, these options cannot be correctly priced and it would have harmed shareholders to expense them. Management believes stock options have helped employee performance.

In December 2004, the FASB issued FAS No. 123 ( R), “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123 ( R ) will affect our results of operation to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the Company’s consolidated financial statements (footnote 3).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The only market risk that the Company is exposed to relates to the Company’s investment securities, whose values fluctuate with the market and have been adjusted to reflect the market values as of December 31, 2004.

In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 for an extended period of time (at the date it becomes convertible into Verizon common stock.) The Company believes its investment in the Verizon Partnership is realizable at its recorded value at December 31, 2004.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 24.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures-

The Chief Executive Officer and the Chief Financial Officer of the Company are in the process of completing their evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004.  To date, certain ineffective controls have been identified (resulting principally from the fact that the Company has only three employees) which the Company expects to report on in an amended 10-K/A within the 45 days following the date of this report.

PART III

The information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 2005 Meeting of Shareholders.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) and (2) List of financial statements and financial statement schedules:

See “Index to Consolidated Financial Statements” on page 24.

(Schedules are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.)

(3) Exhibits

See Exhibit Index at page E-1, which is incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Price Communications Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Price Communications Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2004 and 2003 financial statements of Verizon Wireless of the East LP, in which the Company is a limited partner and holds a preferred exchangeable interest. The 2004 and 2003 financial information provided in Note 14 to the Company’s financial statements has not been audited by us but has been derived from the Verizon Wireless of the East LP financial statements, which were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to the 2004 and 2003 financial information disclosure included in Note 14 to the Company’s financial statements is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors with respect to the 2004 and 2003 financial information provided in Note 14 to the financial statements, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries at December 31, 2004 and December 31, 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York

March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Price Communications Corporation:

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2002 of Price Communications Corporation and subsidiaries (the “Company”).  Our audit also included the financial statement schedule listed in the index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2002 of the Company, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for Intangible Assets to conform to Statement of Financial Accounting Standards No. 142.

The financial statements of the Company for the year ended December 31, 2001 (not presented herein), including the restatement adjustments described in Note 9, are the responsibility of the Company’s mangement.  The 2001 financial statements prior to restatement for correction of an error were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements before restatement in their report dated February 25, 2002.  We were not engaged to, and we did not, audit or review the 2001 financial statements or perform any procedures on the application of the restatement adjustments to those financial statements and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole or on the restatement adjustments.

/s/ Deloitte & Touche LLP
New York, New York
March 21, 2003

(March 15, 2005 as to the adjustments that were applied to restate the 2002 share and per share information to give retroactive effect to the 5 percent stock dividend that was paid in May 2004 as if it occured on January 1, 2002, described in Note 3)

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Amounts in thousands except share data)

	2004	2003

Current assets:
Cash and cash equivalents	$2,739	$6,499
Available for sale securities	5,588	13,587
Escrow deposit	13,666	—
Deferred income taxes	4,890	—
Prepaid expenses	106	—
Total current assets	26,989	20,086
Cash and securities (principally securities) deposited in collateral account	90,998	86,430
Investment in limited partnership	1,155,499	1,138,772
Other assets	617	390
Total assets	$1,274,103	$1,245,678
Current liabilities:

Income taxes payable (current and deferred)	3,893	4,350
Estimated liability to former minority partners-current	12,947	—
Other current liabilities, including accrued interest of $3,056	4,966	5,175
Total current liabilities	21,806	9,525
Estimated liability to former minority partners-long-term	13,570	16,000
Accrued income taxes long-term	—	53,165
Deferred income taxes	529,468	525,000
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 120,000,000 shares; outstanding 56,216,445 shares in 2004 and 56,682,927 shares in 2003	562	567
Additional paid-in-capital	156,628	163,240
Accumulated other comprehensive income	6,202	4,590
Retained earnings	545,867	473,591

Total shareholders’ equity	709,259	641,988

Total liabilities and shareholders’ equity	$1,274,103	$1,245,678

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Amounts in thousands, except per share data)

	2004	2003	2002

Revenue:
Cellular operations:
Service	$—	$—	$168,935
Equipment sales and installation	—	—	11,635
Income from partnership	33,332	32,837	12,380
Total revenue	33,332	32,837	192,950
Engineering, technical and other direct	—	—	39,370
Cost of equipment	—	—	19,124
Selling, general and administrative	6,124	8,243	46,736
Depreciation and amortization	38	—	15,859
(Gain) loss on contribution of cellular business	10,519	1,082	(659,181)
Interest income	(69)	(88)	(2,813)
Interest expense	—	3,056	44,398
Other (income) expense	(12,526)	(10,097)	427
Income before income taxes	29,246	30,641	689,030
Income tax expense (benefit) (including for 2002, $233.1 million of deferred taxes on the gain of the contribution of the cellular business)	(43,030)	9,554	231,151
Net income	72,276	21,087	457,879
Other comprehensive income (net of income tax expense (benefit) of ($772) for 2004, ($57) for 2003 and $3,273 for 2002, respectively)
Unrealized gains (losses) on available for sale securities	4,337	432	5,309
Reclassification adjustment	(2,725)	(1,150)	128
Comprehensive income	$73,888	$20,369	$463,316
Per share data:
Basic earnings per share	$1.28	$.37	$7.99
Diluted earnings per share	1.28	.37	7.94
Weighted average number of common shares outstanding – basic	56,406	56,980	57,332
Weighted average number of common shares outstanding – diluted	56,680	57,232	57,649

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Amounts in thousands)

	2004	2003	2002
	(Audited)
Cash Flows From Operating Activities:
Net income	$72,276	$21,087	$457,879
Adjustments to reconcile net income to net cash provided by Operating activities:
(Gain) loss on contribution of cellular business	10,519	1,082	(659,181)
Depreciation and amortization	38	—	15,859
Income from partnership	(33,332)	(32,837)	(12,380)
Amortization of deferred finance costs	—	—	1,520
Deferred income taxes	(4,684)	—	233,068
Net loss (gain) on available for sale securities	(8,422)	(5,123)	298
Net gain on put and call options	(40)	(768)	(1,059)
Change in working capital (net of effect of contribution)
Decrease (increase) in trade and other receivables	—	—	5,590
Increase in escrow deposit	(13,666)	—	—
Decrease (increase) in other current assets	(106)	1,382	—
(Decrease) increase in accounts payable and accrued expenses	(209)	2,150	(7,001)
(Decrease) increase in accrued interest payable	—	—	(11,421)
Increase in income taxes payable	3,097	744	—
Decrease in accrued income taxes-long term	(53,165)	—	—
Changes in other accounts	—	(338)	3,663
Total adjustments	(99,970)	(33,708)	(431,044)
Net cash (used in) provided by operating activities	(27,694)	(12,621)	26,835
Cash Flows From Investing Activities:
Cash transferred to partnership	—	—	(149,000)
Capital expenditures	(266)	—	(9,725)
Purchase of available-for-sale securities and put and call options	(53,762)	(93,153)	(19,255)
Proceeds from sale of available-for-sale securities and put and call options	62,306	83,612	14,397
Purchase of securities for collateral account	(98,694)	(71,394)	(137,769)
Sale of securities for collateral account	104,483	69,451	69,707
(Increase) decrease in cash in collateral account	(121)	540	—
Cash transferred to collateral account	—	—	(856)
Distribution of profits from partnership	16,605	16,398	2,087
Reimbursement from partnership for excess working capital contribution	—	—	5,000
Purchase of additional minority interests in majority owned Company systems	—	—	(4,045)
Fees and expenses related to contribution of Wireless business	—	—	(16,400)
Other	—	147	175
Net cash provided by (used in) by investing activities	30,551	5,601	(245,684)
Cash Flows From Financing Activities:
Repurchase and retirement of Company’s common stock	(6,617)	(7,273)	(7,027)
Exercise of employee stock options and warrants	—	59	162
Net cash used in financing activities	(6,617)	(7,214)	(6,865
Net increase (decrease) in cash and cash equivalents	(3,760)	(14,234)	(225,714)
Cash and Cash Equivalents, beginning of year	6,499	20,733	246,447
Cash and Cash Equivalents, end of year	$2,739	$6,499	$20,733

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(Amounts and share amounts in thousands)

	Common Stock Class A		Additional paid-in capital	Accumulated Other comprehensive income (loss)	Retained earnings	Total shareholders’ equity
	Shares	Value

Balance, December 31, 2001 (Restated and unaudited)(1)	57,629	$577	$177,139	$(129)	$(5,375)	$172,212

Change in unrealized loss on marketable equity securities, net of tax effect	—	—	—	5,437	—	5,437
Purchase and retirement of treasury stock	(415)	(4)	(7,023)	—	—	(7,027)
Exercise of stock options	56	—	162	—	—	162
Tax benefit from the exercise of stock options	—	—	170	—	—	170
Net income	—	—	—	—	457,879	457,879
Balance, December 31, 2002 (Audited)	57,270	$573	$170,448	$5,308	$452,504	$628,833

Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	(718)	—	(718)
Purchase and retirement of treasury stock	(594)	(6)	(7,267)	—	—	(7,273)
Exercise of stock options	7	—	59	—	—	59
Net income	—	—	—	—	21,087	21,087
Balance, December 31, 2003 (Audited)	56,683	$567	$163,240	$4,590	$473,591	$641,988

Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	1,612	—	1,612
Purchase and retirement of treasury stock and unexchanged shares	(467)	(5)	(6,612)	—	—	(6,617)
Net income	—	—	—	—	72,276	72,276
Balance, December 31, 2004 (Audited)	56,216	$562	$156,628	$6,202	$545,867	$709,259

(1) See footnote 9 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

2.  Contribution of the Company’s Wireless Business to theVerizon Partnership

On December 18, 2001, the Company agreed to contribute substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (“Verizon Partnership”) in exchange for a preferred limited partnership interest in the Verizon Partnership.  The transaction was consummated on August 15, 2002. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business.   After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account approximated $1.112 billion.  According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum.  The Company receives in cash 50% of its preferred return, with the balance being added to its capital account.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s debt.  PCW guaranteed such indebtedness.  However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guaranty being enforced is remote.  Price guaranteed PCW’s obligation under the guaranty, and deposited $70 million in cash ($91.0 million as of December 31, 2004) and other property into a collateral account to secure the guaranty.  Price controls the investment of the assets in the collateral account, has the right to withdraw certain sums such as dividends and interest on investments from the account, and had the right, in addition, to withdraw up to $5 million from the account to cover its ordinary operating expenses, which it did during 2004.  Price and Verizon Communications further agreed that Price retain its cash existing at the closing of the asset contribution which was not reserved to satisfy known liabilities existing at such time (and in any event in a minimum amount of $2 million) for the purpose of making such investments as Price deems appropriate.

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

In the event a qualifying initial public offering of Verizon Wireless does not occur prior to August 15, 2006, or if Verizon Wireless does complete such an offering but an exchange into Verizon Wireless common stock does not occur solely as a result of a breach of agreement by Verizon Wireless, the Preferred Exchangeable Interest will be manditorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  In these circumstances, the number of shares of Verizon Communications common stock issuable to the Company will equal the balance in the Company’s capital account in the Verizon

Partnership on August 15, 2006 divided by the trailing 20-day average closing price of Verizon Communications common stock, but such price may not be less than $40 or more than $74.  At December 31, 2004 the closing market price of Verizon Communications common stock was $40.51. During 2004, the closing market price of Verizon Communications common stock was above $40 numerous times and during the period January 1, 2005 to February 28, 2005 it fluctuated between $35.08 and $41.06.

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

After adjustments for working capital as defined in the asset contribution agreement, the amount of PCW’s initial capital account in the Verizon Partnership approximated $1.112 billion.  Pursuant to the partnership agreement for the Verizon Partnership, PCW is entitled to receive taxable allocations of any profits from the Verizon Partnership in an amount up to its preferred return, which is currently at 2.9% per annum.  Any losses incurred by the Verizon Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account before being allocated to PCW

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting. The initial investment on the Company’s balance sheet equaled the credit in its capital account on the Verizon Partnership’s financial statements. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

3.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Price and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  Certain prior year amounts have been reclassified to conform to current year presentation.

All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it occurred on January 1, 2002.

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

Financial Instruments

At December 31, 2004, 2003 and 2002, substantially all of the Company’s investment securities, including the collateral account, were marketable equity securities classified as “Available-for-Sale Securities”.  The basis on which cost is determined in computing realized gains or losses is specific identification or by average cost.  Unrealized holding gains and losses for available-for-sale securities as well as securities maintained in the collateral account are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

The Company sells put and call options, some of which are for the Company’s own common stock.  These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices.  The Company is required to maintain collateral to support options issued, therefore such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets with changes in fair values recorded as part of other income.  At December 31, 2004, there were no outstanding put and call options and at December 31, 2003, the amounts of unsettled contracts outstanding were not material.

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

Prior to the adoption of SFAS No. 142, the Company continually evaluated whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of such licenses might warrant revision or that the remaining balance of the license rights may not be recoverable. The Company utilized projected undiscounted cash flows over the remaining life of the licenses. Subsequent to the application of SFAS No. 142 the realizability of licenses was evaluated annually. The Company determined fair value by reference to sales of comparable businesses to evaluate the recorded value of licenses.

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

The following table reconciles the number of shares used in the earnings per share calculations:

Diluted Average Common Shares Computation	2004	2003	2002
Basic average common shares outstanding	56,406	56,980	57,332
Dilutive potential common shares – options and warrants	274	252	317
Diluted Average Common Shares	56,680	57,232	57,649
Options excluded from the computation of earnings per share - diluted since option exercise price was greater than the market price of the common shares for the period	614	430	619

Stock Options

In 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value.  Accordingly, no compensation expense is recognized.  Had the fair value method of accounting been applied, the proforma net income would be as follows:

	($ in thousands)
	2004	2003	2002
Net income-as reported	$72,276	$21,087	$457,879
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	—	—	—
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	198	—	678
Net income-pro forma	$72,078	$21,087	$457,201
Basic earnings per share
As reported	$1.28	$0.37	$7.99
Pro forma	1.28	0.37	7.97
Diluted earnings per share
As reported	$1.28	0.37	7.94
Pro forma	1.27	0.37	7.93

Income Taxes

The Company records income taxes to recognize full inter-period tax allocations.   Under the liability method, deferred taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded to reduce deferred tax assets when uncertainty regarding their realizability exists.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of Fin 46 did not have an effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FAS No. 123 ( R), “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123 ( R ) will affect our results of operation to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the Company’s consolidated financial statements (see above).

4.  Fair Value of Financial Instruments

Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

For cash and cash equivalents and other current liabilities, the carrying value approximates fair value due to the short-term nature of those accounts.  Investment securities are recorded at fair value.

The Company has sold put and call options (including some on the Company’s common stock), which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices.  At December 31, 2004, the Company had no open option contracts.

5.  Income Taxes

Provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	($ in thousands)
	2004	2003	2002
Current:
Federal	$(40,412)	$8,673	$(1,807)
State and local	2,066	881	(110)
	(38,346)	9,554	(1,917)
Deferred:
Federal	(3,559)	—	233,039
State and local	(1,125)	—	29
	(4,684)	—	233,068
Tax provision (benefit)	$(43,030)	$9,554	$231,151

For the years ended December 31, 2004, 2003 and 2002, the provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate (35%) because of the following items:

	Year Ended December 31,
	($ in thousands)
	2004	2003	2002
Tax at statutory federal income tax rate	$10,236	$10,986	$241,160
State taxes, net of federal income tax benefit	612	573	(3,630)
Dividends received exclusion	(816)	(850)	—
Utilization of prior years AMT credits	—	(1,271)	—
Adjustment for change in estimate related to accruals	—	—	(6,784)
Non-taxable gain (loss) on sale of securities	—	—	405
Reversal of accrued income taxes-long-term	(53,165)	—	—
Other	103	116	—
	$(43,030)	$9,554	$231,151

During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed the $53 million of accrued income tax-long-term resulting in a reduction of income tax expense for the year ended December 31, 2004.

Deferred tax assets (liabilities) consist of the following:

	December 31,
	($ in thousands)
	2004	2003
Deferred tax assets (liabilities):
Deferred gain on contribution of cellular business	$(531,043)	$(531,043)
Estimated liability to former minority partners	10,016	6,043
Unrealized gain on marketable equity securities-current	(3,771)	(3,060)
Other-current	220	(488)
	(524,578)	(528,548)
Less: Amount included in current assets (liabilities)	4,890	(3,548)
	$(529,468)	$(525,000)

6.  Other Income (Expense)

Other income (expense) consists of the following:

	Year Ended December 31,
	($ in thousands)
	2004	2003	2002
Gain on investments, net	$8,462	$5,891	$760
Dividend Income	3,332	3,470	—
Other, net	732	736	(1,187)
	$12,526	$10,097	$(427)

Other, net for the year 2002 includes the write-off of certain investments.

7.  Estimated Liability to Settle Minority Claims

The Company notified the minority interest holders in the subsidiary corporations, general partnerships and limited partnerships that held certain of the Company’s cellular licenses that effective June 28 and June 30, 2001 these subsidiaries were either dissolved and/or merged into Palmer Wireless Holdings, Inc. (a wholly owned subsidiary of the Company).  Pursuant to the mergers, the minority interest holders have the right to receive merger consideration subject to appraisal rights or other remedies pursuant to applicable state law.  Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings.  In addition, the Company expended approximately $3.6 million in the year ended December 31, 2002 for other purchases of minority interests.  The Company owned 100% of its telephone operating systems after these mergers.  The Company accounted for the purchase of minority interests by first eliminating that portion of the minority interest that represents the Company’s proportionate liability to minority interest holders with the balance being added to the value of the appropriate license.  The Company believes that if the predecessor company (Palmer Wireless) had owned 100% of the markets that it sold to the Company, the acquisition price and therefore the value of the acquired licenses would have increased.  As of December 31, 2003, the Company had accrued $16.0 million as the estimated liability to settle the minority holders’ claims.

On September 30, 2004, the Court of Chancery of the State of Delaware issued a Memorandum Opinion in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of those shares into Palmer. The Court held that PCW, Palmer and MCHC jointly and severally owed $12.7 million to the Petitioners as payment for their minority shares in MCHC including pre-judgment interest. On October 13, 2004 a Final Order and Judgment (“Final Order”) was entered. PCW, Palmer and MCHC appealed the Memorandum Opinion and Final Order to the Supreme Court of the State of Delaware, by asserting that both contained errors of law and fact that warrant a remand to the Court of Chancery to further consider the amount due to the Petitioners.

Prior to the issuance of the Memorandum Opinion and Final Order, the Company had accrued $16 million for amounts potentially due in this case and other similar minority valuation cases, its best estimate of these amounts. During September of 2004 the Company accrued an additional $10.5 million to provide for the higher valuation, including interest to December 31, 2004, by the Court in the Dobler case, on the assumption that this valuation would be the basis for determining value of the minority interests in such other cases. The $10.5 million provision is reflected as loss on contribution of cellular business on the statement of operations and comprehensive income.

While the Company’s appeal in the MCHC case is pending, payment will not be made of the Final Order. However, PCW was required to provide security acceptable to the Court of Chancery. PCW provided such security through an interest bearing escrow account with a recognized financial institution in an amount satisfactory to the Court ($13.6 million), sufficient to cover the judgment specified in the Final Order plus post-judgment interest of 7.5%. Interest on the security account will accrue to PCW.

8.  Shareholders’ Equity

In October 1994, the Company declared a dividend distribution of one Common Share Purchase Right (a “Right”) for each outstanding share of the Company’s common stock. In May 2004, the Company’s Board of Directors approved the extension of the Rights until October 2014. Until exercisable, the Rights will not be transferable apart from the common stock.  Each right has an exercise price of $50.00.  The Rights will become exercisable only if a person or group acquires 20 percent of more of the Company’s common stock, in which event each Right will entitle the holder to purchase for the exercise price common stock in the Compnay having a market value of twice the exercise price of the Rights. In the event the Company is acquired in a merger or similar transaction following such a 20 percent acquisition, each Right entitles the holder to purchase for the exercise price common stock of the surviving company having a market value of twice the exercise price of the Rights.  The Rights may be redeemed by the Company at a nominal price prior to the acquisition of 20 percent of the outstanding shares of the Company’s common stock.

The Company was authorized by its Board of Directors to make purchases of its common stock from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders.  During the three years ended December 31, 2004 the Company purchased and retired the following: 2002-415,000 at an average cost of $16.91; 2003-594,000 at an average cost of $12.21; 2004- 439,000 at an average cost of $15.05. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

In August 1997, in connection with the issuance by a subsidiary of the Company of the 13½% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share.  The Warrants expire on August 1, 2007.  As of December 31, 2004, approximately 36,100 warrants remain unexercised, which are convertible into approximately 243,000 shares of the Company’s common stock.

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004. All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2002.

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

10.  Stock Option Plan

The Company has a long-term incentive plan (the “1992 Long-Term Incentive Plan”), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers.  The maximum number of shares of the Company that are subject to awards granted under the 1992 Long-Term Incentive Plan is 7,655,767.  The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years.  No awards may be granted under such plan on or after December 31, 2002.  On December 3, 2002, the Company’s board of directors approved the Company’s 2003 Long-Term Incentive Plan to replace the prior plan which had expired, subject to approval of the Company’s shareholders at the Company’s 2003 annual meeting of shareholders.  The 2003 Long-Term Incentive Plan was approved by the Company’s shareholders and authorizes the issuance of a maximum of 2.1 million shares of the Company’s common stock, of which 1,916,250 remain available for future issuance.

In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% for 2004; risk free interest rate of 3.72% in 2004, and an expected life of 5 years for 2004.  Expected volatility was assumed to be 31.3% in 2004.  No options were granted in 2002 and 2003 and the Company did not change any of the assumptions for previously issued options.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility.  The Company’s 2003 Long-Term Incentive Plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.  In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted.

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002-AUDITED

A summary of plan transactions is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Grant Average Fair Value

Outstanding at December 31, 2001	766,368	$23.37
Exercised	(52,535)	2.54
Canceled	(210,473)	19.63
Outstanding at December 31, 2002	503,360	27.11
Exercised	(6,891)	8.62
Canceled	(16,013)	18.39
Outstanding at December 31, 2003	480,456	27.68
Exercised	—	—
Canceled	—	—
Issued	183,750	15.11	$5.45
Outstanding at December 31, 2004	664,206	$24.15

The following table summarizes information about stock options outstanding at December 31, 2004:

Exercise Price	Number Outstanding at 12/31/04	Weighted Average Remaining Life	Number Exercisable at 12/31/04
$3.76	24,117	3 years	24,117
$7.62	25,839	3 years	25,839
$19.71	10,500	5 years	10,500
$29.45	210,000	6 years	210,000
$31.35	210,000	6 years	210,000
$15.11	183,750	9 years	—
	664,206		480,456

11.  Related Party Transactions

PCW was a party to an agreement with H.O. Systems, Inc. under which H.O. Systems provided billing and management information services to PCW, and in respect of which PCW made payments to H.O. Systems during the year ended December 31, 2002.  During February of 2002, H.O. Systems was sold to an unrelated third party.  During the years ended December 31, 2002, the Company paid approximately $1.2 million for such services.  A director of the Company, and two adult children of the Chairman and CEO of the Company (and trusts for their children) held indirect equity positions in H.O. Systems.  Such director and one of such adult children served as officers and directors of H.O. Systems.  Such adult child resigned from such positions in November 2001.  The Company continued through August of 2002, to use the services provided by H.O. Systems.

The husband of an officer of the Company is a financial advisor with one of the financial institutions, which executes certain marketable security trades of the Company.

The securities in the collateral account include approximately $43 million and $38 million of Verizon Communications, Inc. common shares at December 31, 2004 and 2003.

12.  Commitments and Contingencies

The Company is involved in various claims and litigation in the ordinary course of business.  In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

The Company maintains one office, its headquarters in New York City. The monthly lease payments are $27,000 per month beginning January 1, 2004 through December 31, 2007.

Rental expense, net of sublease income, for operating leases was approximately $0.3 million, $0.5 million, and $4.0 million million for the years ended December 31, 2004, 2003 and 2002, respectively.

13.  Supplemental Cash Flow Information

The following is supplemental disclosure cash flow information for the years ended December 31, 2004, 2003 and 2002.

	($ in thousands)
	2004	2003	2002

Cash paid for:
Income taxes	$11,725	$7,339	$(1,215)
Interest	—	—	54,214

14.  Equity Investment in the Verizon Partnership

The following table summarizes financial information of Verizon Wireless of the East:

	Year ended December 31,
	($ in thousands)
	2004	2003	2002

Income statement data:
Operating revenues	$526,260	$416,348	$208,983
Operating expenses	316,964	325,455	110,849
Net income	185,157	71,456	84,886

	December 31,
	2004	2003
Balance sheet data:
Current assets	$33,696	$26,065
Wireless licenses	1,640,655	1,640,539
Other assets	321,017	283,602
Liabilities	405,730	495,820
Partners’ Capital	2,157,780	1,989,228

The Company’s portion of total partners’ capital, in the amount of $1,155,499 at December 31, 2004, earns a preferred return of 2.9%, which amounted to $33,332, $32,837 and $12,380 for 2004, 2003 and 2002.

15.  Selected Quarterly Financial Data (Unaudited):

	(Amounts in thousands Except Per Share Amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year Ended December 31, 2003
Income from partnership	$8,056	$8,133	$8,132	$8,516	$32,837
Net income	4,556	6,314	4,390	5,827	21,087
Net income per share:
Basic	0.08	0.11	0.08	0.10	0.37
Diluted	0.08	0.11	0.08	0.10	0.37

Year Ended December 31, 2004
Income from partnership	8,299	8,329	8,360	8,344	33,332
Net income	6,130	6,196	* 53,677	6,273	72,276
Net income per share:
Basic	0.11	0.11	0.95	0.11	1.28
Diluted	0.11	0.11	0.95	0.11	1.28

During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed the $53 million of accrued income tax-long-term resulting in a reduction of income tax expense for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Price Communications Corporation

	By:	/s/ Robert Price
Robert Price,
Chief Executive Officer

Dated: March 16, 2005

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

Signature		Title	Date

By:	/s/ Robert Price	Director, Chief Executive Officer and Treasurer	March 16, 2005
	Robert Price	(Principal Executive Officer)

By:	/s/ Stuart B. Rosenstein	Director	March 16, 2005
Stuart B. Rosenstein

By:	/s/ Robert F. Ellsworth	Director	March 16, 2005
Robert F. Ellsworth

By:	/s/ Kim I. Pressman	Director, Executive Vice President ,Chief	March 16, 2005
	Kim I. Pressman	Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

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

E-1

Exhibit No.	Description

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

15	Schedule II - Valuation and Qualifying Accounts—for the year ended December 31, 2002

21.1	Subsidiaries of Registrant

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

99.0	Verizon Wireless of the East Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002.

E-2