Form 10-K/A
period 2004-12-31
PRICE COMMUNICATIONS CORP
filed 2005-05-02
CIK 355787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-23253

PRICE COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-2991700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 757-5600

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2004, based upon the last reported sale price of the registrant’s common stock on the New York Stock Exchange on that date, was approximately $593.4 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding on February 28, 2005 was 56,216,445.

EXPLANATORY NOTE

This amendment on Form 10-K/A to the Annual Report on Form 10-K of Price Communications Corporation (the “Company”) for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005, is being filed to amend Item 9A of the Original Filing to include the following reports:

•                                the report of the Company’s management on the Company’s internal control over financial reporting, including management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004; and

•                                the report of the Company’s independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting.

The Company omitted these reports from the Original Filing in reliance on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, as set forth in SEC Release No. 34-50754. In accordance with the SEC’s order, the Company is filing the foregoing reports in this amendment to the Original Filing within the period, and subject to the other conditions, prescribed in the order.

This amendment to the Original Filing also amends Item 15 of the Original Filing to file the exhibits required in connection with the amendment to Item 9A.

PART II

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004 the Chief Executive Officer and the Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Since the contribution of the Company’s wireless business in 2002 to a limited partnership controlled by Verizon Wireless, Inc. (the “Verizon Partnership”)as described in the Annual Report to Shareholders in the previously filed 10-K, the Company has not had an active operating business. The Company is primarily a holding Company for its investment in the Verizon Partnership and for other investments in marketable securities and cash. The Company has reduced its staff to a minimal level to support these activities and maximize shareholder value.

Due to the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004 were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Despite the existence of this material weakness, we performed sufficient analysis and other procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles for the year ended December 31, 2004.

Management’s Report on Internal Control and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the securities and Exchange Act of 1934 Rule 13A-15(f) or 15d-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During 2004, we devoted significant resources and time to comply with the provision of the Sarbanes Oxley Act related to internal control over financial reporting. Based on our work, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A “material weakness” is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management has identified a material weakness in our internal controls over financial reporting.

As of December 31, 2004, due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency resulted in audit adjustments to the 2004 financial statements related to marketable securities which were identified by BDO Seidman, LLP, the Company’s independent registered public accounting firm, and could result in other material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated.  Accordingly, management determined that this control deficiency constitutes a material weakness.

Management determined that these errors might have been detected if the Company had additional accountants to assist in the controls in the preparation of financial statements.

Because of the material weakness described above, our management believes that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on the COSO criteria.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by BDO Seidman, LLP as stated in their report, included herein.

Remediation to Address Material Weakness

We will continue to review, revise and improve the effectiveness of our internal controls. We are taking steps to remedy the deficiencies, primarily by engaging external accountants to assist in the preparation and review of the marketable securities transactions. Our Chief Executive Officer and Chief Financial Officer believe these actions will strengthen our internal control over financial reporting and address the material weakness identified above.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting which could significantly affect our internal controls over financial reporting subsequent to the date the Company’s management carried out its evaluation.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

We have audited management’s assessment, included in the accompanying Report of Management on Price Communications Corporation’s Internal Control Over Financial Reporting appearing under Item 9A, that Price Communications Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of the material weakness identified in management’s assessment, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment:

As of December 31, 2004, due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors.  This control deficiency resulted in audit adjustments to the 2004 financial statements related to marketable securities which were identified by BDO Seidman, LLP, the Company’s independent registered public accounting firm and could result in other material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated.  Accordingly, management determined that this control deficiency constitutes a material weakness.

This material weakness was considered in our audit approach and the effect on our report dated March 7, 2005 previously filed on March 16, 2005 with the Securities and Exchange Commission.  The effect of the material weakness noted above in this report does not affect our report dated March 7, 2005 on those financial statements.

In our opinion, management’s assessment that Price Communications Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Price Communications Corporation and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Price Communications Corporation and subsidiaries and our report dated March 7, 2005 expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management’s statements about the Company’s plans to implement new controls relating to the material weakness identified and disclosure about actions taken by the Company after the date of management’s assessment which is contained in the accompanying management report on internal controls over financial reporting.

/s/ BDO SEIDMAN, LLP
New York, New York
April 28, 2005

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company

has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

By:	/S/ ROBERT PRICE
Robert Price,
Chief Executive Officer

Dated:  May 2, 2005

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

Signature		Title	Date

By:	/S/ ROBERT PRICE	Director, Chief Executive	May 2, 2005
	Robert Price	Officer and Treasurer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

15	Schedule II-Valuation and Qualifying Accounts-For the year ended December 31, 2002

21.1	Subsidiaries of Registrant

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche

23.3*	Consent of BDO Seidman, LLP

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32	Certification of CEO and CFO

99.0	Verizon Wireless of the East Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002.

* Filed herewith