Form 10-Q
period 2005-03-31
PRICE COMMUNICATIONS CORP
filed 2005-05-10
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the issuer’s common stock as of March 31, 2005 was 56,216,445.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.            Financial Statements

PRICE  COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$3,660	$2,739
Available for sale securities	4,801	5,588
Escrow deposit	13,738	13,666
Deferred income taxes	5,005	4,890
Prepaid expense	107	106

Total current assets	27,311	26,989

Restricted cash and securities (principally securities)	81,785	90,998
Investment in limited partnership	1,159,732	1,155,499
Other assets	598	617
	$1,269,426	$1,274,103

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable (current and deferred)	3,000	3,893
Estimated liability to former minority partners-current	13,190	12,947
Other current liabilities	6,595	4,966

Total current liabilities	22,785	21,806

Deferred income taxes, net	525,654	529,468
Estimated liability to former minority partners	13,864	13,570

Total liabilities	562,303	564,844

Commitments and contingencies

Shareholders’ equity	707,123	709,259
	$1,269,426	$1,274,103

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	For the three months
	ended March 31,
	2005	2004

Revenue:
Earnings from partnership	$8,420	$8,299

Operating expenses:
General and administrative	2,624	3,128
Depreciation and amortization	19	—

Operating income	5,777	5,171

Interest expense	536	—
Other income, net	962	4,459

Income before income taxes	6,203	9,630

Income tax expense	2,206	3,500
Net income	3,997	6,130

Other comprehensive income, net of tax
Unrealized loss on available for sale securities	(5,927)	(506)
Reclassification adjustment	(206)	(1,189)
Comprehensive income	$(2,136)	$4,435

Per share data:
Basic earnings per share	$0.07	$0.11
Weighted average shares outstanding	56,216,445	56,591,850
Diluted earnings per share	$0.07	$0.11
Weighted average shares outstanding	56,497,045	56,837,550

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months
	ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,997	$6,130
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from partnership	(8,420)	(8,299)
Depreciation and amortization	19	—
Accrued interest on estimated liability to former minority partners	536	—
Gain on available for sale marketable securities and options	(17)	(3,164)
Increase in escrow deposit	(72)	—
Increase (decrease) in income taxes receivable/payable	(896)	3,325
Increase in other current liabilities	—	395
Increase in accrued expenses	1,627	—
Increase (decrease) in deferred income tax liability	(204)	—
Total adjustments	(7,427)	(7,743)
Net cash used in operating activities	(3,430)	(1,613)

Cash flows from investing activities:
Capital expenditures	—	(35)
Proceeds from sale of securities and put and call options	19,226	45,157
Purchase of securities and put and call options	(18,536)	(47,752)
Decrease (increase) in cash in collateral account cash	(526)	206
Distribution of profits from partnership	4,187	4,127
Net cash provided by (used in) investing activities	4,351	1,703

Cash flows from financing activities:
Purchase and retirement of common stock	—	(1,946)
Net cash used in financing activities	—	(1,946)

Net increase (decrease) in cash and cash equivalents	921	(1,856)
Cash and cash equivalents at the beginning of period	2,739	6,499
Cash and cash equivalents at the end of period	$3,660	$4,643

Supplemental disclosure of cash flow information:
Income taxes paid	$3,302	$175

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
	Class A		paid-in	comprehensive	Retained	shareholders’
	Shares	Par Value	capital	income/(loss)	earnings	equity

Balance at December 31, 2004	56,216	$562	$156,628	$6,202	$545,867	$709,259

Change in unrealized gain (loss) on available for sale securities net of tax effect				(6,133)		(6,133)
Net income					3,997	3,997

Balance, March 31, 2005	56,216	$562	$156,628	$69	$549,864	$707,123

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

The unaudited interim Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission.  These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2004.  In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods.  All such adjustments are of a normal and recurring nature.  The results for any interim period are not necessarily indicative of the results to be expected for a full year.

All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2004.

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

Under a letter agreement dated August 9, 2002, PCW is a guarantor of $350 million of the Verizon Partnership debt to Verizon Communications.  However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company initially deposited $70 million in a separate collateral account to support such guaranty.  The Company has the right to withdraw certain sums such as interest and dividends from the account and had the right to withdraw up to $5 million from this account to cover its ordinary operating expenses, which it did during 2004.

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

	($in thousands)
	Three Months Ended March 31,
	2005	2004
Net income as reported	$3,997	$6,130
Estimated fair value of net option grants, net of forfeitures	(120)	—
Proforma net income	3,877	6,130
Proforma basic earnings per share	.07	.11
Proforma diluted earnings per share	.07	.11

(4)           Shareholders’ Equity

The Company’s Board of Directors has authorized stock repurchase programs of the Company’s common stock. During the three months ended March 31, 2005 the Company did not purchase any shares pursuant to such authorizations. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004.  All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2004.

(5)           Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Income statement data:
Operating revenues	$142,911	$117,826
Operating expenses	86,400	63,028
Net income	51,425	48,520

	March 31, 2005	December 31, 2004
Balance sheet data:
Current assets	$37,609	$33,696
Wireless licenses	1,640,655	1,640,655
Total assets	2,011,333	1,995,368
Total liabilities	377,031	405,730
Partners’ capital	1,624,343	1,584,780

The Company’s portion of total partners’ capital in the amount of $1.159 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.4 and $8.3 million for the three months ended March 31, 2005 and March 31, 2004.

(6)           Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123( R),  “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for fiscal years beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123( R ) will affect our results of operation to an extent similar to that as presented in our FAS 123 pro forma disclosure included in Note 3 above.

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

Financial Instruments

At March 31, 2005, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options, some of which puts are in the Company’s own common stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support the options it holds.  Therefore, such unsettled contracts are classified as liabilities in the Company’s consolidated balance sheet, if unsettled at the balance sheet date, with changes in fair values recorded as part of other income. As of  March 31, 2005, there were no option contracts outstanding.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123( R),  “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for fiscal years beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123( R ) will affect our results of operation to an extent similar to that as presented in our FAS 123 pro forma disclosure included in Note 3 of the Company’s consolidated financial statements.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings as indicated in Note 4 in the Notes to Consolidated financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership increased to and $8.4 million for the quarter ended March 31, 2005 compared to $8.3 million for the quarter ended March 31, 2004 as result of the preferred return accrued on the accumulated  balance in the Company’s partnership account.

Operating Expenses.  Operating expenses are comprised mainly of general and administrative expenses which were $2.6 million and $3.1 million for the first three months of 2005 and 2004, respectively. The principal expenses during the first three months of 2005 and 2004 were payroll and related expenses. In the first three months of 2004, the Company incurred approximately $600,000 of legal fees in connections with cellular legal matters. Such expenses were approximately $100,000 in the first quarter of 2005.

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 are entitled to receive merger consideration. Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings. As of December 31, 2004, the Company had accrued $26.5 million including interest (of which $12.9 million was classified as current) as the estimated liability to settle the minority holders’ claims. During the quarter ended March 31, 2005, the Company accrued an additional $536,000 of interest on the estimated liability payable to former minority partners.

Other Income, Income Taxes and Net Income.  Other income decreased to $1 million in the quarter ended March 31, 2005 from $4.5 million in the quarter ended March 31, 2004 mainly as a result of a decrease in net gains from marketable securities transactions. Such gains were $3.2 million in the three months ended March 31, 2005, compared to $17,000 in the three months ended March 31, 2004. This decrease in realized gains was due to the volatile and more difficult market conditions in the first quarter of 2005.

Income tax expense has been provided for the first three months of 2005 and 2004 at effective rates of 35.6% and 36.3%, respectively, which represent the estimated effective rates for the corresponding years.

The net income of $4.0 million for the first three months of 2005 compared to net income of $6.1 million for the first three months of 2004 is primarily a function of the decrease in realized gains on the sales of securities.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote.  In connection with the guaranty, Price established a $70 million collateral account (with a market value of $81.8 million as of March 31, 2005), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and had the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses, which it did during 2004.

As of March 31, 2005, the Company has approximately $3.7 million of cash and cash equivalents and $4.8 million in marketable securities.  It anticipates receiving approximately $16.7 million during the current year as its 50% distribution from its preferred investment, of which approximately $4.2 million was received during the first three months of the year.  Based on its current and anticipated cash receipts, the Company can meet its current cash requirements.  There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of March 31, 2005.  In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock is below $40 per share for an extended period of time.  The Company believes its investment in the Verizon Partnership is realizable at its recorded value at March 31, 2005.

Item 4. Procedures and Controls

As of December 31, 2004 the Chief Executive Officer and the Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Since the contribution of the Company’s wireless business in 2002 to a limited partnership controlled by Verizon Wireless, Inc. as described in the Annual Report to Shareholders in the previously filed 10-K, the Company has not had an active operating business. The Company is primarily a holding Company for its investment in the Verizon Partnership and for other investments in marketable securities and cash. The Company has reduced its staff to a minimal level to support these activities and maximize shareholder value.

As reported in our 10K/A filed on May 2, 2005, as of December 31, 2004, due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency resulted in audit adjustments to the 2004 financial statements related to marketable securities which were identified by BDO Seidman, LLP, the Company's independent registered public accounting firm, and could result in other material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Management determined that these errors might have been detected if the Company had additional accountants to assist in the controls in the preparation of financial statements.

During the quarter ended March 31, 2005, the Company has continued to review, revise and improve the effectiveness of our internal controls. We have taken some steps to remedy the deficiencies, primarily by engaging external accountants to assist in the preparation and review of the marketable securities transactions. Our Chief Executive Officer and Chief Financial Officer believe these actions will strengthen our internal control over financial reporting and address the material weakness referred to above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities-

None

Item 3.	Defaults Upon Senior Securities

Not Applicable. The Company has no debt securities outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		31.1	Certification of the Chief Executive Officer

		31.2	Certification of the Chief Financial Officer

		32	Certification of the Chief Executive Officer and Chief Financial Officer

	(b)	Reports on Form 8-K

Form 8-K Dated March 21, 2005 reporting earnings for the period ended December 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

Date: May 10, 2005	By:	/s/ Robert Price
Robert Price
Director, President and Treasurer

		By:	/s/ Kim I. Pressman
Kim I. Pressman
Director, Executive Vice President
and Chief Financial Officer