Form 10-Q
period 2005-06-30
PRICE COMMUNICATIONS CORP
filed 2005-08-09
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the issuer’s common stock as of June 30, 2005 was 56,216,445.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.                                        Financial Statements

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$421	$2,739
Available for sale securities	4,491	5,588
Escrow deposit	13,818	13,666
Income taxes receivable (current and deferred)	930	4,890
Prepaid expense	113	106

Total current assets	19,773	26,989

Restricted cash and securities (principally securities)	79,495	90,998
Investment in limited partnership	1,163,958	1,155,499
Other assets	580	617
	$1,263,806	$1,274,103

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable	—	3,893
Estimated liability to former minority partners-current	14,637	12,947
Other current liabilities	4,458	4,966

Total current liabilities	19,095	21,806

Deferred income taxes, net	520,845	529,468
Estimated liability to former minority partners	14,136	13,570

Total liabilities	554,076	564,844

Commitments and contingencies

Shareholders’ equity	709,730	709,259
	$1,263,806	$1,274,103

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Revenue:
Earnings from partnership	$8,436	$8,329	$16,857	$16,628

Operating expenses:
General and administrative	1,268	874	3,892	4,002
Provision for cellular legal matters	1,200	—	1,200	—
Depreciation and amortization	21	—	40	—
Interest expense	565	—	1,101	—
Other (income)	(1,278)	(2,271)	(2,240)	(6,730)

Income before income taxes	6,660	9,726	12,864	19,356

Income tax expense	2,381	3,530	4,587	7,030
Net income	4,279	6,196	8,277	12,326

Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities	(1,124)	1,085	(7,052)	579
Reclassification adjustment	(548)	(663)	(754)	(1,852)
Comprehensive income	$2,607	$6,618	$471	$11,053

Per share data:
Basic earnings per share	$0.08	$0.11	$0.15	$0.22
Weighted average shares outstanding	56,216,445	56,463,000	56,216,445	57,165,150
Diluted earnings per share	$0.08	$0.11	$0.15	$0.21
Weighted average shares outstanding	56,495,376	56,738,000	56,496,220	57,417,150

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,277	$12,326
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from partnership	(16,857)	(16,628)
Depreciation and amortization	40	—
Accrued interest on estimated liability to former minority partners	1,056	—
Gain on available for sale marketable securities and options	(340)	(4,647)
Increase in escrow deposit	(152)	—
Increase (decrease) in income taxes receivable/payable	(4,823)	841
Decrease in other current liabilities	—	(146)
Increase in accrued expenses	(509)	—
Increase in estimated liability to former minority partners	1,200	—
Increase (decrease) in deferred income tax liability	1,016	(203)
Total adjustments	(19,369)	(20,783)
Net cash used in operating activities	(11,092)	(8,457)

Cash flows from investing activities:
Increase in other assets	(3)	—
Proceeds from sale of securities and put and call options	35,370	72,447
Purchase of securities and put and call options	(32,790)	(71,374)
Decrease (increase) in cash in collateral account	(2,201)	193
Distribution of profits from partnership	8,398	8,276
Net cash provided by investing activities	8,774	9,542

Cash flows from financing activities:
Purchase and retirement of common stock	—	(3,621)
Net cash used in financing activities	—	(3,621)

Net decrease in cash and cash equivalents	(2,318)	(2,536)
Cash and cash equivalents at the beginning of period	2,739	6,499
Cash and cash equivalents at the end of period	$421	$3,963

Supplemental disclosure of cash flow information:
Income taxes paid	$8,393	$6,189

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(in thousands)

(Unaudited)

			Additional paid-in capital	Accumulated other comprehensive income/(loss)	Retained earnings	Total shareholders’ equity
	Common Stock
	Class A
	Shares	Par Value

Balance at December 31, 2004	56,216	$562	$156,628	$6,202	$545,867	$709,259

Change in unrealized gain (loss) on available for sale securities, net of tax effect				(7,806)		(7,806)
Net income					8,277	8,277
Balance, June 30, 2005	56,216	$562	$156,628	$(1,604)	$554,144	$709,730

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

If Verizon Wireless does not complete such an initial public offering by August 15, 2006 or an initial public offering does occur within the prescribed time frame but such exchange does not occur because of a breach of contract by Verizon Wireless, the preferred exchangeable interest will be mandatorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  The price used for the calculation of the number of shares that would be issued in such an exchange is the trailing 20-day average for Verizon Communications common stock but not less than $40, nor more than $74. As a consequence of the $40 floor, if shares of Verizon Communications were to continue to trade at below $40 at the time of the exchange, the number of Verizon Communications shares that would be issued to the Company in the exchange would be limited by the $40 floor rather than being based on the actual trading price of the Verizon Communications shares. The Company would then receive fewer shares than would be the case if there were no $40 floor. As of June 30, 2005 shares of Verizon Communications were trading at $34.55.

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

	($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$4,279	$6,196	$8,277	$12,326
Estimated fair value of net option grants, net of forfeitures	(64)	(50)	(184)	(50)
Proforma net income	$4,215	$6,146	$8,093	$12,276
Proforma basic earnings per share	$.07	$.11	$.14	$.22
Proforma diluted earnings per share	$.07	$.11	$.14	$.21

(4)                     Shareholders’ Equity

The Company’s Board of Directors has authorized stock repurchase programs of the Company’s common stock. During the six months ended June 30, 2005 the Company did not purchase any shares pursuant to such authorizations. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004.  All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2004.

(5)                     Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended, June 30, 2005	Six Months Ended, June 30, 2004
Income statement data:
Operating revenues	$155,161	$124,182	$298,072	$234,104
Operating expenses	96,598	79,478	182,998	142,506
Net income	53,289	47,314	104,714	95,834

	June 30, 2005	December 31, 2004
Balance sheet data:
Current assets	$62,256	$33,696
Wireless licenses	1,640,655	1,640,655
Total assets	2,050,836	1,995,368
Total liabilities	378,918	405,730
Partners’ capital	1,665,747	1,584,780

The Company’s portion of total partners’ capital in the amount of $1.164 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.4 million and $8.3 million for the quarter ended June 30, 2005 and June 30, 2004 and $16.9 million and $16.6 million for the six months ended June 30, 2005 and June 30, 2004.

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

(7)                     Subsequent Events-Estimated Liability To Former Minority Partners

On November 12, 2004, the Company appealed to the Supreme Court in the State of Delaware the Memorandum Opinion and Final Order that had been issued in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer. Amounts due under the Memorandum Opinion and Final Order are included in the estimated liability to former minority partners. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgement, and also made the Company responsible for payment of the petitioners’ reasonable legal fees. Based on information obtained from the petitioner’s legal counsel, the Company estimates that such payment will be approximately $1.2 million and has accrued that amount as of June 30, 2005.

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

Financial Instruments

At June 30, 2005, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options, some of which puts are in the Company’s own common stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support the options it holds.  Therefore, such unsettled contracts are classified as liabilities in the Company’s consolidated balance sheet, if unsettled at the balance sheet date, with changes in fair values recorded as part of other income. As of June 30, 2005, there were no option contracts outstanding.

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

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings as indicated in Note 5 in the Notes to Consolidated financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership increased to $8.4 million and $16.9 million for the quarter and six months ended June 30, 2005 compared to $8.3 million and $16.6 million for the quarter and six months ended June 30, 2004 as result of the preferred return accrued on the accumulated balance in the Company’s partnership account.

Operating Expenses.  Operating expenses are comprised mainly of general and administrative expenses which were approximately $1.3 million and $900,000 for the second quarter of 2005 and 2004, but were $3.9 million and $4.0 million for the first six months of 2005 and 2004, respectively. The principal expenses during the first six months of 2005 and 2004 continued to be payroll and related expenses and legal fees, primarily in connection with cellular legal matters. The increase in general and administrative expenses of approximately 45% for the quarter ended June 30, 2005 compared to 2004 was due to the timing of the incurrence of legal fees during the first two quarters of each year.  In 2005 the legal fees were incurred mainly in the second quarter, but in 2004, such expenses were weighted toward the first quarter. Total general and administrative expenses decreased by 2.7% for the six month period of 2005.

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 are entitled to receive merger consideration. Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings. As of December 31, 2004, the Company had accrued $26.5 million including interest (of which $12.9 million was classified as current) as the estimated liability to settle the minority holders’ claims. During the quarter and six months ended June 30, 2005, the Company accrued an additional $519,000 and $1,055,000 of interest on the estimated liability payable to former minority partners.

Additionally, on November 12, 2004, the Company appealed to the Supreme Court in the State of Delaware the Memorandum Opinion and Final Order that had been issued in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer. Amounts due under the Memorandum Opinion and Final Order are included in the estimated liability to former minority partners. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgement, and also made the Company responsible for payment of the petitioners’ reasonable legal fees. Based on information obtained from the petitioner’s legal counsel, the Company estimates that such payment will be approximately $1.2 million and has accrued that amount as of June 30, 2005.

Other Income, Income Taxes and Net Income.  Other income decreased to $1.3 and $2.2 million in the quarter and six months ended June 30, 2005 from $2.2 million and $6.7 million in the quarter and six months ended June 30, 2004 mainly as a result of a decrease in net gains from marketable securities transactions. Such gains were approximately $320,000 and $340,000 in the three months and six months ended June 30, 2005, compared to $1.4 million and $4.6 million in the three and six months ended June 30, 2004. This decrease in realized gains was due to the volatile and more difficult market conditions in 2005.

Income tax expense has been provided for the first half of 2005 and 2004 at effective rates of 35.7% and 36.3%, respectively, and for the quarters ended June 30, 2005 and 2004 at 35.8% and 36.3%, respectively, which represents the estimated effective rates for the corresponding periods.

The net income of $4.3 million and $8.3 million for the three and six months ended June 30, 2005 compared to net income of $6.2 million and $12.3 million for the three and six months ended June 30, 2004 decreased primarily because of the decrease in realized gains on the sales of securities and the additional accrual of amounts due to former minority interest holders, including interest on the amounts due to them.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote.  In connection with the guaranty, Price established a $70 million collateral account (with a market value of $79.5 million as of June 30, 2005), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and had the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses, which it did during 2004.

As of June 30, 2005, the Company has approximately $400,000 of cash and cash equivalents and $4.5 million in marketable securities.  It anticipates receiving approximately $16.8 million during the current year as its 50% distribution from its preferred investment, of which approximately $8.4 million was received during the first six months of the year.  Based on its current and anticipated cash receipts, the Company can meet its current cash requirements.  There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of June 30, 2005.  In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock continues to be below $40 per share (the lowest price at which the partnership interest is convertible in 2006 pursuant to the Company’s agreement with Verizon) for an extended period of time. On June 30, 2005, those shares closed at a price of $34.55. The Company believes its investment in the Verizon Partnership is realizable at its recorded value at June 30, 2005.

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

As reported in our 10-K/A filed on May 2, 2005, as of December 31, 2004, due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency resulted in audit adjustments to the 2004 financial statements related to marketable securities which were identified by BDO Seidman, LLP, the Company’s independent registered public accounting firm, and could result in other material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Management determined that these errors might have been detected if the Company had additional accountants to assist in the controls in the preparation of financial statements.

Based on the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005, management believes that the material weakness referred to above still exists in that the Company has not added any accountants to staff, however, the Company has continued to review, revise and improve the effectiveness of our internal controls. We have taken some steps to remedy the deficiencies, primarily by engaging external accountants to assist in the preparation and review of the marketable securities transactions. Our Chief Executive Officer and Chief Financial Officer believe these actions will strengthen our internal control over financial reporting and address the material weakness referred to above.

PART II

OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities-

None

Item 3.           Defaults Upon Senior Securities

Not Applicable. The Company has no debt securities outstanding.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)  On May 3, 2005 the Registrant held its annual meeting of shareholders.

(b)  Messrs. Frank Osborn and Stuart Rosenstein were elected directors at the meeting. The term as director of Robert Price, Kim I. Pressman and Robert F. Ellsworth continued after the meeting.

(c)  The votes cast at the meeting were as follows:

	Votes Cast For	Authority Withheld

Frank Osborn	48,777,495	456,428
Stuart Rosenstein	48,703,151	525,772

Item 5.           Other Information

None.

Item 6.           Exhibits

31.1 Certification of the Chief Executive Officer

31.2 Certification of the Chief Financial Officer

32     Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

Date: August 9, 2005	By:	/s/ Robert Price
Robert Price
Director, President and Treasurer

	By:	/s/ Kim I. Pressman
Kim I. Pressman
Director, Executive Vice President
and Chief Financial Officer