Form 10-Q
period 2005-09-30
PRICE COMMUNICATIONS CORP
filed 2005-11-09
CIK 355787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No☐

The number of shares outstanding of the issuer’s common stock as of September 30, 2005 was 56,233,995.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.              Financial Statements

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,053	$2,739
Available for sale securities	3,330	5,588
Escrow deposit	—	13,666
Income taxes receivable (current and deferred)	—	4,890
Prepaid expense	111	106

Total current assets	7,494	26,989

Restricted cash and securities (principally securities)	75,884	90,998
Investment in limited partnership	1,168,207	1,155,499
Other assets	559	617
	$1,252,144	$1,274,103

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable	2,700	3,893
Estimated liability to former minority partners-current	2,132	12,947
Other current liabilities	1,930	4,966

Total current liabilities	6,762	21,806

Deferred income taxes, net	518,408	529,468
Estimated liability to former minority partners	14,427	13,570

Total liabilities	539,597	564,844

Commitments and contingencies

Shareholders’ equity	712,547	709,259
	$1,252,144	$1,274,103

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Revenue:
Earnings from partnership	$8,467	$8,360	$25,324	$24,988

Operating expenses:
General and administrative	1,326	706	5,258	4,708
Provision and accrued settlement of cellular legal matters	1,259	10,000	2,459	10,000
Interest expense	401	—	1,502	—
Other income, net	(1,141)	(1,908)	(3,380)	(8,638)

Income (loss) before income taxes	6,622	(438)	19,485	18,918
Income tax expense (benefit)	1,570	(54,115)	6,157	(47,085)
Net income	5,052	53,677	13,328	66,003

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	(2,368)	2,409	(9,420)	2,988
Reclassification adjustment	(119)	(249)	(873)	(2,101)
Comprehensive income	$2,565	$55,837	$3,035	$66,890

Per share data:
Basic earnings per share	$0.09	$0.95	$0.24	$1.17
Weighted average shares outstanding	56,240,000	56,341,000	56,224,000	56,464,000
Diluted earnings per share	$0.09	$0.95	$0.24	$1.16
Weighted average shares outstanding	56,516,000	56,627,000	56,503,000	56,738,000

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the nine months
	ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,328	$66,003
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from partnership	(25,324)	(24,988)
Depreciation and amortization	59	—
Gain on available for sale marketable securities and options	(435)	(5,381)
Deferred taxes	1	(4,450)
Changes in operating assets and liabilities:
Decrease in escrow deposit	13,666	—
Increase (decrease) in income taxes receivable/payable	(1,193)	2,182
Increase in other assets	—	(188)
Decrease in other current liabilities	(3,036)	(9)
(Decrease) increase in estimated liability to former minority partners, net	(9,958)	10,000
Decrease in accrued income taxes-long term	—	(53,165)
Total adjustments	(26,220)	(75,999)
Net cash used in operating activities	(12,892)	(9,996)

Cash flows from investing activities:
Proceeds from sale of securities and put and call options	38,107	95,382
Purchase of securities and put and call options	(34,561)	(96,827)
(Increase) decrease in cash in collateral account	(2,209)	179
Distribution of profits from partnership	12,616	12,433
Net cash provided by investing activities	13,953	11,167

Cash flows from financing activities:
Purchase and retirement of common stock	(144)	(5,565)
Exercise of employee stock options	397	—
Net cash provided by (used in) financing activities	253	(5,565)

Net decrease in cash and cash equivalents	1,314	(4,394)
Cash and cash equivalents at the beginning of period	2,739	6,499
Cash and cash equivalents at the end of period	$4,053	$2,105

Supplemental disclosure of cash flow information:
Income taxes paid	$7,349	$8,347

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
	Class A		paid-in	comprehensive	Retained	shareholders’
	Shares	Par Value	capital	income/(loss)	earnings	equity

Balance at December 31, 2004	56,216	$562	$156,628	$6,202	$545,867	$709,259

Change in unrealized gain (loss) on available for sale securities, net of tax effect				(10,293)		(10,293)
Stock option exercise	26	—	397			397
Purchase and retirement of treasury stock and unexchanged shares	(9)	—	(144)			(144)
Net income					13,328	13,328

Balance, September 30, 2005	56,233	$562	$156,881	$(4,091)	$559,195	$712,547

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

If Verizon Wireless does not complete such an initial public offering by August 15, 2006 or an initial public offering does occur within the prescribed time frame but such exchange does not occur because of a breach of contract by Verizon Wireless, the preferred exchangeable interest will be mandatorily exchanged for shares of Verizon Communications common stock on approximately August 15, 2006.  The price used for the calculation of the number of shares that would be issued in such an exchange is the trailing 20-day average for Verizon Communications common stock but not less than $40, nor more than $74. As a consequence of the $40 floor, if shares of Verizon Communications were to continue to trade at below $40 at the time of the exchange, the number of Verizon Communications shares that would be issued to the Company in the exchange would be limited by the $40 floor rather than being based on the actual trading price of the Verizon Communications shares. The Company would then receive fewer shares than would be the case if there were no $40 floor and the total value of those shares would be less than the value of the investment the Company carries on its balance sheet. As of September 30, 2005 shares of Verizon Communications were trading at $32.69.

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

	($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$5,052	$53,667	$13,328	$66,003
Estimated fair value of net option grants, net of forfeitures	(63)	(74)	(247)	(124)
Proforma net income	$4,989	$53,593	$13,081	$65,879
Proforma basic earnings per share	$.09	$.95	$.23	$1.17
Proforma diluted earnings per share	$.09	$.95	$.23	$1.16
Black-Scholes Methodology Assumptions:
Dividend Yield	0%	0%	0%	0%
Risk free interest rate	3.72%	3.72%	3.72%	3.72%
Expected lives of options	5 years	5 years	5 years	5 years

Volatility of 31.326% was used to determine the fair value of options issued to employees.

(4)           Shareholders’ Equity

The Company’s Board of Directors has authorized stock repurchase programs of the Company’s common stock. During the nine months ended September 30, 2005 the Company purchased a total of 8,700 shares pursuant to such authorizations. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004.  All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2004.

(5)           Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended,	Ended,
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Income statement data:
Operating revenues	$167,568	$136,237	$465,640	$387,255
Operating expenses	107,564	82,167	290,562	224,673
Net income	55,157	47,806	159,871	143,640

	September 30, 2005	December 31, 2004
Balance sheet data:
Current assets	$108,027	$33,696
Wireless licenses	1,640,655	1,640,655
Total assets	2,097,878	1,995,368
Total liabilities	381,379	405,730
Partners’ capital	1,709,011	1,584,780

The Company’s portion of total partners’ capital in the amount of $1.168 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.5 million and $8.4 million for the quarter ended September 30, 2005 and September 30, 2004 and $25.3 million and $25.0 million for the nine months ended September 30, 2005 and September 30, 2004.

(6)           Estimated Liability To Former Minority Partners

On November 12, 2004, the Company appealed to the Supreme Court in the State of Delaware the Memorandum Opinion and Final Order that had been issued in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer. Amounts due under the Memorandum Opinion and Final Order are included in the estimated liability to former minority partners. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgement, and also made the Company responsible for payment of the petitioners’ reasonable legal fees. The judgement was paid out of the escrow account that had been set up after the November 2004 Opinion and Final Order. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2,459,000. The Company is contesting the reasonableness of such amount.  The judge has assigned this matter to a special master to determine the reasonability of petitioners’ legal fees. The Company paid approximately $327,000 of this amount and the remainder in the amount of $2,132,000 has been accrued on the balance sheet in the estimated liability to former minority partners – current.

(7)           Recent Accounting Pronouncements

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

Financial Instruments

At September 30, 2005, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options, some of which puts are in the Company’s own common stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support the options it holds.  Therefore, such unsettled contracts are classified as liabilities in the Company’s consolidated balance sheet, if unsettled at the balance sheet date, with changes in fair values recorded as part of other income. As of September 30, 2005, there were no option contracts outstanding.

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

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings as indicated in Note 5 in the Notes to Consolidated Financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership increased to $8.5 million and $25.3 million for the quarter and nine months ended September 30, 2005 compared to $8.4 million and $25.0 million for the quarter and nine months ended September 30, 2004 as result of the preferred return accrued on the accumulated balance in the Company’s partnership account.

Operating Expenses.  Operating expenses are comprised mainly of general and administrative expenses which were approximately $1.3 million and $700,000 for the third quarter of 2005 and 2004, but were $5.3 million and $4.7 million for the first nine months of 2005 and 2004, respectively. The principal expenses during the first nine months of 2005 and 2004 continued to be payroll and related expenses and legal fees, primarily in connection with cellular legal matters. The increase in general and administrative expenses of approximately 88% and 12% for the three and nine months ended September 30, 2005 compared to 2004 was primarily due to increased legal expenses. The Company and its counsel began to prepare for the trial of certain legal matters related to the Company’s former minority partners. These cases had been inactive during the first nine months of 2004.

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 are entitled to receive merger consideration. Amounts payable to such minority interest holders may be finally determined by negotiations between the parties or if such negotiations fail, by applicable state court proceedings. As of December 31, 2004, the Company had accrued $26.5 million including interest (of which $12.9 million was classified as current) as the estimated liability to settle the minority holders’ claims. During the quarter and nine months ended September 30, 2005, the Company accrued an additional $390,000 and $1,446,000 of interest on the estimated liability payable to former minority partners.

Additionally, on November 12, 2004, the Company appealed to the Supreme Court in the State of Delaware the Memorandum Opinion and Final Order that had been issued in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer. Amounts due under the Memorandum Opinion and Final Order are included in the estimated liability to former minority partners. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgement, and also made the Company responsible for payment of the petitioners’ reasonable legal fees. The judgement was paid out of the escrow account that had been set up after the November 2004 Opinion and Final Order. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2,459,000. The Company has accrued this amount, but is contesting the reasonableness of such amount. The judge has assigned this matter to a special master to determine the reasonability of petitioners’ legal fees. The Company paid approximately $327,000 of this amount and the remainder in the amount of $2,132,000 has been accrued on the balance sheet in the estimated liability to former minority partners – current.

Other Income, Income Taxes and Net Income.  Other income decreased to $1.1 million and $3.4 million in the quarter and nine months ended September 30, 2005 from $1.9 million and $8.6 million in the quarter and nine months ended September 30, 2004 mainly as a result of a decrease in net gains from marketable securities transactions. Such gains were approximately $95,000 and $435,000 in the three months and nine months ended September 30, 2005, compared to $737,000 and $5.4 million in the three and nine months ended September 30, 2004. This decrease in realized gains was due to the volatile and more difficult market conditions in 2005.

Income tax expense has been provided for the first nine months of 2005 and 2004 at effective rates of 31.6% and 35.7%, respectively, and 23.7% for the quarter ended September 30, 2005. For the quarter ended September 30, 2004, there was a net income tax benefit. The effective tax rates in 2005 are lower than the effective tax rates in 2004 primarily resulting from overaccruals from prior years and a reduction of the expected effective tax rate for 2005.

The net income of $5.1 million and $13.3 million for the three and nine months ended September 30, 2005 compared to net income of $53.7 million and $66.0 million for the three and nine months ended September 30, 2004 decreased primarily because in the third quarter of 2004, the Company reversed a long-term tax accrual of $53.1 million due to the expiration of applicable statutes. This amount was partially offset by a provision for cellular legal matters of $10.0 million during that quarter. Additionally there was a decrease in realized gains on the sales of securities for both the quarter and nine months ended September 30,2005.

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

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote. This guarantee will expire when the Company converts the partnership interest to Verizon common stock in August of 2006. In connection with the guaranty, Price established a $70 million collateral account (with a market value of $75.9 million as of September 30, 2005), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments and had the right to withdraw up to an additional $5 million in the aggregate from the account in order to cover its ordinary operating expenses, which it did during 2004. The restrictions on this account will end upon the August 2006 conversion of the partnership interest to common stock.

As of September 30, 2005, the Company has approximately $4.1 million of cash and cash equivalents and $3.3 million in marketable securities.  It anticipates receiving approximately $16.8 million during the current year as its 50% distribution from its preferred investment, of which approximately $12.6 million was received during the first nine months of the year.  Based on its current and anticipated cash receipts, the Company can meet its current cash requirements.  There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk as it relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of September 30, 2005.  In addition, the realizability of the Company’s investment in the Verizon Partnership could be affected if the price of Verizon Communications common stock continues to be below $40 per share (the lowest price at which the partnership interest is convertible in 2006 pursuant to the Company’s agreement with Verizon) for an extended period of time. On September 30, 2005, those shares closed at a price of $32.69. The Company believes its investment in the Verizon Partnership is realizable at its recorded value at September 30, 2005.

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

Based on the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005, management believes that the material weakness referred to above still exists, in that the Company has not added any accountants to staff, however,  the Company has continued to review, revise and improve the effectiveness of our internal controls. We have taken some steps to remedy the deficiencies, primarily by engaging external accountants to assist in the preparation and review of the marketable securities transactions. Our Chief Executive Officer and Chief Financial Officer believe these actions will strengthen our internal control over financial reporting and address the material weakness referred to above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Management’s Discussion and Analysis of Financial Condition and Results of Operations–“Provision for Cellular Legal Matters”

Item 2.	Changes in Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1-31, 2005	—	—	—	1,117,890
August 1-31, 2005	—	—	—	1,117,890
September 1-30, 2005	8,700	$16.58	8,700	1,109,190
Total	8,700	$16.58	8,700	1,109,190

Item 3.	Defaults Upon Senior Securities

Not Applicable. The Company has no debt securities outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders

None
.
Item 5.	Other Information

None.

Item 6.	Exhibits

	31.1	Certification of the Chief Executive Officer

	31.2	Certification of the Chief Financial Officer

	32	Certification of the Chief Executive Officer and Chief Financial Officer

II-1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

Date: November 9, 2005	By:	/s/ Robert Price
Robert Price
President and Treasurer

		By:	/s/ Kim I. Pressman
Kim I. Pressman
Executive Vice President
and Chief Financial Officer

II-2