Form 10-K
period 2005-12-31
PRICE COMMUNICATIONS CORP
filed 2006-03-16
CIK 355787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  1-8309

PRICE COMMUNICATIONS CORPORATION

 (Exact name of registrant as specified in its charter)

NEW YORK	13-2991700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

45 Rockefeller Plaza
New York, New York	10020
(Address of principal executive offices)	(Zip Code)

212-757-5600

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange, Boston Stock Exchange,
Chicago Stock Exchange, Archipelago

Securities registered pursuant to Section 12(g) of the Act [None]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☒                                                             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $726.4 million based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $.01 par value per share	56,233,995 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

Certain information in this annual report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation statements regarding our future operating performance and the application of complex provisions of the Internal Revenue Code.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties, and that actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside our control.  Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this annual report and the other documents we file from time to time with the Securities and Exchange Commission.

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

Contribution of the Company’s Wireless Business to the “Verizon Partnership”-Potential Dissolution of the Company

On August 15, 2002, the Company contributed (the “asset contribution”) substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (the “Verizon Partnership”), a limited partnership controlled by Cellco Partnership (doing business as “Verizon Wireless”), in exchange for a preferred limited partnership interest (the “Preferred Exchangeable Interest”) in the Verizon Partnership. As a result of the asset contribution, the Company currently has no operating assets. PCC’s shares are listed on the New York Stock Exchange, the Archipelago (f/k/a the Pacific Stock Exchange), the Boston Stock Exchange, the Chicago Stock Exchange and Frankfurt and Munich Stock Exchanges. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business.

PCW’s initial capital account in the Verizon Partnership was approximately $1.112 billion. Pursuant to the Verizon Partnership agreement, PCW is entitled to an allocation of any profits from the Verizon Partnership for a period up to August 15, 2006 equal to its preferred return, which currently approximates 2.9% per annum. Any losses incurred by the Partnership will be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account in the Verizon Partnership before being allocated to PCW. PCW receives 50% of its preferred return in cash with the balance being added to its capital account.

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

PCC expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications on or about August 15, 2006. If this happens, the number of shares of Verizon Communications common stock issued to PCC would equal the amount of PCW’s capital account in the Verizon Partnership divided by the 20-day average closing price of the Verizon Communications common stock, but such price may not be less than $40 or more than $74. Verizon Communications common stock has been trading substantially below the $40 per share minimum price. If the trailing 20-day average closing price of Verizon common stock at the time of the exchange is at or below $40 per share, the Company would receive approximately 29,473,000 shares of Verizon common stock in the exchange based upon its expected balance in its capital account in the Verizon Partnership at August 15, 2006. This would be less than the number of shares of Verizon common stock than the Company could purchase in the open market with the dollar equivalent of its capital account. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Contribution of the Company’s Wireless Business to the Verizon Partnership” and Note 2 of “Notes to Consolidated Financial Statements” for valuation considerations.)

Verizon Communications common stock has been trading substantially below the $40 per share minimum price. As a result of this, the Company has treated the investment in the partnership as other-than-temporarily impaired. It has valued the partnership account based upon the closing price of Verizon as of December 31, 2005 ($30.12 per share) and the number of shares that the capital account is convertible into as of December 31, 2005 (29,312,000 shares). Consequently, the Company recognized a loss on impairment of $289.6 million for financial statement purposes for the year ended December 31, 2005 based upon the lower price of the Verizon stock it would receive if the exchange had occurred on December 31, 2005. Since the balance sheet date, the price of Verizon has partially recovered. During the month of February, Verizon stock closed as high as $34.44. If the valuation of the Company’s partnership interest had been made at that price, which would not be in accordance with generally accepted accounting principles in the United States, the loss to the Company would have been less by approximately $126.6 million. Management believes that presentation of this non-GAAP information is useful to investors’ appreciation of the sensitivity of the impairment charge to changes in the per share price of Verizon Communications common stock.

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting. The initial investment on the Company’s balance sheet equaled the credit in its capital account on the Verizon Partnership’s financial statements. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company. At December 31, 2005, the Company recorded an other-than-temporary impairment loss of $289.6 million on the partnership interest as described above.

If PCC receives Verizon Communications shares in August 2006, such shares would, under the terms of PCC’s lockup agreement with Verizon, become eligible for distribution to PCC’s shareholders in August 2007. Since PCC expects to receive Verizon Communications stock on or about August 15, 2006, the discussion under “Business-General-Contribution of the Company’s Wireless Business to Verizon Partnership; Possible Dissolution of the Company” does not address other possibilities. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” and Note 2 to the Company’s Consolidated Financial Statements for further discussion of the exchange of the Preferred Exchangeable Interest for shares of Verizon Wireless Inc. or Verizon Communications Inc. common stock.

Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes. PCW guaranteed such indebtedness. However, PCW is not obligated to make payment under such guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. Price has guaranteed PCW’s obligation under the guaranty, and upon closing of the transaction deposited $70 million ($71.2 million as of December 31, 2005) in cash and other property into a collateral account to secure the guaranty. The Company controls the investment of the assets in the collateral account, and has the right to withdraw certain sums such as dividends, interest, and earnings on investments from the account. The Company believes that the probability of the guaranty being enforced is remote. Moreover, upon consummation of the exchange, the funds held in the collateral account will be released to the Company if the net worth of the Verizon Partnership is at least $500 million. Based on the most recent financial statements of the Verizon Partnership, the Company believes that the net worth condition will be satisfied. As a result, the Company expects to receive all of the funds held in the collateral account upon the consummation of the exchange.

Under PCC’s proxy statement for its 2003 annual meeting of shareholders, PCC conducted a non-binding, advisory vote of its shareholders permitting shareholders to express their views as to whether the Company should follow a dissolution strategy with a view toward the dissolution of the Company in the years ahead, or as an alternative to a dissolution strategy, the Company’s management should seek to acquire another business that meets the economic and fiduciary requirements of the board of directors. A majority of the votes cast in this non-binding, advisory vote favored seeking to acquire another business. The Company’s proxy statement for this meeting noted that there could be no assurance that the Company would identify or succeed in acquiring a business that met its economic and fiduciary requirements, and stated that since this was only a non-binding, advisory vote for the purpose of providing guidance to the board of directors and management, the outcome of the advisory vote would be only one factor considered by the board of directors and management in determining their views regarding the proper future course to be followed by the Company. The proxy statement further noted that regardless of the outcome of the vote, the board of directors and management would have the right, consistent with their fiduciary duties and exercise of their business judgment, to recommend to the shareholders that the Company be dissolved (subject to the requisite vote of at least 66 2/3% of the Company’s outstanding shares at a future meeting of shareholders), to seek other potential business opportunities, or to follow another course of action with respect to the Company’s future.

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

The board of directors of the Company has determined to pursue a dissolution of the Company, subject to shareholder approval. The board has determined that dissolution would be in the best interests of shareholders, taking into account among other considerations the following:

•                                          Unless the Company is dissolved and the Verizon common stock is distributed to the Company’s shareholders pursuant to a plan of dissolution, any subsequent sale or distribution of the Company’s Verizon common stock will cause the Company to recognize a substantial amount of taxable gain which may result in the Company incurring substantial tax liability. For example, if the Company were to receive 29,473,000 shares of Verizon common stock and sell those shares at $31.66 per share, which was the closing market price of Verizon common stock on January 31, 2006, the taxable gain resulting from the sale would exceed $1.17 billion.

•                                          Although the Company has reviewed a number of potential acquisitions and other opportunities for the Company, it has been unable to identify or succeed in acquiring any business that would meet the economic and fiduciary requirements of the board of directors, particularly in light of the adverse tax consequences that would result if the Company is not dissolved.

•                                          If the Company retains the Verizon common stock, it may have to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) which could significantly limit the Company’s ability to take advantage of potential business opportunities and would also impose stringent regulatory requirements.

If dissolution is approved by the Company’s shareholders, Price would file a certificate of voluntary dissolution with the Secretary of State of the State of New York as soon as is reasonably practicable after the exchange of the Preferred Exchangeable Interest for Verizon common stock, and would immediately commence its dissolution by preparing and distributing the appropriate notices to creditors and claimants under applicable provisions of New York law.

After filing the certificate of dissolution with the Secretary of State, Price would proceed to convert any remaining non-cash assets (other than the Verizon common stock received in the exchange) into cash for the purpose of winding up its affairs, paying or contesting liabilities and claims and distributing the remaining assets to its shareholders. During the period of dissolution, assets of the Company would be applied first to pay (or provide for the payment of) the actual and contingent liabilities of the Company, including payment of expenses associated with the exchange and dissolution, as well as the payment of all other liabilities of the Company that are, or become, known during this period.

Subject to the terms of the lockup agreement with Verizon, assuming approval of dissolution by the shareholders, the Company expects to make an initial distribution to shareholders of the remaining cash and the Verizon common stock received in the exchange, less the amount applied to or reserved for actual or contingent liabilities, shortly before the expiration of one year from the exchange. The amount reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, possible contingent liabilities and estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses. If the assets reserved at the time of a distribution are not actually required to pay the liabilities, these assets will be distributed to shareholders at one or more later dates. Each shareholder will receive its pro rata share of each distribution based on the number of shares held at the time of the record date for such distribution.

Under New York law, the affirmative vote of the holders of at least 66-2/3% of the Company’s outstanding shares is required at a shareholders meeting to approve dissolution of the Company and, therefore, the proposed dissolution. Robert Price, the Company’s president, chief executive officer and treasurer, the chief financial officer and the other directors of the Company, who collectively have voting power over approximately 5.74% of the Company’s outstanding shares, have advised the Company that they will vote all those shares to approve the proposed dissolution. However, 6% to 18% of the Company’s shareholders have failed to vote on matters submitted for approval at its annual meetings in recent years. Any shares that are not voted will be counted as voted “against” the dissolution proposal. Accordingly, it may be difficult to obtain the affirmative vote of at least 66-2/3% of the Company’s outstanding shares as required to approve the proposed dissolution.

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

The systems contributed by the Company were converted from time division multiple access, or TDMA, to code division multiple access or CDMA. The network contributed by PCW used a wireless transmission standard known as TDMA. Cellco Partnership’s digital network uses a wireless digital transmission standard known as CDMA. These two digital technologies are not compatible. Accordingly, the Verizon Partnership converted the Company’s contributed TDMA network and handsets used by the Company’s subscribers to CDMA. Pursuant to the terms of the limited partnership agreement (1) all losses realized upon the sale, disposition or write-off of any assets in connection with the conversion and (2) all costs of purchasing handsets provided to then existing customers in connection with the conversion were specifically allocated to the capital accounts of the subsidiaries of Cellco Partnership which are partners of the Verizon Partnership and such costs will not effect the computation of the preferred participation of PCW. The foregoing two categories do not include all of the costs to be incurred as a result of the conversion.

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

A cellular system operates on one of two 25 MHz frequency blocks, known as the “A” and “B” blocks, in the 850 MHz band that the FCC allocates for cellular radio services, including two-way mobile voice applications, data applications and fixed wireless services. Cellular licenses are issued for either Metropolitan Statistical Areas (“MSAs”) or Rural Service Areas (“RSAs”), two in each area. The FCC may prohibit or impose conditions on sales or transfers of licenses. Initial operating licenses are generally granted for terms of up to 10 years, renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The Company also uses common carrier point-to-point microwave facilities to connect its wireless cell sites and to link them to the main switching office. Where it uses point-to-point microwave facilities, the FCC licensed these facilities separately, and they are subject to regulation as to technical parameters and service. Microwave licenses must also be renewed every 10 years.

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

Spectrum Acquisitions

As is the case with many other wireless providers, the Verizon Partnership anticipates that it may need additional spectrum to meet future demand. The Verizon Partnership can attempt to meet its needs for new spectrum, in two ways, by acquiring spectrum held by others and by acquiring new spectrum licenses from the FCC. The Communications Act requires the FCC to award new licenses for most commercial wireless services to applicants through a competitive bidding process. If the Verizon Partnership needs additional spectrum, it may be able to acquire that spectrum through Cellco Partnership, if Cellco Partnership participates in an auction for any new licenses that may become available or by purchasing existing facilities and then contributing or selling such licenses or facilities to the Verizon Partnership for incorporation into its system. There can be no assurances that the Verizon Partnership will be able to acquire spectrum to meet its projected needs on a timely basis or at all, given the increasing competition for licenses among commercial mobile radio service providers and others seeking to become mobile radio service providers.

The FCC recently initiated a proceeding in which it tentatively concluded that it will modify certain rules governing benefits for businesses that qualify as “designated entities” (“DE”) in FCC auctions. In its proceeding, the FCC preliminarily concluded that it should modify its rules to restrict the award of DE status to an otherwise qualified DE which has a material relationship with a “large in-region incumbent wireless service provider.”  The FCC also is seeking comment on whether it should restrict the award of DE status in cases where an otherwise qualified DE has a material relationship with a large entity that has a significant interest in the provision of communications services, such as voice or data providers, content providers, equipment manufacturers, or other media interests. The FCC indicated that it intends to complete this proceeding in advance of the Advanced Wireless Services auction, which is currently scheduled to begin June 29, 2006, so that any modifications to its DE rules will apply to that auction. Any modifications to the FCC’s DE regulations may impose additional costs on the Verizon Partnership’s ability to obtain spectrum to meet its needs.

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

The FCC has imposed rules for making emergency 911 services available by cellular, PCS and other broadband commercial mobile radio service providers, including enhanced 911 services that provide the caller’s communications number, location and other information. These rules require the Verizon Partnership to make significant investments in its network and to reach agreements both with vendors of 911 equipment and state and local public safety dispatch agencies with no assurance that it can obtain reimbursement for the substantial costs it will incur. Many carriers, including the Verizon Partnership, have sought extensions of certain deadlines imposed under the FCC’s enhanced 911 (“E-911”) regulations with respect to the penetration of location-capable handsets. The FCC has yet to act on many of these extension requests and, to the extent that the FCC denies these requests, the Verizon Partnership may sustain additional costs associated with the implementation of the E-911 requirements.

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

The FCC has adopted rules to govern customer billing by all telecommunications carriers. It adopted additional detailed billing rules for landline telecommunications service providers and has extended certain of these rules to commercial mobile radio service providers, which could add to the expense of the Verizon Partnership’s billing process as systems are modified to conform to any new requirements.

The FCC has initiated a proceeding to determine whether it should impose additional regulations to prevent the unauthorized disclosure of sensitive customer information held by telecommunications carriers, including wireless providers. The commencement of the FCC’s proceeding follows media reports that third-party data brokers have taken advantage of inadequate carrier security measures to gain access to personally-identifiable customer information under false pretenses. Under the FCC’s Customer Proprietary Network Information (“CPNI”) regulations, telecommunications carriers must establish safeguards to protect against the unwarranted disclosure of customer CPNI and other personally-identifiable information. Any additional security requirements adopted by the FCC during its proceeding may impose additional costs on the Verizon Partnership and subject it to additional liability for any unwarranted disclosure of CPNI or personally-identifiable information.

The Communications Act generally preempts state and local regulation of the entry of, or the rates charged by, any provider of cellular service.  State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for the use of such rights of way by telecommunications carriers, so long as the compensation required is publicly disclosed by the government. States may also impose competitively neutral requirements that are necessary for universal service, conserving telephone numbering resources, protecting the public safety and welfare, ensuring continued service quality and safeguarding the rights of consumers. While a state may not impose requirements that effectively function as barriers to entry or create a competitive disadvantage and the scope of state authority to maintain existing or to adopt new such requirements is unclear, activity by the states has been increasing. State and local taxation of wireless services also has increased in recent years, and many states now impose significant taxes and fees on the use of wireless services. Continued state activity in these areas may result in restrictions on the Verizon Partnership’s business, increases in operating and compliance costs and reductions in demand for wireless services.

Other FCC rules determine the obligation of telecommunications carriers to make their services accessible to individuals with disabilities. Accordingly, the rules may require the Verizon Partnership to make material changes to its network, product line or services at its own expense.

The FCC also permits limited operation on unlicensed spectrum that can be used for Internet access, data transmissions and voice applications. These services, known as Wi-Fi or 802.11, may provide limited competition to the Verizon Partnership and may also be used by the Verizon Partnership to utilize its existing licensed spectrum more efficiently. The FCC has ordered the allocation of an additional 255 MHz of spectrum for use by unlicensed devices in the 5 GHz band. As a result of the ruling, unlicensed devices will have nearly 650 MHz of spectrum to use in the 5 GHz, 2.4 GHz, and 915 MHz bands. The FCC indicated that it allocated the additional spectrum to ensure that unlicensed devices do not experience interference in the increasingly congested 2.4 GHz band. Concerns over interference with U.S. military radar systems had delayed the spectrum allocation, but a compromise reached by the Department of Defense and the wireless industry should allow effective unlicensed operation in the 5 GHz band.

In January 2003, the FCC authorized mobile satellite service (“MSS”) providers to incorporate an ancillary terrestrial component (“ATC”) into their MSS systems. In conjunction with its ATC ruling, the FCC reallocated 30 MHz of MSS spectrum for fixed and mobile terrestrial services, including third-generation (“3G”) wireless offerings. Specifically, the Commission reallocated spectrum in the 1990-2000 MHz, 2020-2025 MHz and 2165-2180 MHz bands. The reallocation of this spectrum may enable wireless operators such as the Verizon Partnership to expand their service footprints with high-speed data technology to support advanced mobile services.

The ATC ruling could permit direct competition to the Verizon Partnership by MSS operators that include an ATC in their MSS systems. The FCC, however, imposed a number of conditions that MSS providers must meet prior to employing ATCs, including the provision of an integrated MSS/ATC service and the maintenance of a substantial satellite service, among others. Mobile Satellite Ventures has been authorized to incorporate an ATC into its MSS system in the L-band. The other L-band MSS provider in the U.S., Inmarsat, has indicated that it intends to pursue an MSS/ATC system as soon as it can find a partner to build out the terrestrial network. Inmarsat has not yet filed an application with the FCC to incorporate an ATC. Globalstar has been authorized to incorporate an ATC into its Big LEO satellite system. The other Big LEO satellite system, Iridium, has indicated that it has no plans to pursue an MSS/ATC system. The FCC in December 2005 divided the remaining 40 MHz of S-band spectrum (2 GHz range) between the two remaining MSS licensees in that band, TMI/TerreStar and ICO. Neither TMI/TerreStar nor ICO have filed ATC applications with the FCC but both companies have indicated that they intend to do so. Both TMI/TerreStar and ICO are in the process of manufacturing satellites to launch their MSS/ATC systems and have indicated that they intend to commence service in the 2007-2008 time frame.

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

 Employees

At December 31, 2005, the Company had three full-time employees.

Available Information

The Company routinely files reports and other information with the SEC, including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street,,N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at
1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The Company maintains a website at the address http://www.pricecommunicationscorp.com/ containing information about the Company, its officers and directors and its policies and charters. Information on the Company’s website is not incorporated herein.

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

Item 1A. Risk Factors

Any dissolution of the Company is subject to various uncertainties.

Under the Company’s lock up agreement with Verizon, a dissolution of the Company is not permitted until 360 days after the exchange of the Preferred Exchangeable Interest for Verizon stock. The Company currently expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications on or about August 15, 2006. If this happens, dissolution cannot, in general, occur prior to approximately August 2007. Notwithstanding that the board is pursuing the dissolution of the Company, under New York State law, the affirmative vote of at least 66 2/3% of Price’s outstanding shares will be required at a shareholders meeting to approve a dissolution of the Company. In recent votes of Price’s shareholders between 6% and 18% of Price’s shareholders have failed to vote (with any such failure to vote at a meeting of shareholders making it more difficult to reach the 66 2/3% affirmative vote required to approve dissolution). The board of directors consequently believes that it may be difficult at any future shareholders’ meeting to obtain the necessary votes to approve dissolution.

A failure to dissolve the Company could result in significant adverse tax consequences to the Company and the Company’s shareholders.

Unless the Company is dissolved within one year following an exchange of the Preferred Exchangeable Interest for shares of Verizon common Stock, and the Verizon common stock is distributed to shareholders pursuant to a plan of dissolution, any subsequent sale or distribution of Verizon common stock will cause the Company to recognize a substantial amount of taxable gain which may result in the Company incurring substantial tax liability. For example, if the Company were to receive 29,473,000 shares of Verizon common stock and sell all of those shares at $31.66 per share, which was the closing market price of Verizon common stock on January 31, 2006, the taxable gain resulting from the sale would exceed $1.17 billion.

In addition, in the event the Company were not dissolved within such one year period, if the Company’s board of directors determined to make a subsequent distribution of the Verizon common stock to the Company’s shareholders that was not in dissolution of the Company, the value of the stock distributed would be treated as a dividend to the extent of the Company’s current or accumulated earnings and profits (which would include the gain recognized by the Company on the distribution of the stock), and taxed to the shareholders as ordinary dividend income. Any amount in excess of earnings and profits would be treated as a return of basis, to the extent thereof, and thereafter as capital gain. If the Verizon common stock is sold by the Company, a distribution of the cash proceeds would be treated in the same manner. Alternatively, if the shareholders approved a subsequent distribution to shareholders at a future meeting of shareholders in dissolution of the Company (which would require a 66 2/3% affirmative vote of the shareholders at a future meeting of shareholders), each shareholder would recognize gain or loss to the extent of the difference between the value of the Verizon common stock (and any other Company assets) received by the shareholder and the aggregate tax basis of shares in the Company held by the shareholder.

If the Company does not dissolve it may be unable to identify a new business meeting the Company’s economic and fiduciary requirements.

Although the Company has reviewed a number of potential acquisitions and other opportunities, it has been unable to identify or succeed in acquiring any business that would meet the economic and fiduciary requirements of its board of directors particularly in light of the adverse tax consequences that would result if the Company is not dissolved.

If the Company retains the Verizon common stock, it may have to register as an investment company.

If the Company retains the Verizon common stock, it may have to register as an investment company under the Investment Company Act, which could significantly limit the Company’s ability to take advantage of potential business opportunities and would also impose stringent regulatory requirements.

The Company or PCW may be subject to substantial income tax liability as a result of the asset contribution and the exchange of the Preferred Exchangeable Interest.

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

Until the exchange of the Preferred Exchangeable Interest for Verizon common stock, the Preferred Exchangeable Interest and the investments in the collateral account are expected to be substantially all of the Company’s assets. For a period of up to four years after August 15, 2002, PCW will receive taxable allocations of any profits from the Verizon Partnership equal to its preferred return (which allocations to the extent not distributed in cash, will increase PCW’s capital account in the Verizon Partnership). PCW will receive cash distributions equal to 50% of its preferred return. During the period, the Company expects to have as sources of cash, the cash distributions from the Verizon Partnership prior to the exchange for Verizon stock, income from interest or dividends on investments in the collateral account, and other cash balances and funds that the Company may be able to borrow. The Company currently anticipates that its cash and income are sufficient to meet any cash obligations in the future. There is a remote risk, however, if significant unexpected cash needs arise (such as a demand for payment under the

Company’s guaranty to Verizon Communications), that its funds will be insufficient to meet its obligations and if the Company needs to borrow money, to meet such obligations, it may be forced to do so on unfavorable terms.

There are restrictions on the Company’s activities

Price and PCW obtained an order from the SEC exempting them from all provisions of the Investment Company Act in connection with the asset contribution. The exemption will terminate in August 2006, and will coincide with the exchange of the Preferred Exchangeable Interest in the Verizon Partnership for shares of Verizon Communications common stock. Until August 2006, Price and PCW will remain subject to the conditions of the order, which include limits on the types of securities that Price may hold, and prohibitions on certain types of business.

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

As a result of the asset contribution transaction with Verizon Wireless, the Company currently has no operating assets. Under the rules of the New York Stock Exchange, if a listed company’s operating assets are substantially reduced or if the company ceases to be an operating company, the Exchange may in its discretion initiate delisting procedures. If the dissolution is approved by the Company’s shareholders, the Company expects that its shares will be delisted from the New York Stock Exchange.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains one office, its headquarters in New York City, and occupies approximately 5400 square feet. The monthly lease payments are approximately $27,000 per month through December 31, 2007.

Item 3. Legal Proceedings

The Company is not currently involved in any pending legal proceedings likely to have a material adverse impact on the Company. The Company is party to a number of separate actions instituted by minority interest holders in the Company’s subsidiary corporations, general partnerships and limited partnerships alleging misconduct or asserting dissenters’ rights in connection with the dissolution or mergers of various such entities affected in connection with the contribution of the Company’s wireless business to the Verizon partnership. These actions are pending in the United States District Court for the Middle District of Georgia and the Court of Chancery of the State of Delaware in and for New Castle County. The Company has tentatively agreed to a settlement of all such actions in exchange for $16 million, subject to the Company obtaining permission from Verizon to withdraw approximately $11 million from the collateral account.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Stock

PCC is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PR”. The range of high and low last sale prices for PCC’s Common Stock on the NYSE for each of the quarters of 2005 and 2004 as reported by the NYSE was:

	2006		2005		2004
Quarter	High	Low	High	Low	High	Low
First (through February 28, 2006)	$16.92	$14.86	$18.40	$17.11	$15.13	$13.39
Second			17.50	16.33	15.33	14.28
Third			17.69	16.15	15.60	13.97
Fourth			16.41	14.69	18.62	15.39

PCC’s Common Stock has been afforded unlisted trading privileges on the Archipelago (f/k/a Pacific Stock Exchange) under the ticker symbol “PR.P”, on the Chicago Stock Exchange under the ticker symbol “PR.M” and on the Boston Stock Exchange under the ticker symbol “PR.B” and trades in Euros on the Frankfurt and Munich Stock Exchanges.

(b) Holders

On February 28, 2006 there were approximately 300 holders of record of PCC’s Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 1,900 persons.

(c) Dividends

PCC to date has paid no cash dividends on its Common Stock. The Board of Directors will determine future dividend policy based on the Company’s earnings, financial condition, capital requirements and other circumstances.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION as of December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	637,956	$24.52	1,916,250
Equity Compensation Plans Not Approved by Shareholders	None	None	None

(e) Issuer Purchases of Securities

  None.

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

	Consolidated Operating Statement Items

Year ended December 31,

	(amounts in thousands except per share data)
	2005	2004	2003	2002(1)		2001
	Audited	Audited	Audited	Audited		Unaudited(4)

Service revenue	—	—	—	168,935		$271,943
Equipment sales and installation	—	—	—	11,635		17,731
Income from partnership	$33,822	$33,332	$32,837	12,380		—
Revenue	33,822	33,332	32,837	192,950		289,674
Engineering, technical and other direct expenses	—	—	—	39,370		58,922
Cost of equipment	—	—	—	19,124		33,028
Selling, general and administrative expenses	5,979	6,124	8,243	46,736		74,738
Depreciation and amortization	83	38	—	15,859		47,975
Other (income) expense:
Loss on impairment in value of partnership interest	289,600	—	—	—		—
(Gain) loss on contribution of cellular business	5,483	10,519	1,082	(659,181)		—
Interest (income) expense, net	(375)	(69)	2,968	41,585		61,248
Other (income) expense, net	1,575	(12,526)	(10,097)	427		(7,157)
Total other (income) expense	296,283	(2,076)	(6,383)	(617,169)		54,091
Minority interest	—	—	—	—		631
Income tax (benefit) expense	(85,883)	(43,030)	9,554	231,151		7,045
Net income (loss)	$(182,640)	$72,276	$21,087	$457,879		$13,244
Per share amounts (2):
Basic (loss) earnings per share	$(3.25)	$1.28	$.37	$7.99		$.23
Diluted (loss) earnings per share	(3.25)	$1.28	$.37	$7.94		$.23

Other Data:
Capital expenditures	$3	$266	—	$9,725		$18,620
Net cash provided by (used in):
Operating activities	$(17,276)	$(27,694)	$(12,621)	$26,835		$67,745
Investing activities	18,351	30,551	5,601	(245,684)		10,381
Financing activities	253	(6,617)	(7,214)	(6,865)		(12,387)
Ratio of earnings to fixed charges (3)	N/A	N/A	N/A	16.08	x	1.27	x

(1)          On August 15, 2002, the Company contributed the operations of PCW to the Verizon Partnership; therefore results for the year ended December 31, 2002 include results for the wireless operations of the Company through that date.

(2)          Per share amounts have been retroactively adjusted to reflect a 5% stock dividend in May 2004.

(3)          The ratio of earnings to fixed charges for the years 2001 and 2002 is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for the years after 2002 since the Company did not have any debt.

(4)          Restated to reflect correction in accounting for non-cash compensation and related tax benefit. The financial statements for the year ending December 31, 2002 are unaudited due to the restatement, and because the Company’s auditors for that period, Arthur Andersen & Co. ceased operation and were unable to reaudit.

	Consolidated Balance Sheet Items
	As of December 31,
	2005	2004	2003	2002	2001
	Audited	Audited	Audited	Audited	Unaudited(4)

Total Current Assets	$77,823	$26,989	$20,086	$25,243	$289,392
Total Assets	961,232	1,274,103	1,246,423	1,229,712	1,261,698
Total Current Liabilities	21,244	21,806	10,270	6,714	56,751
Long-Term Debt	—	—	—	—	700,000
Shareholders’ Equity	516,640	709,259	641,988	628,833	175,642

See Footnotes on preceding page.

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

Overview

The Company was engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. (“PCW”), to the Verizon Partnership. Accordingly, the Company had no operating assets in the years ended December 31, 2005, 2004 and 2003.

The Company remains listed on the New York and other stock exchanges, has an illiquid preferred partnership interest in the Verizon Partnership, cash and marketable securities, but has no operating assets.

Contribution of the Company’s Wireless Business to the Verizon Partnership

On August 15, 2002, the Company contributed substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (“Verizon Partnership”) in exchange for a preferred limited partnership interest in the Verizon Partnership. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business. After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account approximated $1.112 billion. According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum. The Company receives in cash 50% of its preferred return, with the balance being added to its capital account.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s debt. PCW guaranteed such indebtedness. However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guaranty being enforced is remote. Price guaranteed PCW’s obligation under the guaranty, and deposited $70 million in cash ($71.2 million as of December 31, 2005) and other property into a collateral account to secure the guaranty. Price controls the investment of the assets in the collateral account, and has the right to withdraw certain sums such as dividends and interest on investments from the account. Upon consummation of an exchange as described below, the funds held in the collateral account will be released to the Company if the net worth of the Verizon Partnership is at lease $500 million. Based upon the most recent financial statements of the Verizon Partnership, the Company believes that the net worth condition will be satisfied. As a result, the Company expects to receive all of the funds held in the collateral account upon the consummation of the exchange.

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

PCC expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications on or about August 15, 2006. If this happens, the number of shares of Verizon Communications common stock issued to PCC would equal the amount of PCW’s capital account in the Verizon Partnership divided by the 20-day average closing price of the Verizon Communications common stock, but such price may not be less than $40 or more than $74. Verizon Communications common stock has been trading substantially below the $40 per share minimum price. If the trailing 20-day average closing price of Verizon common stock at the time of the exchange is at or below $40 per share, the Company would receive fewer shares than the shares of Verizon common stock that the Company could purchase in the open market with the dollar equivalent of our capital account. As a result of this, the Company has treated the investment in the partnership as other-than-temporarily impaired. It has valued the partnership account based upon the closing price of Verizon as of December 31, 2005 ($30.12 per share). Consequently, the Company recognized a pretax impairment loss of $289.6 million for the year ended December 31, 2005 based upon the lower price of the Verizon stock it would receive if the exchange had occurred on December 31, 2005. Since the balance sheet date, the price of Verizon has partially recovered. During the month of February, Verizon stock closed as high as $34.44. If the valuation of the Company’s partnership interest had been made at that price, which would not be in accordance with generally accepted accounting principles in the United States, the impairment loss would have been less by approximately $126.6 million. Management believes that presentation of this non-GAAP information is useful to investors appreciation of the sensitivity of the impairment charge to changes in the per share price of Verizon Communications common stock.

If PCC receives Verizon Communications shares in August 2006, such shares would, under the terms of PCC’s lockup agreement with Verizon, become eligible for distribution to PCC’s shareholders in August 2007. The Board of Directors of the Company has determined to pursue the dissolution of the Company, subject to shareholder approval.

The Company has accounted for the Preferred Exchangeable Interest in a manner similar to the equity method of accounting. The initial investment on the Company’s balance sheet equaled the credit in its capital account on the Verizon Partnership’s financial statements. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company. At December 31, 2005, the Company realized an impairment loss of $289.6 million on the partnership interest as described above.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

During the years ended December 31, 2005 and 2004, the Company had no operating assets and its main source of income was the investment in the Verizon Partnership. During the year 2005, the Company had $33.8 million of income from the partnership, slightly higher than the $33.3 million in 2004, due to the higher balance which has accumulated in the Company’s partnership account.

The Company incurred $6.0 million of general and administrative expenses during the year 2005 compared to $6.1 million in 2004, a decrease of about 2 percent. For the year ended December 31, 2005 and 2004, the largest of the general and administrative expenses were salaries $2.7 million and $2.8 million and legal expenses $1.8 million and $1.7 million, respectively, primarily related to the ongoing valuation cases with the Company’s former minority partners.

Loss due to impairment in value of Verizon partnership. The Company recorded an impairment charge of $289.6 million at December 31, 2005 on its investment in the Verizon partnership. The assessment of other-than-temporary impairment reflects the decline during 2005 of the stock price of Verizon common stock which the partnership is expected to be exchanged for in August 2006. Management was unable to predict when and if the stock price would again rise above $40. The impairment charge is based on the value that the Company would have received if such exchange had been made as of December 31, 2005, when Verizon common stock closed at $30.12 per share. During the year 2005, Verizon common stock closed at prices ranging from $29.13 to $41.06, although it was below $40 for most of the year. Since December 31, 2005 through February 28, 2006, the stock has risen as high as $34.44 per share. If the impairment charge had been recorded at that price, which would not be in accordance with Generally Accepted Accounting Principles in the United States, the loss would have been reduced by approximately $126.6 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

Estimated Liability to Former Minority Holders. The Company accrued an additional $5.5 million in 2005 compared to $10.5 million in expense in 2004 to increase its estimated liability to former minority interest holders. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgment in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) which the Company had appealed during 2004. (See “Year ended December 31, 2004 compared to year ended December 31, 2003” below.) The affirmation by the court also made the Company responsible for payment of the petitioners’ reasonable legal fees. The judgment was paid out of the escrow account that had been set up after the 2004 Opinion and Final Order. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2,459,000. The Company is contesting the reasonableness of such amount. The judge has assigned this matter to a special master to determine the reasonability of petitioners’ legal fees. The Company paid approximately

$1,421,000 of the legal and expert fees and the remainder of $1,038,000 has been accrued as part of the estimated liability to former minority partners, pending the judgment by the court.

In addition, during 2005, the Company entered into negotiations to settle the remaining claims of the former minority holders. The Company has tentatively agreed to a settlement with all remaining parties in the amount of $16 million, subject to Verizon’s release of approximately $11 million from the collateral account. The Company has provided in full for the settlement as of December 31, 2005. The provision for 2005 and 2004 for former minority holders is reflected as loss on contribution of cellular business on the statement of operations and comprehensive income.

Net Interest Expense, Other Income, Income Taxes and Net Income. Interest expense for the year ended December 31, 2005 was $57,000 and was related to a balance due on a prior year’s tax audit.

The Company had $1.6 million of other expense, net in 2005 compared to $12.5 million of other income, net in 2004. In 2004, the Company had $8.1 million of realized gains on sales of securities, mainly in the Company’s collateral account, compared to only $439,000 in 2005 due to unfavorable market conditions and declines in value in equity securities held in the Company’s portfolio. Additionally, the Company determined that at December 31, 2005, holdings of Ford common stock that had declined in value could not be expected to recover to the Company’s cost in the foreseeable future and therefore, the Company has treated these holdings as other-than-temporarily impaired and recognized a pre-tax loss of approximately $5.5 million on such securities for the year ended December 31, 2005. (See Note 3 of Notes to consolidated financial statements.)

The Company had income tax benefits of $85.9 million and $43.0 million for the years 2005 and 2004. In 2005, the tax benefit was accrued based upon the Company’s net loss due mainly to the impairment loss on the Verizon partnership. In 2004, following the expiration of applicable statutes of limitations, the Company reversed a $53.165 million of accrued income taxes-long term resulting in a reduction of income tax expense for that amount for the year. The Company incurred $10.1 million of tax expense on pretax income of $29.2 million in 2004 which was netted against that tax benefit.

The Company incurred a net loss of $182.6 million for the year ended December 31, 2005 compared to net income of $72.3 million for the year ended December 31, 2004. In 2005, the loss was caused mainly by the loss on the impairment in the Verizon partnership of $289.6 million offset in part by the above mentioned tax benefits. In 2004, the Company’s net income was boosted by other income, net of $12.5 million and the reversal of the accrued income taxes of $53.165 million and offset by amounts due to the Company’s minority partners of $10.5 million.

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

The Company incurred $6.1 million of general and administrative expenses during the year 2004 compared to $8.2 million in 2003. This difference was primarily due to legal settlements expensed during 2003 of approximately $1.9 million in connection with two matters related to the Company’s wireless business prior to its merger into the Verizon partnership. Expenses for such settlements netted only $15,000 in 2004. For the year ended December 31, 2004, the largest of the general and administrative expenses were salaries ($2.8 million) and legal expenses ($1.7 million), primarily related to the ongoing valuation cases with the Company’s former minority partners.

Estimated Liability to Former Minority Partners. The Company accrued an additional $10.5 million in expense to increase its estimated liability to former minority interest holders during 2004. On September 30, 2004, the Court of Chancery of the State of Delaware issued a Memorandum Opinion in the case of Dobler v. MCHC et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of those shares into Palmer. The Court held that PCW, Palmer and MCHC jointly and severally owed $12.7 million to the Petitioners as payment for their minority shares in MCHC, including pre-judgment interest. On October 13, 2004 a Final Order and Judgment (“Final Order”) was entered. PCW, Palmer and MCHC appealed the Memorandum Opinion and Final Order to the Supreme Court of the State of Delaware on November 12, 2004, by asserting that both contained errors of law and fact that warrant a remand to the Court of Chancery to further consider the amount due to the Petitioners.

Prior to the issuance of the Memorandum Opinion and Final Order, the Company had accrued $16 million for amounts potentially due in this case and other similar minority valuation cases, its best estimate of these amounts. The Company accrued an additional $10.5 million to provide for the higher valuation, including interest to December 31, 2004, by the Court in the Dobler case, on the assumption that this valuation would be the basis for determining value of the minority interests in such other cases. The $10.5 million provision is reflected as loss on contribution of cellular business on the statement of operations and comprehensive income

Net Interest Expense, Other Income, Income Taxes and Net Income. Interest expense for the year ended December 31, 2003 was $3.1 million was related to a tax audit.

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

Liquidity and Capital Resources

As a result of the asset contribution transaction with Verizon, the Company has substantial assets but due to their illiquid nature, limited future sources of revenue and cash. From the asset contribution transaction (August 15, 2002) to the expected exchange of the Preferred Exchangeable Interest for Verizon Communications Inc., the Preferred Exchangeable Interest, and the investments in the collateral account described under “Contribution of the Company’s Wireless Business to the Verizon Partnership” above are expected to be substantially all of the Company’s assets. After the asset contribution for a period of up to four years through August 15, 2006, PCW’s share of partnership profits (if available) will be determined by multiplying a rate of return (currently approximately 2.9% per annum) by the balance in its capital account. Of such share of profits (taxable whether or not distributed), PCW is entitled to receive 50% in cash, with the balance being added to its capital account in the Verizon Partnership. During the year ended December 31, 2005 the Company received $16.8 million in distributions and expects to receive such distributions on a pro-rata basis for the remainder of the four year period ending on approximately August 15, 2006.

During the period following the asset contribution, the Company retained sufficient cash to meet its requirement under the collateral agreement and as of December 31, 2005 had unencumbered cash and securities equal to approximately $6.5 million to meets its current needs. Besides the anticipated quarterly cash distributions from the Verizon Partnership, the Company had and will have potential additional sources of cash from interest and dividends on investments in the collateral account and its other cash.

The Company has tentatively settled with all remaining parties who brought suits resulting from the 2001 mergers of its subsidiaries into Palmer Wireless Holdings, Inc. (a wholly-owned subsidiary of the Company). This settlement in the amount of $16 million has been accrued on the Company’s balance sheet as of December 31, 2005, and is subject to the Company obtaining permission from Verizon to withdraw approximately $11 million from the collateral account. Additionally, there is an amount of $1,038,000 in legal fees pending from the judgment in the Supreme Court of the State of Delaware in the case of Gerhard Frank Dobler et al v. Montgomery Cellular Holding Co. Inc. which has also been accrued.

The Company currently anticipates that its cash and income will be sufficient to meet any cash obligations in the future. There is a remote risk, however, if significant unexpected cash needs arise (such as a demand for payment under the Company’s guaranty to Verizon Communications), that its funds (including distributions, interest and dividends) will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms. The board of directors of the Company has determined to pursue a dissolution of the Company, subject to shareholder approval (see Item 1 for further details.)

The following table presents the Company’s contractual obligations as of December 31, 2005, which consist only of its obligations under its lease for office space in New York City.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$648,000	$324,000	$324,000	None	None

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

Financial Instruments. At December 31, 2005 and 2004, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale-Securities.” Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options some of which are in the Company’s own stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued. Therefore, such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets (if unsettled at the balance sheet date), with changes in fair values recorded as part of other (income) expense. As of December 31, 2005 and 2004, there were no unsettled contracts outstanding.

Other-than-temporary impairment in investments. Investments are reviewed periodically to determine if they have sustained any impairment in value that is considered to be other than temporary. If available-for-sale securities are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost are determined to be impaired, the carrying value of the investment is written down to estimated fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined. The identification of potentially impaired investments, the assessment of whether any decline in value is other than temporary, and, for the unquoted investment in particular, the estimation of fair value involves significant management judgment. These judgments impact the carrying value of the investments in the consolidated balance sheets and the results form continuing operations.

The Company recorded an impairment charge of $289.6 million during the year ended December 31, 2005 on its investment in the Verizon partnership. The assessment of other-than-temporary impairment reflects the decline during 2005 of the stock price of Verizon common stock which the partnership is expected to be exchanged for in August 2006. Management was unable to predict when and if the stock price would again rise above $40. The impairment charge is based on the value that the Company would have received if such exchange had been made as of December 31, 2005, when Verizon common stock closed at $30.12 per share. During the year 2005, Verizon common stock closed at prices ranging from $29.13 to $41.06, although it was below $40 for most of the year. Since December 31, 2005 through February 28, 2006, the stock has risen as high as $34.44 per share. If the impairment charge had been recorded at that price, which would not have been in accordance with generally accepted accounting principles in the United States, the impairment charge would have been reduced by approximately $126.6 million.

The Company also recorded an impairment charge of $5.5 million on Ford common stock which it holds its portfolio. The assessment of other-than-temporary impairment reflects the decline during 2005 of the stock price of Ford common stock. This investment has been below cost for a significant period of time in light of Ford’s ongoing financial problems. Management was unable to predict when and if the stock price would again rise above the Company’s cost.

Share-Based Payment. In December 2004, the FASB issued FAS No. 123 ( R), “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123 ( R ) will affect our results of operation to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the Company’s consolidated financial statements (note 3 to Consolidated Financial Statements).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The only market risk that the Company is exposed to relates to the Company’s investment securities, whose values fluctuate with the market and have been adjusted to reflect the market values as of December 31, 2005. On or about August 15, 2006, the Company’s investment securities will include the Verizon Communications common stock it will receive in exchange for its investment in the Verizon Partnership which stock is subject to a 360 day lockup before the Company can distribute it to its shareholders.

In addition, the realizability of the Company’s carrying value of its investment in the Verizon Partnership could be affected if the 20-day average closing price of Verizon Communications common stock prior to the date that the investment in the Verizon Partnership is exchanged into Verizon common stock is below $30.12. The Company believes its investment in the Verizon Partnership is realizable at its carrying value at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005 the Chief Executive Officer and the Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Since the contribution of the Company’s wireless business in 2002 to a limited partnership controlled by Verizon Wireless, Inc. as described in the Annual Report to Shareholders in Item 1, the Company has not had an active operating business. The Company is primarily a holding Company for its investment in the Verizon Partnership and for other investments in marketable securities and cash. The Company has reduced its staff to a minimal level to support these activities and maximize shareholder value.

The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

During 2005, we devoted significant resources and time to comply with the provision of the Sarbanes Oxley Act related to internal control over financial reporting. Based on our work, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our assessment, management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially effected or are reasonably likely to significantly affect our internal controls over financial reporting.

Management’s assessment of our internal control over financial reporting has been audited by BDO Seidman, and independent registered public accounting firm, as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Price Communications Corporation
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Price Communications Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Price Communications Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Price Communications Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
New York, New York
March 14, 2006

PART III

The information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the following portions of the definitive proxy statement to be filed by the Company in connection with its 2006 Meeting of Shareholders.

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

Item 11.	Executive Compensation	“Executive Compensation” and “Related Transactions”

Item 12.	Security Ownership of Certain Beneficial Owners and Management	“Principal Shareholders and Security Ownership of Management”

Item 13.	Certain Relationships and Related Transactions	“Executive Compensation” and “Related Party Transactions”

Item 14	Principal Accounting Fees and Services	“Matters Related to our Accountants”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) List of financial statements and financial statement schedules:

See “Index to Consolidated Financial Statements” on page 27.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Price Communications Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Price Communications Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2005, 2004 and 2003 financial statements of Verizon Wireless of the East LP, in which the Company is a limited partner and holds a preferred exchangeable interest. The 2005, 2004 and 2003 financial information provided in Note 14 to the Company’s financial statements has not been audited by us but has been derived from the Verizon Wireless of the East LP financial statements, which were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to the 2005, 2004 and 2003 financial information disclosure included in Note 13 to the Company’s financial statements is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors with respect to the 2005, 2004 and 2003 financial information provided in Note 13 to the consolidated financial statements, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Price Communications Corporation and subsidiaries at December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Price Communications Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

New York, New York

March 14, 2006

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Amounts in thousands except share data)

	2005	2004

Current assets:
Cash and cash equivalents	$4,067	$2,739
Cash and securities (principally securities) deposited in collateral account	71,227	—
Available for sale securities	2,421	5,588
Escrow deposit	—	13,666
Deferred income taxes	—	4,890
Prepaid expenses	108	106
Total current assets	77,823	26,989
Cash and securities (principally securities) deposited in collateral account	—	90,998
Investment in limited partnership	882,871	1,155,499
Other assets	538	617
Total assets	$961,232	$1,274,103

Current liabilities:
Income taxes payable (current and deferred)	$2,655	3,893
Estimated liability to former minority partners-current	17,038	12,947
Other current liabilities, including accrued interest of $3,056 in 2004	1,551	4,966
Total current liabilities	21,244	21,806
Estimated liability to former minority partners-long-term	—	13,570
Deferred income taxes	423,348	529,468
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 120,000,000 shares; outstanding 56,233,995 shares in 2005 and 56,216,445 shares in 2004	562	562
Additional paid-in-capital	156,881	156,628
Accumulated other comprehensive (loss) income	(4,030)	6,202
Retained earnings	363,227	545,867
Total shareholders’ equity	516,640	709,259
Total liabilities and shareholders’ equity	$961,232	$1,274,103

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands, except per share data)

	2005	2004	2003

Revenue:
Income from partnership	$33,822	$33,332	$32,837
Expenses:
Selling, general and administrative	5,979	6,124	8,243
Depreciation and amortization	83	38	—
Loss on impairment in value of partnership interest	289,600
Loss on contribution of cellular business	5,483	10,519	1,082
Interest income	(432)	(69)	(88)
Interest expense	57	—	3,056
Other expense (income)	1,575	(12,526)	(10,097)
(Loss) income before income taxes	(268,523)	29,246	30,641
Income tax (benefit) expense	(85,883)	(43,030)	9,554
Net (loss) income	(182,640)	72,276	21,087
Other comprehensive (loss) income, net of income tax (benefit) expense of ($6,147) for 2005, $772 for 2004 and $57 for 2003, respectively)
Unrealized (losses) on available for sale securities	(9,600)	4,337	432
Reclassification adjustment	(632)	(2,725)	(1,150)
Comprehensive (loss) income	$(192,872)	$73,888	$20,369

Per share data:
Basic and diluted (loss) earnings per share	$(3.25)	$1.28	$.37

Weighted average number of common shares outstanding – basic	56,227	56,406	56,980
Weighted average number of common shares outstanding – diluted	56,227	56,680	57,232

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in thousands)

	2005	2004	2003

Cash Flows From Operating Activities:
Net (loss) income	$(182,640)	$72,276	$21,087
Adjustments to reconcile net income to net cash provided by Operating activities:
Loss on impairment in value of partnership	289,600	—	—
Loss on contribution of cellular business	—	—	1,082
Loss due to impairment on available-for-sale securities	5,495	—	—
Depreciation and amortization	83	38	—
Income from partnership	(33,822)	(33,332)	(32,837)
Deferred income taxes	(95,091)	(4,684)	—
Net gain on available for sale securities	(416)	(8,422)	(5,123)
Net gain on put and call options	(17)	(40)	(768)
Change in working capital
Decrease (increase) in escrow deposit	13,666	(13,666)	—
Decrease (increase) in other current assets	(2)	(106)	1,382
(Decrease) increase in other current liabilities	(3,415)	(209)	2,150
(Decrease) increase in income taxes payable	(1,238)	3,097	744
(Decrease) in liability to former minority partners	(9,479)	10,519	—
Decrease in accrued income taxes-long term	—	(53,165)	—
Changes in other accounts	—	—	(338)
Total adjustments	165,364	(99,970)	(33,708)
Net cash used in operating activities	(17,276)	(27,694)	(12,621)
Cash Flows From Investing Activities:
Capital expenditures	(3)	(266)	—
Purchase of available-for-sale securities and put and call options	(4,413)	(53,762)	(93,153)
Proceeds from sale of available-for-sale securities and put and call options	6,730	62,306	83,612
Purchase of securities for collateral account	(31,744)	(98,694)	(71,394)
Sale of securities for collateral account	32,494	104,483	69,451
(Increase) decrease in cash in collateral account	(1,562)	(121)	540
Distribution of profits from partnership	16,849	16,605	16,398
Other	—	—	147
Net cash provided by investing activities	18,351	30,551	5,601
Cash Flows From Financing Activities:
Repurchase and retirement of Company’s common stock	(144)	(6,617)	(7,273)
Exercise of employee stock options and warrants	397	—	59
Net cash provided (used) in financing activities	253	(6,617)	(7,214)
Net increase (decrease) in cash and cash equivalents	1,328	(3,760)	(14,234)
Cash and Cash Equivalents, beginning of year	2,739	6,499	20,733
Cash and Cash Equivalents, end of year	$4,067	$2,739	$6,499

 See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Amounts and share amounts in thousands)

				Accumulated
				Other		Total
	Common Stock		Additional	compre-		share-
	Class A		paid-in	hensive	Retained	holders’
	Shares	Value	capital	income (loss)	earnings	equity

Balance, December 31, 2002	57,270	$573	$170,448	$5,308	$452,504	$628,833

Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	(718)	—	(718)
Purchase and retirement of stock	(594)	(6)	(7,267)	—	—	(7,273)
Exercise of stock options	7	—	59	—	—	59
Net income	—	—	—	—	21,087	21,087
Balance, December 31, 2003	56,683	$567	$163,240	$4,590	$473,591	$641,988

Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	1,612	—	1,612
Purchase and retirement of stock and unexchanged shares	(467)	(5)	(6,612)	—	—	(6,617)
Net income	—	—	—	—	72,276	72,276
Balance, December 31, 2004	56,216	$562	$156,628	$6,202	$545,867	$709,259

Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	(10,232)	—	(10,232)
Purchase and retirement of stock	(9)	—	(144)	—	—	(144)
Exercise of stock options	26	—	397	—	—	397
Net (loss)	—	—	—	—	(182,640)	(182,640)
Balance, December 31, 2005	56,233	$562	$156,881	$(4,030)	$363,227	$516,640

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

2. Contribution of the Company’s Wireless Business to the Verizon Partnership

On August 15, 2002, the Company contributed substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (“Verizon Partnership”) in exchange for a preferred limited partnership interest in the Verizon Partnership. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business. After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account approximated $1.112 billion. According to the partnership agreement, the Company is entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which currently approximates 2.9% per annum. The Company receives in cash 50% of its preferred return, with the balance being added to its capital account.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s debt. PCW guaranteed such indebtedness. However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guaranty being enforced is remote. Price guaranteed PCW’s obligation under the guaranty, and deposited $70 million in cash ($71.2 million as of December 31, 2005) and other property into a collateral account to secure the guaranty. Price controls the investment of the assets in the collateral account, and has the right to withdraw certain sums such as dividends and interest on investments from the account. Upon consummation of an exchange as described below, the funds held in the collateral account will be released to the Company if the net worth of the Verizon Partnership is at least $500 million. Based upon the most recent financial statements of the Verizon Partnership, the Company believes that the net worth condition will be satisfied. As a result, the Company expects to receive all of the funds held in the collateral account upon the consummation of the exchange.

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

PCC expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications on or about August 15, 2006. If this happens, the number of shares of Verizon Communications common stock issued to PCC would equal the amount of PCW’s capital account in the Verizon Partnership divided by the 20-day average closing price of the Verizon Communications common stock, but such price may not be less than $40 or more than $74. Verizon Communications common stock has been trading substantially below the $40 per share minimum price. If the trailing 20-day average closing price of Verizon common stock at the time of the exchange is at or below $40 per share, the Company would receive approximately 29,312,000 shares of Verizon common stock in the exchange based on its Verizon Partnership capital account balance as of December 31, 2005. This is less than the number of shares of Verizon common stock that the Company could have purchased in the open market on December 31, 2005 with the dollar equivalent of our capital account. As a result of this, the Company has treated the investment in the partnership as other-than-temporarily impaired. It has valued the partnership account based upon the closing price of Verizon as of December 31, 2005 ($30.12 per share). Consequently, the Company recognized an impairment loss of $289.6 million for the year ended December 31, 2005 based upon the lower price of the Verizon stock it would receive if the exchange had occurred on December 31, 2005. Since the balance sheet date, the price of Verizon common stock has partially recovered. During February 2006, Verizon stock closed as high as $34.44. If the valuation of the Company’s partnership interest had been made at that price, which would not be in accordance with generally accepted accounting principles in the United States, the loss to the Company would have been less by approximately $126.6 million.

If PCC receives Verizon Communications shares in August 2006, such shares would, under the terms of PCC’s lockup agreement with Verizon, become eligible for distribution to PCC’s shareholders in August 2007.

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

All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it occurred on January 1, 2003.

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

Financial Instruments

At December 31, 2005, 2004 and 2003, substantially all of the Company’s investment securities, including the collateral account, were marketable equity securities classified as “Available-for-Sale Securities”. The basis on which cost is determined in computing realized gains or losses is specific identification or by average cost. Unrealized holding gains and losses for available-for-sale securities as well as securities maintained in the collateral account are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

The Company sells put and call options, some of which are for the Company’s own common stock. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets with changes in fair values recorded as part of other income. At December 31, 2005 and 2004, there were no outstanding put and call options.

The investment in the Verizon Partnership is accounted for in a manner similar to the equity method of accounting and equaled the Company’s capital account in the partnership through December 31, 2005 when, as discussed in Note 2 to the financial statements, an other-than-temporary impairment loss of $289.6 million was taken. The carrying value of the investment at December 31, 2005 reflects the value of the Verizon shares the Company would have received had the exchange of the investment for the Verizon shares occurred on December 31, 2005 based upon the price of Verizon shares at that date.

Other Than Temporary Impairment in Investments

Investments are reviewed periodically to determine if they have sustained any impairment in value that is considered to be other than temporary. If available-for-sale securities are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost are determined to be impaired, the carrying value of the investment is written down to estimated fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined. The identification of potentially impaired investments, the assessment of whether any decline in value is other than temporary, and, for the unquoted investment in particular, the estimation of fair value involves significant management judgment. These judgments impact the carrying value of the investments in the consolidated balance sheets and the results form continuing operations.

The Company recorded an impairment charge of $289.6 million during the year ended December 31, 2005 on its investment in the Verizon partnership. The assessment of other than temporary impairment reflects the decline during 2005 of the stock price of Verizon common stock which the partnership is expected to be exchanged for in August 2006. Management was unable to predict when and if the stock price would again rise above $40. The impairment charge is based on the value that the Company would have received if such exchange had been made as of December 31, 2005, when Verizon common stock closed at $30.12 per share. During the year 2005, Verizon common stock closed at prices ranging from $29.13 to $41.06, although it was below $40 for most of the year. Since December 31, 2005 through February 28, 2006, the stock has risen as high as $34.44 per share. If the impairment charge had been recorded at that price, which would not have been in accordance with generally accepted accounting principles in the United States, the loss would have been reduced by approximately $126.6 million.

The Company also recorded and impairment charge of $5.5 million on Ford common stock which it holds in its portfolio. The assessment of other than temporary impairment reflects the decline during 2005 of the stock price of Ford common stock. This investment has been below cost for a significant period of time in light of Ford’s ongoing financial problems. Management was unable to predict when and if the stock price would again rise above the Company’s cost.

As of December 31, 2005, the Company’s available-for-sale securities include securities with a fair market value of $3.9 million and corresponding unrealized losses of $.4 million which have continued for twelve months and securities with a fair market value of $50.1 million and corresponding losses of $6.6 million which have continued for less than twelve months. These securities are equity securities of three different companies. The Company believes that such losses are temporary based upon equity research it has gathered and the partial recovery of the stocks’ prices since December 31, 2005.

Income Taxes

  The Company records income taxes to recognize full inter-period tax allocations. Under the liability method, deferred taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future year’s differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are recorded to reduce deferred tax assets when uncertainty regarding their realizability exists.

Per Share Data

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net income (loss) per common share was determined by dividing net income (loss) applicable to common shareholders by the weighted-average shares outstanding as of December 31, 2005 since the inclusion of issuable shares pursuant to the exercise of stock options and warrants would have been antidilutive.

Diluted earnings per share for the Company give effect to all dilutive securities (options and warrants) that were outstanding during the period.

The following table reconciles the number of shares used in the earnings per share calculations:

Diluted Average Common Shares Computation	2005	2004	2003
Basic average common shares outstanding	56,227	56,406	56,980
Dilutive potential common shares – options and warrants	—	274	252
Diluted Average Common Shares	56,227	56,680	57,232
Options excluded from the computation of earnings per share	638	614	430

Stock Options

In 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense is recognized. Had the fair value method of accounting been applied, the proforma net income would be as follows:

($ in thousands)	2005	2004	2003
Net (loss) income-as reported	$(182,640)	$72,276	$21,087
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	—	—	—
Deduct: stock-based employee compensation cost, net of related tax effects that would have been included in the determination of net income if the fair value-based method had been applied to all awards	311	198	—
Net (loss) income-pro forma	$(182,951)	$72,078	$21,087
Basic (loss) earnings per share
As reported	$(3.25)	$1.28	$0.37
Pro forma	(3.25)	1.28	0.37
Diluted (loss) earnings per share
As reported	$(3.25)	$1.28	0.37
Pro forma	(3.25)	1.27	0.37

As of January 1, 2006, in connection with our adoption of FAS 123R, “ Share-Based Payment,” stock-based compensation will be included in our results of operations. We have elected to use the modified prospective application, as described in FAS 123R. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123R are similar to those used under FAS 123. Additionally, we expect the effect of adopting FAS 123R on our results of operations to approximate the effect presented in the proforma disclosure above.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 ( R), “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption.

This Statement also provides for two transition methods. The modified prospective application requires that compensation expense be recorded for any options granted after the adoption date and for the unvested portion of any options outstanding at the adoption date. The modified retrospective application requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of stock-based compensation expense consistent with the proforma disclosures previously required under FAS 123. We have elected to use the modified prospective application in adopting this standard.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which discussed the SEC’s interpretation of FAS 123R and the related valuation of share-based compensation for public companies. We are assessing the requirements of both FAS 123R and SAB 107 and the impact that these pronouncements will have on our consolidated results of operation and earnings per share. We anticipate the adoption of FAS 123R will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the accompanying audited financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless impracticable. We do not anticipate that this issue will have a material effect on our financial position, results of operations or cash flows.

4. Fair Value of Financial Instruments

Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

For cash and cash equivalents and other current liabilities, the carrying value approximates fair value due to the short-term nature of those accounts. Investment securities are recorded at fair value.

The Company has sold put and call options (including some on the Company’s common stock), which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices. At December 31, 2005 and 2004, the Company had no open option contracts.

5. Income Taxes

(Benefit) provision for income taxes consists of the following:

	Year Ended December 31,
	($ in thousands)
	2005	2004	2003
Current:
Federal	$8,844	$(40,412)	$8,673
State and local	364	2,066	881
	9,208	(38,346)	9,554
Deferred:
Federal	(86,420)	(3,559)	—
State and local	(8,671)	(1,125)	—
	(95,091)	(4,684)	—
Tax (benefit) provision	$(85,883)	$(43,030)	$9,554

For the years ended December 31, 2005, 2004 and 2003, the (benefit) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (35%) because of the following items:

	Year Ended December 31,
	($ in thousands)
	2005	2004	2003
Tax at statutory federal income tax rate	$(93,983)	$10,236	$10,986
State taxes, net of federal income tax benefit	(5,400)	612	573
Adjustment of deferred taxes for changes in effective state income tax rates	14,694	—	—
Dividends received exclusion	(853)	(816)	(850)
Utilization of prior years AMT credits	—	—	(1,271)
Reversal of accrued income taxes-long-term	—	(53,165)	—
Other	(341)	103	116
	$85,883	$(43,030)	$9,554

During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed $53 million of accrued income tax-long-term resulting in a reduction of income tax expense for the year ended December 31, 2004.

Deferred tax assets (liabilities) consist of the following:

	December 31,
	($ in thousands)
	2005	2004
Deferred tax assets (liabilities):
Deferred gain on contribution of cellular business	$(428,033)	$(521,027)
Unrealized loss (gain) on marketable equity securities	4,398	(3,771)
Other	287	220
	(423,348)	(524,578)
Less: Amount included in current assets	—	4,890
	$(423,348)	$(529,468)

Unless the Company is dissolved within one year following an exchange of the interest in the Verizon Partnership for Verizon common shares and the shares are distributed to the Company’s shareholders pursuant to a plan of dissolution, a subsequent sale of the Verizon shares by the Company would cause the Company to recognize a substantial amount of taxable gain. The $428 million of deferred tax liability represents the approximate amount of income tax liability the Company would incur upon the sale of the Verizon shares received in the exchange at a price of $30.12 per share. If a sale of the shares does not occur because the shares are distributed to the Company’s shareholders pursuant to the plan of dissolution, the deferred tax liability will be reversed and a tax benefit will be recognized once the distribution has occurred.

6.              Other (Expense) Income

Other (expense) income consists of the following:

	Year Ended December 31,
	($ in thousands)
	2005	2004	2003
Loss on impairment of available-for-sale securities	$(5,495)	—	—
(Loss) gain on investments, net	438	$8,462	$5,891
Dividend Income	3,482	3,332	3,470
Other, net	—	732	736
	$(1,575)	$12,526	$10,097

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

Prior to the issuance of the Memorandum Opinion and Final Order, the Company had accrued $16 million for amounts potentially due in this case and other similar minority valuation cases, its best estimate of these amounts. During 2004 the Company accrued an additional $10.5 million to provide for the higher valuation, including interest to December 31, 2004, by the Court in the Dobler case, on the assumption that this valuation would be the basis for determining value of the minority interests in the other cases. The $10.5 million provision was reflected as loss on contribution of cellular business on the statement of operations and comprehensive income (loss).

While the Company’s appeal in the MCHC case was pending, the payment was not made of the Final Order. However, PCW was required to provide security acceptable to the Court of Chancery. PCW provided such security through an interest bearing escrow account with a recognized financial institution in an amount satisfactory to the Court ($13.6 million), sufficient to cover the judgment specified in the Final Order plus post-judgment interest of 7.5%. Interest on the security account accrued to PCW.

The Company accrued an additional $5.5 million in 2005 (for legal fees of the former minority partners and additional settlement amounts) which is reflected as loss on contribution of cellular business on the statement of operations and comprehensive income (loss). On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgment in the case of Dobler et al v. MCHC which the Company had appealed during 2004. The affirmation by the court also made the Company responsible for payment of the petitioners’ reasonable legal fees. The judgment was paid out of the escrow account that had been set up after the 2004 Opinion and Final Order. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2, 459,000 which is included in accrual above. The Company is contesting the reasonableness of such amount. The judge has assigned this matter to a special master to determine the reasonability of petitioners’ legal fees. The Company paid approximately $1,421,000 of the legal and expert fees and the remainder of $1,038,000 has been accrued as part of the estimated liability to former minority partners, pending the judgment by the court.

In addition, during 2005, the Company entered into negotiations to settle the remaining claims of the former minority holders. The Company has agreed to a settlement with all remaining parties in the amount of $16 million. This full amount, which resulted in additional accruals included above, is part of the liability to former minority partners as of December 31, 2005 in addition to the remaining legal fees discussed above.

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

The Company was authorized by its Board of Directors to make purchases of its common stock from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. During the three years ended December 31, 2005 the Company purchased and retired the following: 2003-594,000 at an average cost of $12.21; 2004- 439,000 at an average cost of $15.05 and 2005-8,700 at an average cost of $16.57. As a result of the transaction agreement with the Verizon Partnership, the Company is precluded from using certain of its funds to repurchase its outstanding stock.

In August 1997, in connection with the issuance by a subsidiary of the Company of the 13½% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share. The Warrants expire on August 1, 2007. As of December 31, 2005, approximately 36,100 warrants remain unexercised, which are convertible into approximately 243,000 shares of the Company’s common stock.

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004. All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2002.

9. Stock Option Plan

The Company has a long-term incentive plan (the “1992 Long-Term Incentive Plan”), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long-Term Incentive Plan is 7,655,767. The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years. No awards may be granted under such plan on or after December 31, 2002. On December 3, 2002, the Company’s board of directors approved the Company’s 2003 Long-Term Incentive Plan to replace the prior plan which had expired, subject to approval of the Company’s shareholders at the Company’s 2003 annual meeting of shareholders. The 2003 Long-Term Incentive Plan was approved by the Company’s shareholders and authorizes the issuance of a maximum of 2.1 million shares of the Company’s common stock, of which 1,916,250 remain available for issuance.

In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% for 2004; risk free interest rate of 3.72% in 2004, and an expected life of 5 years for 2004. Expected volatility was assumed to be 31.3% in 2004. No options were granted in 2005 and 2003 and the Company did not change any of the assumptions for previously issued options.

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

A summary of plan transactions is presented in the table below:

		Weighted	Grant
	Number of	Average	Average
	Shares	Exercise Price	Fair Value

Outstanding at December 31, 2002	503,360	$27.11
Exercised	(6,891)	8.62
Canceled	(16,013)	18.39
Outstanding at December 31, 2003	480,456	27.68
Exercised	—	—
Canceled	—	—
Issued	183,750	15.11	$5.45
Outstanding at December 31, 2004	664,206	24.15
Exercised	(26,250)	15.11
Canceled	—	—
Outstanding at December 31, 2005	637,956	$24.52

The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable
Exercise Price	at 12/31/05	Life	at 12/31/05
$3.76	24,117	2 years	24,117
$7.62	25,839	2 years	25,839
$19.71	10,500	4 years	10,500
$29.45	210,000	5 years	210,000
$31.35	210,000	5 years	210,000
$15.11	157,500	8 years	—
	637,956		480,456

10. Related Party Transactions

The husband of an officer of the Company is a financial advisor with one of the financial institutions, which executes certain marketable security trades of the Company.

The securities in the collateral account include approximately $50 million and $43 million of Verizon Communications, Inc. common shares at December 31, 2005 and 2004.

11. Commitments and Contingencies

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

Rental expense, net of sublease income, for operating leases was approximately $0.3 million, $0.3 million and, $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As discussed in Item 1, the board of directors of the Company has determined to pursue a dissolution of the Company, subject to shareholder approval.

12. Supplemental Cash Flow Information

The following is supplemental disclosure cash flow information for the years ended December 31, 2005, 2004 and 2003.

	($ in thousands)
	2005	2004	2003

Cash paid for:
Income taxes	$10,449	$11,725	$7,339
Interest	3,110	—	—

13. Equity Investment in the Verizon Partnership

The following table summarizes financial information of Verizon Wireless of the East:

	Year ended December 31,
	($ in thousands)
	2005	2004	2003

Income statement data:
Operating revenues	$642,700	$526,260	$416,348
Operating expenses	399,862	316,964	325,455
Net income	222,540	185,157	71,456

	December 31,
	2005	2004
Balance sheet data:
Current assets	$156,054	$33,696
Wireless licenses	1,640,655	1,640,655
Other assets	358,058	321,017
Liabilities	387,963	405,730
Partners’ Capital	2,363,470	2,157,780

The Company’s portion of total partners’ capital, in the amount of $1,172,000 at December 31, 2005, carried on the Company’s balance sheet at $882,871 earns a preferred return of 2.9%, which amounted to $33,822, $33,332 and $32,837 for 2005, 2004 and 2003.

14. Selected Quarterly Financial Data (Unaudited):

	(Amounts in thousands Except Per Share Amounts)
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter	Total

Year Ended December 31, 2004
Income from partnership	$8,299	$8,329	$8,360		$8,344	$33,332
Net income	6,130	6,196	53,677	*	6,273	72,276
Net income per share:
Basic	0.11	0.11	0.95		0.11	1.28
Diluted	0.11	0.11	0.95		0.11	1.28

Year Ended December 31, 2005
Income from partnership	8,421	8,436	8,467		8,498	33,822
Net income	3,997	4,279	5,052		(195,968)**	(182,640)
Net income per share:
Basic	0.07	0.08	0.09		(3.49)	(3.25)
Diluted	0.07	0.08	0.09		(3.49)	(3.25)

*During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed the $53 million of accrued income tax-long-term resulting in a reduction of income tax expense for the year ended December 31, 2004.

**The fourth quarter of 2005 includes a $289,600 loss on impairment in the value of the interest in the VWE partnership and related tax benefit of $107,152 and a $14, 694 charge for adjustment of deferred taxes for changes in effective state income tax rates.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION

	By:	/S/ ROBERT PRICE
Robert Price,
Chief Executive Officer

Dated: March 16, 2006

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

Signature		Title	Date

By:	/S/ ROBERT PRICE	Director, Chief Executive	March 16, 2006
	Robert Price	Officer and Treasurer (Principal Executive Officer)

By:	/S/ STUART B. ROSENSTEIN	Director	March 16, 2006
Stuart B. Rosenstein

BY:	/S/ ROBERT F. ELLSWORTH	Director	March 16, 2006
Robert F. Ellsworth

BY:	/S/ KIM I. PRESSMAN	Director, Executive Vice	March 16, 2006
	Kim I. Pressman	President, Principal Financial Officer and Principal Accounting Officer

BY:	/S/ FRANK OSBORN	Director	March 16, 2006
Frank Osborn

EXHIBIT INDEX

Exhibit No.	Description

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

21.1	Subsidiaries of Registrant

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

99.0	Verizon Wireless of the East LP Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003.

E-2