Form 10-Q
period 2006-03-31
PRICE COMMUNICATIONS CORP
filed 2006-05-10
CIK 355787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-8309

Price Communications Corporation

(Exact Name of Registrant as specified in its charter)

New York	13-2991700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza,
New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(212) 757-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                         Accelerated filer  ☐                               Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of March 31, 2006, there were 56,233,995 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets — March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Operations — Three months ended March 31, 2006 (unaudited) and 2005 (unaudited)

Consolidated Statements of Cash Flows — Three months ended March 31, 2006 (unaudited) and 2005 (unaudited)

Consolidated Statement of Shareholders’ Equity — Three months ended March 31, 2006 (unaudited)

Notes to Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Procedures and Controls

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Changes in Securities

ITEM 3.	Defaults Upon Senior Securities — None

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Item 1.   Financial Statements

PRICE  COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$7,533	$4,067
Restricted cash and securities (principally securities)	76,943	71,227
Available for sale securities	637	2,421
Prepaid expense	484	108
Total current assets	85,597	77,823

Investment in limited partnership	887,166	882,871
Other assets	517	538
	$973,280	$961,232

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable (current and deferred)	3,771	2,655
Estimated liability to former minority partners	16,930	17,038
Other current liabilities	2,349	1,551

Total current liabilities	23,050	21,244

Deferred income taxes, net	425,720	423,348

Total liabilities	448,770	444,592

Commitments and contingencies

Shareholders’ equity	524,510	516,640
	$973,280	$961,232

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2006	2005

Revenue:
Earnings from partnership	$8,544	$8,420

Operating expenses:
General and administrative	4,033	2,624
Gain on contribution of cellular business	(108)	—
Depreciation and amortization	21	19

Operating income	4,598	5,777

Interest expense	—	536
Other income, net	1,262	962

Income before income taxes	5,860	6,203

Income tax expense	2,122	2,206
Net income	3,738	3,997

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	4,367	(5,927)
Reclassification adjustment	(337)	(206)
Comprehensive income (loss)	$7,768	$(2,136)

Per share data:
Basic earnings per share	$0.07	$0.07
Weighted average shares outstanding	56,233,995	56,216,445
Diluted earnings per share	$0.07	$0.07
Weighted average shares outstanding	56,508,989	56,497,045

See accompanying notes to consolidated financial statements

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the three months ended March 31
	2006	2005
Cash flows from operating activities:
Net income	$3,738	$3,997
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from partnership	(8,544)	(8,420)
Depreciation and amortization	21	19
Stock-based compensation expense	102	—
Accrued interest on estimated liability to former minority partners	—	536
Gain on available for sale marketable securities and options	(275)	(17)
Increase in escrow deposit	—	(72)
Increase in other current assets	(376)	—
Increase (decrease) in income taxes receivable/payable	1,116	(896)
Increase in accrued expenses	798	1,627
Decrease in liability to minority partners	(108)	—
Increase (decrease) in deferred income tax liability	5	(204)
Total adjustments	(7,261)	(7,427)
Net cash used in operating activities	(3,523)	(3,430)

Cash flows from investing activities:
Proceeds from sale of securities and put and call options	13,655	19,226
Purchase of securities and put and call options	(895)	(18,536)
Increase in cash in collateral account cash	(10,020)	(526)
Distribution of profits from partnership	4,249	4,187
Net cash provided by investing activities	6,989	4,351

Net increase in cash and cash equivalents	3,466	921
Cash and cash equivalents at the beginning of period	4,067	2,739
Cash and cash equivalents at the end of period	$7,533	$3,660

Supplemental disclosure of cash flow information:
Income taxes paid	$1,001	$3,302

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

(in thousands)

(Unaudited)

				Accumulated
	Common Stock Class A		Additional paid-in	other comprehensive	Retained	Total shareholders’
	Shares	Par Value	capital	income/(loss)	earnings	equity

Balance at December 31, 2005	56,233	$562	$156,881	$(4,030)	$363,227	$516,640

Change in unrealized gain (loss) on available for sale securities net of tax effect				4,030		4,030
Amortization of stock-based compensation expense			102			102
Net income					3,738	3,738
Balance, March 31, 2006	56,233	$562	$156,983	$—	$366,965	$524,510

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

The unaudited interim Consolidated Financial Statements have been prepared by the Company without audit in accordance with the rules and regulations of the Securities and Exchange Commission. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal and recurring nature. The results for any interim period are not necessarily indicative of the results to be expected for a full year.

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

Under a letter agreement dated August 9, 2002, PCW is a guarantor of $350 million of the Verizon Partnership debt to Verizon Communications. However, PCW is not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company initially deposited $70 million in a separate collateral account to support such guaranty. The Company has the right to withdraw certain sums such as interest and dividends from the account.

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

PCC expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications on or about August 15, 2006. The price used for the calculation of the number of shares that would be issued in such an exchange is the trailing 20-day average for Verizon Communications common stock but not less than $40, nor more than $74. Verizon Communications common stock has been trading substantially below the $40 per share minimum price. If the trailing 20-day average closing price of Verizon common stock at the time of the exchange is below $40 per share, the Company will receive fewer shares than the shares of Verizon common stock that the Company could purchase in the open market with the dollar equivalent of our capital account. As a result of this, at December 31, 2005, the Company treated the investment in the partnership as other-than-temporarily impaired. The Company valued the partnership account based upon the closing price of Verizon at that date ($30.12 per share). Since December 31, 2005, the Verizon common stock has traded as high as $34.44. On March 31, 2006, the stock closed at $34.06. The Company has not revalued the partnership investment since it would not be in accordance with generally accepted accounting principles to do so.

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

If PCC receives Verizon Communications shares in August 2006, such shares would, under the terms of PCC’s lockup agreement with Verizon, become eligible for distribution to PCC’s shareholders in August 2007. The Board of Directors of the Company has determined to pursue the dissolution of the Company, subject to shareholder approval. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission which recommends that shareholders vote to dissolve the Company. That proxy is pending at the Securities and Exchange Commission.

(3)       Stock-Based Compensation

The Company has a long-term incentive plan (the “2003 Long-Term Incentive Plan”), which replaced the “1992 Long-Term Incentive Plan” which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees, officers and directors. The plan was approved by the Company’s shareholders at the 2003 annual meeting of shareholders. The 2003 plan was authorized for 2,100,000 options of which 183,750 have been issued to date and 1,916,250 remain available for future grants.

A summary of activity under the 2003 Long Term Incentive Plan for the three months ended March 31, 2006 follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	637,956	$24.52
Granted	—	—
Exercised	—	—
Repurchases	(420,000)	$30.40
Outstanding at March 31, 2006	217,956	$13.19

A summary of stock options outstanding as of March 31, 2006 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
$3.76	24,117	2 Years	24,117
$7.62	25,839	2 Years	25,839
$19.71	10,500	4 Years	10,500
$15.11	157,500	8 Years	—
Total	217,956

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.’’ We elected to adopt the modified prospective transition method as provided by SFAS 123(R) beginning January 1, 2006 and, accordingly, financial statement amounts for the periods before the first quarter of 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term and the expected annual dividend yield.

The share-based employee compensation cost included in the determination of net income as reported for the quarter ended March 31, 2006 and the share-based employee compensation cost that would have been included in the determination of net income for the quarter ended March 31, 2005 if the fair value based method had been applied for that period and the assumptions used for the valuation of the options on the date of grant are presented in the table below:

	Three Months Ended March 31,
	2006	2005
Net income as reported	$3,738	$3,997
Add: Stock-based employee compensation costs, net of related tax effects, included in net income as reported	63	—
Deduct: Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(63)	(120)
Proforma net income	$3,738	$3,877
Proforma basic earnings per share	$.07	$.07
Proforma diluted earnings per share	$.07	$.07
Black-Scholes methodology assumptions:
Dividend Yield	0%	0%
Risk-free interest rate	3.72%	3.72%
Expected lives of options	5 years	5 years

Volatility of 31.326% was used to determine the Fair Value of options issued to employees

At March 31, 2006, there was approximately $34,000 of unrecognized compensation cost related to share-based payments that the Company expects to recognize in the next quarter of 2006.

The Company receives a tax deduction for certain stock option exercises during the period in which they are exercised, generally for the excess of the prices at which the options are sold over the exercise prices of the options. Prior to the adoption of FAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. During the three months ended March 31, 2006, there were no exercises of options, however, in future periods, tax benefits from option exercises will be reported as financing cash flows.

(4)       Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Income statement data:
Operating revenues	$169,639	$142,911
Operating expenses	108,957	86,400
Net income	57,907	51,425

	March 31, 2006	December 31, 2005
Balance sheet data:
Current assets	$197,949	$156,054
Wireless licenses	1,640,655	1,640,655
Total assets	2,193,024	2,154,767
Total liabilities	380,024	387,963
Partners’ capital	1,805,754	1,759,770

The Company’s portion of total partners’ capital in the amount of $1.176 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.5 million and $8.4 million for the quarter ended March 31, 2006 and March 31, 2005.

(5)       Estimated Liability To Former Minority Partners

During 2005, the Company paid the judgement in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware had affirmed the judgement which had been appealed by the Company, and also made the Company responsible for payment of the petitioners’ reasonable legal fees. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2,459,000. The Company contested the reasonability of such amount. The judge assigned this matter to a Special Master to determine the reasonability of petitioners’ legal fees. The Company paid approximately $1,421,000 of this amount and the remainder in the amount of $1,038,000 was accrued on the balance sheet in the estimated liability to former minority partners-current as of December 31, 2005.

In March 2006 the Company entered into a settlement agreement for all of the remaining claims of the former minority holders for $16 million. This amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications agreed to release $11 million from the collateral account to pay toward the settlement with minority holders. On March 31, 2006, the Special Master issued a report finding the Company responsible for $445,000 of the original legal fees. With legal and court fees related to the appeal included, the Company’s was liable for a total of $930,000. As a result, the Company reversed $108,000 in the income statement as a gain on contribution of cellular business for the quarter ended March 31, 2006.

(6)       Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will not have any impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

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

Financial Instruments

At March 31, 2006, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options, some of which puts are in the Company’s own common stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support the options it holds. Therefore, such unsettled contracts are classified as liabilities in the Company’s consolidated balance sheet, if unsettled at the balance sheet date, with changes in fair values recorded as part of other income. As of  March 31, 2006, there were no option contracts outstanding.

Realized gains and losses are accounted for by specific identification or average cost, and are included in other income.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will not have any impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

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

The Company has a filed a preliminary proxy statement with the Securities and Exchange Commission which recommends that shareholders vote to dissolve the Company. That proxy is pending at the Securities and Exchange Commission.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership. Since there were sufficient earnings as indicated in Note 4 in the Notes to Consolidated Financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership increased to $8.5 million for the quarter ended March 31, 2006 compared to $8.4 million for the quarter ended March 31, 2005 as result of the preferred return accrued on the accumulated  balance in the Company’s partnership account.

Operating Expenses. Operating expenses are comprised mainly of general and administrative expenses which were approximately $4.0 million and $2.6 million for the first quarter of 2006 and 2005, respectively. The principal expenses during the first three months of 2006 and 2005 continued to be payroll and related expenses and legal fees, primarily in connection with cellular legal matters. The increase in general and administrative expenses of approximately 53.7% for the three months ended March 31, 2006 compared to 2005 was primarily due to increased legal expenses. The Company incurred legal fees of approximately $760,000 in the first quarter of 2006, compared to only approximately $100,000 in the first quarter of 2005. The increase was due to fees incurred in connection with the filing of the Company’s preliminary proxy statement and matters related to the possible liquidation of the Company. In the quarter ended March 31, 2006, there was also increased activity in settling the remaining cellular legal matters with former minority holders, whereas in the quarter ended March 31, 2005, there was much less.

Also during the quarter ended March 31, 2006, the Company incurred additional compensation expense of approximately $421,000 mainly due to the buyout of certain employee stock options from their holders and $102,000 due to the amortization of stock based compensation under SFAS 123(R).

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 were entitled to receive merger consideration. Amounts payable to such minority interest holders were finally determined by negotiations between the parties and by applicable state court proceedings. As of December 31, 2005, the Company had accrued approximately $17.0 million as the estimated liability to settle the minority holders’ claims.

During 2005, the Company paid the judgement in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware had affirmed the judgement which had been appealed by the Company, and also made the Company responsible for payment of the petitioners’ reasonable legal fees. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2,459,000. The Company contested the reasonability of such amount. The judge assigned this matter to a special master to determine the reasonability of petitioners’ legal fees. The Company paid approximately $1,421,000 of this amount and the remainder in the amount of $1,038,000 was accrued on the balance sheet in the estimated liability to former minority partners-current as of December 31, 2005.

In March 2006 the Company entered into a settlement agreement for all of the remaining claims of the former minority holders for $16 million. This amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications agreed to release $11 million from the collateral account to pay toward the settlement with minority holders. On March 31, 2006, the Special Master issued a report finding the Company responsible for $445,000 of the original legal fee. With additional legal and court fees related to the appeal included, the Company’s was liable for a total of $930,000. As a result, the Company reversed $108,000 in the income statement as a gain on contribution of cellular business for the quarter ended March 31, 2006.

Other Income, Income Taxes and Net Income. Other income increased to $1.3 million in the quarter ended March 31, 2006 from $1.0 million in the quarter ended March 31, 2005 mainly as a result of a increase in net gains from marketable securities transactions. Such gains were approximately $276,000 in the three months ended March 31, 2006, compared to $17,000 in the three months ended March 31, 2005.

Income tax expense has been provided for the first three months of 2006 and 2005 at effective rates of 36.2% and 35.6%, respectively, which represent the estimated effective rates for the corresponding periods.

Net income was approximately $3.7 million for the three ended March 31, 2006 compared to $4.0 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

As previously discussed, the Company’s primary source of revenue is currently its earnings from the Verizon Partnership. Based upon the current results for the Verizon Partnership, there appears to be minimal possibility that the Company will not receive its proportionate share of partnership earnings through August 15, 2006, the last period for which the Company is entitled to its preferred interest if a conversion to Verizon or Verizon Wireless common stock does not occur before that date. For the period that the Company is entitled to receive a preferred return, 50% of such return will be paid in cash with the balance being added to the Company’s capital account. If the Verizon Partnership incurs losses, such losses are first allocated to Cellco Partnership and its affiliates up to an amount equaling their capital account in the Verizon Partnership before being allocated to the Company.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt. PCW agreed to guarantee the $350 million indebtedness. However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership. The Company believes that the probability of the guarantee being enforced is remote. This guarantee will expire when the Company converts the partnership interest to Verizon common stock in August of 2006. In connection with the guaranty, Price established a collateral account (with a market value of $76.9 million as of March 31, 2006), which now consists principally of marketable securities. Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments. The restrictions on this account will end upon the August 2006 conversion of the partnership interest to common stock.

As of March 31, 2006, the Company has approximately $7.5 million of cash and cash equivalents and $0.6 million in marketable securities. It anticipates receiving approximately $14.9 million during the current year as its 50% distribution from its preferred investment, of which approximately $4.2 million was received during the first quarter of the year. In March 2006 the Company entered into a settlement agreement for all of the remaining claims of the former minority holders for $16 million. This amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications agreed to release $11 million from the collateral account to pay toward the settlement with minority holders. Based on its current and anticipated cash receipts, the Company can meet its current cash requirements. There is a remote risk, however, if significant unexpected cash needs arise, that its funds will be insufficient to meet its obligations and if the Company needs to borrow money to meet such obligations, it may be forced to do so on unfavorable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only market risk that the Company is exposed to relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of March 31, 2006. On or about August 15, 2006, the Company’s investment securities will include the Verizon communications common stock it will receive in exchange for its investment in the Verizon Partnership which stock is subject to a 360 day lockup before the Company can distribute it to its shareholders.

In addition, the realizability of the Company’s carrying value of its investment in the Verizon Partnership could be affected if the 20-day average closing price of Verizon Communications common stock prior to the date that the investment in the Verizon Partnership is exchanged into Verizon common stock is below $30.12. The Company believes its investment in the Verizon Partnership is realizable at its recorded value at March 31, 2006.

Item 4. Procedures and Controls

As of December 31, 2005 the Chief Executive Officer and the Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-”Provision for Cellular Legal Matters:

Item 2.    Changes in Securities

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

PRICE COMMUNICATIONS CORPORATION

Date: May 10, 2006	By:	/s/ Robert Price
Robert Price
President and Treasurer

	By:	/s/ Kim I. Pressman
Kim I. Pressman
Executive Vice President
and Chief Financial Officer

II-2