Form 10-Q
period 2006-06-30
PRICE COMMUNICATIONS CORP
filed 2006-08-09
CIK 355787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 1-8309

Price Communications Corporation

(Exact name of registrant as specified in its charter)

New York	13-2991700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza New York, NY	10020
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2006, there were 56,233,995 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.          Financial Statements

PRICE  COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$1,934	$4,067
Restricted cash and securities (principally securities)	64,165	71,227
Available for sale securities	1,894	2,421
Prepaid expense	416	108

Total current assets	68,409	77,823

Investment in limited partnership	891,454	882,871
Other assets	495	538
	$960,358	$961,232

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable	$5,160	$2,655
Estimated liability to former minority partners	—	17,038
Other current liabilities	1,405	1,551

Total current liabilities	6,565	21,244

Deferred income taxes, net	425,019	423,348

Total liabilities	431,584	444,592

Commitments and contingencies

Shareholders’ equity	528,774	516,640
	$960,358	$961,232

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
($ in thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Revenue:
Earnings from partnership	$8,560	$8,436	$17,104	$16,857

Operating expenses:
General and administrative	1,104	1,268	5,138	3,892
Loss (gain) on contribution of cellular business	—	1,200	(108)	1,200
Depreciation and amortization	21	21	42	40

Operating income	7,435	5,947	12,032	11,725

Interest expense	—	565	—	1,101
Other income, net	948	1,278	2,210	2,240

Income before income taxes	8,383	6,660	14,242	12,864

Income tax expense	2,974	2,381	5,096	4,587

Net income	5,409	4,279	9,146	8,277

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	(1,177)	(1,124)	3,190	(7,052)
Reclassification adjustment	—	(548)	(337)	(754)
Comprehensive income	$4,232	$2,607	$11,999	$471

Per share data:
Basic earnings per share	$0.10	$0.08	$0.16	$0.15
Weighted average shares outstanding	56,233,995	56,216,445	56,233,995	56,216,445
Diluted earnings per share	$0.10	$0.08	$0.16	$0.15
Weighted average shares outstanding	56,519,702	56,495,376	56,514,345	56,496,220

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	For the six months
	ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,146	$8,277
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from partnership	(17,104)	(16,857)
Depreciation and amortization	42	40
Stock-based compensation expense	136	—
Accrued interest on estimated liability to former minority partners	—	1,056
Gain on available for sale marketable securities and options	(275)	(340)
Increase in escrow deposit	—	(152)
Increase in other current assets	(308)	—
Increase (decrease) in income taxes receivable/payable	2,505	(4,823)
Decrease in other current liabilities	(146)	(509)
Increase (decrease) in estimated liability to former minority partners	(17,038)	1,200
Increase (decrease) in deferred income tax liability	(6)	1,016
Total adjustments	(32,194)	(19,369)
Net cash used in operating activities	(23,048)	(11,092)

Cash flows from investing activities:
Increase in other assets	—	(3)
Proceeds from sale of securities and put and call options	13,655	35,370
Purchase of securities and put and call options	(2,260)	(32,790)
(Increase) decrease in cash in collateral account cash	999	(2,201)
Distribution of profits from partnership	8,521	8,398
Net cash provided by investing activities	20,915	8,774

Net decrease in cash and cash equivalents	(2,133)	(2,318)
Cash and cash equivalents at the beginning of period	4,067	2,739
Cash and cash equivalents at the end of period	$1,934	$421

Supplemental disclosure of cash flow information:
Income taxes paid	$2,596	$8,393

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
(in thousands)
(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
	Class A		paid-in	comprehensive	Retained	shareholders’
	Shares	Par Value	capital	income/(loss)	earnings	equity

Balance at December 31, 2005	56,233	$562	$156,881	$(4,030)	$363,227	$516,640

Change in unrealized gain (loss) on available for sale securities net of tax effect				2,852		2,852
Amortization of stock-based compensation expense			136			136
Net income					9,146	9,146
Balance, June 30, 2006	56,233	$562	$157,017	$(1,178)	$372,373	$528,774

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

PCC expects that the Preferred Exchangeable Interest will be exchanged for common stock of Verizon Communications on or about August 15, 2006.  The price used for the calculation of the number of shares that would be issued in such an exchange is the trailing 20-day average for Verizon Communications common stock but not less than $40, or more than $74. Verizon Communications common stock has been trading substantially below the $40 per share minimum price. If the trailing 20-day average closing price of Verizon common stock at the time of the exchange is below $40 per share, the Company will receive fewer shares than the shares of Verizon common stock that the Company could purchase in the open market with the dollar equivalent of our capital account. As a result of this, at December 31, 2005, the Company treated the investment in the partnership as other-than-temporarily impaired. The Company valued the partnership account based upon the closing price of Verizon at that date ($30.12 per share). Since December 31, 2005, the Verizon common stock has traded as high as $35.17. On June 30, 2006, the stock closed at $33.49.  The Company has not revalued the partnership investment since it would not be in accordance with generally accepted accounting principles to do so.

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

If PCC receives Verizon Communications shares in August 2006, such shares would, under the terms of PCC’s lockup agreement with Verizon, become eligible for distribution to PCC’s shareholders in August 2007. The Board of Directors of the Company has determined to pursue the dissolution of the Company and at the Company’s annual meeting of shareholders on July 25, 2006, the shareholders of the Company approved the dissolution.

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

A summary of activity under the 2003 Long Term Incentive Plan for the six months ended June 30, 2006 follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	637,956	$24.52
Granted	—	—
Exercised	—	—
Repurchases	(420,000)	$30.40
Outstanding at June 30, 2006	217,956	$13.19

A summary of stock options outstanding as of  June 30, 2006 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
$3.76	24,117	2 Years	24,117
$7.62	25,839	2 Years	25,839
$19.71	10,500	4 Years	10,500
$15.11	157,500	8 Years	—
Total	217,956

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123 (R), share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” We elected to adopt the modified prospective transition method as provided by SFAS 123 (R) beginning January 1, 2006 and, accordingly, financial statement amounts for the periods before the 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of our stock over the option’s expected term, risk-free interest rate over the option’s expected term and the expected annual dividend yield.

The share-based employee compensation cost included in the determination of net income as reported for the six months and quarter ended June 30, 2006 and the share-based employee compensation cost that would have been included in the determination of net income for the six months and quarter ended June 30, 2005 if the fair value based method had been applied for that period and the assumptions used for the valuation of the options on the date of grant are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income as reported	$5,409	$4,279	$9,146	$8,277
Add: Stock-based employee compensation costs, net of related tax effects, included in net income as reported	21	—	85	—
Deduct: Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(21)	(64)	(85)	(184)
Proforma net income	$5,409	$4,215	$9,416	$8,093
Proforma basic earnings per share	$.10	$.07	$.16	$.14
Proforma diluted earnings per share	$.10	$.07	$.16	$.14
Black-Scholes methodology assumptions:
Dividend Yield	0%	0%	0%	0%
Risk-free interest rate	3.72%	3.72%	3.72%	3.72%
Expected lives of options	5 years	5 years	5 years	5 years

Volatility of 31.326% was used to determine the Fair Value of options issued to employees

At June 30, 2006, there was no unrecognized compensation cost related to share-based payments that the Company expects to recognize in the next quarter of 2006.

The Company receives a tax deduction for certain stock option exercises during the period in which they are exercised, generally for the excess of the prices at which the options are sold over the exercise prices of the options. Prior to the adoption of FAS 123 (R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. During the six months ended June 30, 2006, there were no exercises of options, however, in future periods, tax benefits from option exercises will be reported as financing cash flows.

  (4)     Equity Investment in Verizon Partnership-to be updated

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Income statement data:
Operating revenues	$175,595	$155,161	$345,234	$298,072
Operating expenses	106,739	96,598	215,696	182,998
Net income	66,475	53,289	124,382	104,714

	June 30, 2006	December 31, 2005
Balance sheet data:
Current assets	$242,900	$156,054
Wireless licenses	1,640,655	1,640,655
Total assets	2,261,776	2,154,767
Total liabilities	393,853	387,963
Partners’ capital	1,860,281	1,759,770

The Company’s portion of total partners’ capital in the amount of $1.181 billion currently earns a preferred return of approximately 2.9% per annum, which amounted to $8.6 million and $8.4 million for the quarter ended June 30, 2006 and 2005 and $17.1 million and $16.9 million for the six months ended June 30, 2006 and 2005.

(5)       Estimated Liability to Former Minority Partners

On October 19, 2005, the petitioners in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer filed an application for legal and expert fees, which the Supreme Court of the state of Delaware had held the Company liable for, in the amount of $2,459,000. The Company contested the reasonability of such amount. The judge assigned this matter to a Special Master to determine the reasonability of petitioners’ legal fees.  The Company paid approximately $1,421,000 of this amount and the remainder in the amount of $1,038,000 was accrued on the balance sheet in the estimated liability to former minority partners-current as of December 31, 2005.  On March 31, 2006, the Special Master issued a report finding the Company responsible for $445,000 of the original legal fees. With legal and court fees related to the appeal included, the Company’s was liable for a total of $930,000. As a result, the Company reversed $108,000 in the income statement as a gain on contribution of cellular business for the six months ended June 30, 2006.

In March 2006 the Company entered into a settlement agreement for all of the remaining claims of the former minority holders for $16 million. This amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications released $11 million from the collateral account to pay toward the settlement with minority holders.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect that the adoption of FIN 48 will have a material impact on its results of operations or financial position.

(7)                     Subsequent Events

At the Company’s annual meeting of shareholders on July 25, 2006, the Company’s shareholders approved its dissolution and liquidation in August 2007.  As required by generally accepted accounting principles, all financial statements for periods ending after July 25, 2006 will be prepared on the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimate will be periodically reviewed and adjusted as appropriate.

In connection with the dissolution, the Company has agreed to pay severance and special performance bonuses to its officers not to exceed $9.1 million plus reimbursement of excise taxes on such payments, if applicable.

In a letter dated July 28, 2006, the New York Stock Exchange (the “NYSE”) notified Price Communications Corporation (NYSE:PR) that it intends to suspend trading in the Company’s common stock prior to the opening on Monday, August 28, 2006 or such earlier date as i) the Company commences trading in another securities marketplace or ii) there is a material adverse development. The NYSE is taking this action under Rule 802.01D of the NYSE in view of the Company’s announcement subsequent to its 2006 Annual Meeting, held on July 25, 2006, that holders of approximately 83% of the Company’s outstanding shares have approved the dissolution of the Company. The Company has accepted the NYSE’s determination and does not expect to appeal it.

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

Financial Instruments

At June 30, 2006, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale Securities”. In addition, substantially all of the balance maintained in the collateral account consisted of marketable equity securities. Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

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

Liquidation Basis of Accounting

At the Company’s annual meeting of shareholders on July 25, 2006, the Company’s shareholders approved its dissolution and liquidation in August 2007.  As required by generally accepted accounting principles, all financial statements for periods ending after July 25, 2006 will be prepared on the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimate will be periodically reviewed and adjusted as appropriate.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, and recommends a recognition threshold and measurement characteristic for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The differences between a tax position taken in a tax return and amounts recognized in the financial statements may result in an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect that the adoption of FIN 48 will have a material impact on its results of operations or financial position.

Overview

The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company.  This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto.

The discussion contains statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are made regarding the intent, belief, or current expectations of the Company, its directors, or officers primarily with respect to the future operating performance of the Company.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties and that the actual results may differ from those in the forward-looking statements as a result of factors, many of which are outside the control of the Company.

References to the “Company” or “Price” in this report include Price Communications Corporation and its subsidiaries unless the context otherwise indicates.

At the Company’s annual meeting of shareholders on July 25, 2006, the Company’s shareholders approved its dissolution in August 2007.

Quarter and Six Months Ended June 30, 2006 Compared to Quarter and Six Months Ended June 30, 2005

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings as indicated in Note 4 in the Notes to Consolidated Financial Statements, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership increased to $8.6 million and $17.1 million for the quarter and six months ended June 30, 2006 compared to $8.4 million and $16.9 million for the quarter and six months ended June 30, 2005 as result of the preferred return accrued on the accumulated balance in the Company’s partnership account.

Operating Expenses.  Operating expenses are comprised mainly of general and administrative expenses which were approximately $1.1 million and $5.1 million for the quarter and six months ended June 30, 2006 and $1.3 million and $3.9 million for the quarter and six months ended June 30, 2005, respectively. The principal expenses during the first six months of 2006 and 2005 continued to be payroll and related expenses and legal fees, primarily in connection with the company’s dissolution plans. The decrease in general and administrative expenses of approximately 12.9% for the three months ended June 30, 2006 compared to 2005 was primarily due to decreased legal expenses. The Company incurred legal fees of approximately $288,000 in the second quarter of 2006, compared to approximately $684,000 in the second quarter of 2005. The decrease was due to the settlement of the valuation cases with the Company’s former minority partners. During the second quarter of 2005 there was a higher amount of expense related to those cases. These decreased legal fees were partially offset by increases in accounting fees, insurance costs, amortization related to employee stock options and consulting fees of $164,000.

The increase in general and administrative expenses during the first six months of 2006 compared to 2005 of 32.0% was due to increased compensation expense of approximately $421,000 (plus payroll tax) on the buyout of certain employee stock options from their holders and $136,000 due to the amortization of stock based compensation under SFAS 123(R), fees of $216,000 paid to the Securities and Exchange commission for the filing of the proxy statement recommending dissolution of the Company and insurance expense for a policy covering directors and officers liability.

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 were entitled to receive merger consideration. Amounts payable to such minority interest holders were finally determined by negotiations between the parties and by applicable state court proceedings. As of December 31, 2005, the Company had accrued approximately $17.0 million as the estimated liability to settle the minority holders’ claims. During the six months and quarter ended June 30, 2006, the Company provided no additional accruals for amounts due to minority partners. In the six months and quarter ended June 30, 2005, a provision of $1.2 million was included in the income statement as the initial estimate of legal fees owed to petitioners in one merger case (see below).

On October 19, 2005, the petitioners in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer, filed an application for legal and expert fees, which the Supreme Court of the state of Delaware had held the Company liable for, in the amount of $2,459,000. The Company contested the reasonability of such amount. The judge assigned this matter to a Special Master to determine the reasonability of petitioners’ legal fees.  The Company paid approximately $1,421,000 of this amount and the remainder in the amount of $1,038,000 was accrued on the balance sheet in the estimated liability to former minority partners-current as of December 31, 2005.  On March 31, 2006, the Special Master issued a report finding the Company responsible for $445,000 of the original legal fees. With legal and court fees related to the appeal included, the Company’s was liable for a total of $930,000. As a result, the Company reversed $108,000 in the income statement as a gain on contribution of cellular business for the six months ended June 30, 2006. The Company remitted the legal and court fees during May of 2006.

In March 2006 the Company entered into a settlement agreement for all of the remaining claims of the former minority holders of $16 million. This amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications released $11 million from the collateral account to pay toward the settlement with minority holders.

Other Income, Income Taxes and Net Income.  Other income decreased to $948,000 in the quarter ended June 30, 2006 from $1.3 million in the quarter ended June 30, 2005 mainly as a result of a decrease in net gains from marketable securities transactions.  There were no sales of securities during the second quarter of 2006. Other income was $2.2 million for both the six months ended June 30, 2006 and 2005.

Income tax expense has been provided for the quarter ended June 30, 2006 and 2005 at effective rates of 35.5% and 35.8%, and 35.8% and 35.7% for the six months ended June 30, 2006 and 2005, respectively, which represent the estimated effective rates for the corresponding periods.

Net income was approximately $5.4 million for the three months ended June 30, 2006 compared to $4.3 million for the three months ended June 30, 2005 and $9.1 and $8.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase from 2006 over 2005 was due mainly to the settlement of cases with minority partners. In the second quarter and  first six months of  2005, the Company accrued $1.2 million for these cases.

Liquidity and Capital Resources

As previously discussed, the Company’s primary source of revenue is currently its earnings from the Verizon Partnership.  Based upon the current results for the Verizon Partnership, there appears to be minimal possibility that the Company will not receive its proportionate share of partnership earnings through August 15, 2006, the last period for which the Company is entitled to its preferred interest. For the period that the Company is entitled to receive a preferred return, 50% of such return will be paid in cash with the balance being added to the Company’s capital account.  If the Verizon Partnership incurs losses, such losses are first allocated to Cellco Partnership and its affiliates up to an amount equaling their capital account in the Verizon Partnership before being allocated to the Company.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness.  However, PCW is not obligated to make payment under the guarantee until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company believes that the probability of the guarantee being enforced is remote. This guarantee will expire when the Company converts the partnership interest to Verizon common stock in August of 2006. In connection with the guaranty, Price established a collateral account (with a market value of $64.1 million as of June 30, 2006), which now consists principally of marketable securities.  Price controls the investment decisions for this account and has the right to withdraw certain sums such as dividends and interest on its investments. During the quarter ended June 30, 2006, the Company withdrew $11 million from this account to pay the settlement with former minority holders. The restrictions on this account will end upon the August 2006 conversion of the partnership interest to Verizon Communications common stock.

As of June 30, 2006, the Company has approximately $1.9 million of cash and cash equivalents and $1.9 million in marketable securities. It anticipates receiving an additional $6.4 million as its final 50% distribution from its preferred investment in August 2006.  In March 2006 the Company entered into a settlement agreement for all of the remaining claims of the former minority holders for $16 million. This amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications agreed to release $11 million from the collateral account to pay toward the settlement with minority holders. Based on its anticipated cash receipts, the Company can meet its cash requirements through dissolution in August 2007.

In a letter dated July 28, 2006, the New York Stock Exchange (the “NYSE”) notified Price Communications Corporation (NYSE:PR) that it intends to suspend trading in the Company’s common stock prior to the opening on Monday, August 28, 2006 or such earlier date as i) the Company commences trading in another securities marketplace or ii) there is a material adverse development. The NYSE is taking this action under Rule 802.01D of the NYSE in view of the Company’s announcement subsequent to its 2006 Annual Meeting, held on July 25, 2006, that holders of approximately 83% of the Company’s outstanding shares have approved the dissolution of the Company. The Company has accepted the NYSE’s determination and does not expect to appeal it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The only market risk that the Company is exposed to relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of June 30, 2006.  On or about August 15, 2006, the Company’s investment securities will include the Verizon Communications common stock it will receive in exchange for its investment in the Verizon Partnership which stock is subject to a 360 day lockup before the Company can distribute it to its shareholders.

In addition, the realizability of the Company’s carrying value of its investment in the Verizon Partnership could be affected if the 20-day average closing price of Verizon Communications common stock prior to the date that the investment in the Verizon Partnership is exchanged into Verizon common stock is below $30.12.  The Company believes its investment in the Verizon Partnership is realizable at its recorded value at June 30, 2006.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-”Provision for Cellular Legal Matters:

Item 1A. Risk Factors

In a letter dated July 28, 2006, the New York Stock Exchange (the “NYSE”) notified Price Communications Corporation (NYSE:PR) that it intends to suspend trading in the Company’s common stock prior to the opening on Monday, August 28, 2006 or such earlier date as i) the Company commences trading in another securities marketplace or ii) there is a material adverse development. The NYSE is taking this action under Rule 802.01D of the NYSE in view of the Company’s announcement subsequent to its 2006 Annual Meeting, held on July 25, 2006, that holders of approximately 83% of the Company’s outstanding shares have approved the dissolution of the Company. The Company has accepted the NYSE’s determination and does not expect to appeal it.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

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

PRICE COMMUNICATIONS CORPORATION

Date: August 9, 2006	By:	/s/ Robert Price
Robert Price
President and Treasurer

	By:	/s/ Kim I. Pressman
Kim I. Pressman
Executive Vice President
and Chief Financial Officer

II-2