Form 10-Q
period 2006-09-30
PRICE COMMUNICATIONS CORP
filed 2007-01-19
CIK 355787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

As of September 30, 2006, there were 56,362,701 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.    Financial Statements

PRICE  COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Net Assets as of September 30, 2006 (Liquidation Basis)
Consolidated Balance Sheet as of December 31, 2005 (Going Concern Basis)
($ in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$18,626	$4,067
Restricted cash and securities (principally securities)	—	71,227
Available for sale securities	55,503	2,421
Verizon Communications common stock, restricted to August 10, 2007	1,094,337	—
Other assets	389	—
Prepaid expense	—	108

Total current assets	1,168,855	77,823

Investment in limited partnership	—	882,871
Other assets	—	538
	$1,168,855	$961,232

Liabilities and Shareholders’ Equity

Current liabilities:
Income taxes payable (current and deferred)	$2,429	2,655
Estimated liability to former minority partners	—	17,038
Other current liabilities	1,197	1,551
Accrued costs of liquidation	1,722	—

Total current liabilities	5,348	21,244

Deferred income taxes, net	—	423,348

Total liabilities	5,348	444,592

Commitments and contingencies

Shareholders’ equity		516,640
Total liabilities and shareholders’ equity		$961,232

NET ASSETS IN LIQUIDATION (available to common shareholders)	$1,163,507

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Net Assets in Liquidation

($ in thousands)

(Unaudited)

For the
period from
July 24 to
September 30
2006

Shareholders’ Equity at July 24, 2006	$529,184
Liquidation basis adjustments:
Adjust assets and liabilities to fair value	(306)
Reversal of deferred tax on potential gain on conversion of preferred interest	428,033

Net assets in liquidation July 25, 2006	956,911
Gain on exchange of partnership interest	124,282
Adjust assets to fair value	85,826
Cash received from exercise of options	1,477
Accrue estimated net costs in liquidation	(1,722)
Income from partnership from July 25, 2006 to August 15, 2006	2,091
Investment income from July 25, 2006 to September 30, 2006	874
Costs incurred from July 25, 2006 to September 30, 2006	(6,232)
Net assets in liquidation September 30, 2006	$1,163,507

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (GOING CONCERN BASIS)

($ in thousands, except per share data)

(Unaudited)

	For the	For the nine	For the	For the three
	period from	months	period from	months
	January 1 to	ended	July 1 to	ended
	July 24,	September 30,	July 24,	September 30,
	2006	2005	2006	2005

Revenue:
Earnings from partnership	$19,290	$25,324	$2,185	$8,467
Operating expenses:
General and administrative	5,573	5,258	393	1,326
Loss (gain) on contribution of cellular business	(108)	2,459	—	1,259
Interest expense	—	1,502	—	401
Other income, net	(2,900)	(3,380)	(690)	(1,141)

Income before income taxes	16,725	19,485	2,482	6,622

Income tax expense	5,843	6,157	746	1,570
Net income	10,882	13,328	1,736	5,052

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	1,868	$(9,420)	(1,322)	(2,368)
Reclassification adjustment	(337)	$(873)	—	(119)
Comprehensive income	$12,413	$3,035	$414	$2,565

Per share data:
Basic earnings per share	$0.19	$0.24	$0.03	$0.09
Weighted average shares outstanding	56,234,000	56,224,000	56,234,000	56,240,000
Diluted earnings per share	$0.19	$0.24	$0.03	$0.09
Weighted average shares outstanding	56,516,000	56,503,000	56,524,000	56,516,000

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	For the	For the
	period from	nine months
	January 1	ended
	to July 24,	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,882	$13,328
Adjustments to reconcile net income to net cash used in operating activities:
Earnings from partnership	(19,290)	(25,324)
Depreciation and amortization	48	59
Stock-based compensation expense	136	—
Gain on available for sale marketable securities	(276)	(435)
Increase in escrow deposit	—	13,666
Increase in other current assets	(871)	—
Increase (decrease) in income taxes receivable/payable	3,250	(1,193)
Decrease in other current liabilities	(63)	(3,036)
Decrease in estimated liability to former minority partners	(17,038)	(9,958)
Increase (decrease) in deferred income tax liability	(3)	1
Total adjustments	(34,107)	(26,220)
Net cash used in operating activities	(23,225)	(12,892)

Cash flows from investing activities:
Increase in other assets	—	—
Proceeds from sale of securities and put and call options	13,655	38,107
Purchase of securities and put and call options	(2,260)	(34,561)
(Increase) decrease in cash in collateral account cash	999	(2,209)
Distribution of profits from partnership	8,521	12,616
Net cash provided by investing activities	20,915	13,953

Cash flows from financing activities:
Purchase and retirement of common stock	—	(144)
Exercise of employee stock options	—	397
Net cash provided by financing activities	—	253

Net decrease in cash and cash equivalents	(2,310)	1,314
Cash and cash equivalents at the beginning of period	4,067	2,739
Cash and cash equivalents at the end of period	$1,757	$4,053

Supplemental disclosure of cash flow information:
Income taxes paid	$2,596	$7,359

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity (GOING CONCERN BASIS)

(in thousands)

(Unaudited)

				Accumulated
	Common Stock		Additional	other		Total
	Class A		paid-in	comprehensive	Retained	shareholders’
	Shares	Par Value	capital	income/(loss)	earnings	equity

Balance at December 31, 2005	56,233	$562	$156,881	$(4,030)	$363,227	$516,640

Change in unrealized gain (loss) on available for sale securities net of tax effect				1,526		1,526
Amortization of stock-based compensation expense			136			136
Net income					10,882	10,882

Balance, July 24, 2006	56,233	$562	$157,017	$(2,504)	$374,109	$529,184

See accompanying notes to  consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)       Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim Consolidated Financial Statements include the accounts of Price Communications Corporation and its subsidiaries (the “Company”, “Price” or “PCC”).  Price Communications Wireless, Inc. (“PCW”) is a wholly owned subsidiary of Price Communications Corporation and prior to the consummation of the asset contribution, which occurred on August 15, 2002, was the operating entity for the cellular business engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States.  All significant intercompany items and transactions have been eliminated. On July 25, 2006 the shareholders of Price Communications Corporation approved a plan of dissolution (the “Plan”) of the Company and all of its subsidiaries including PCW, whereby all of the Company’s assets will be distributed to the shareholders in August of 2007.

The consolidated financial statements for the period January 1, 2006 to July 24, 2006 and for the year ended December 31, 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of the Plan, the Company adopted the liquidation basis of accounting effective July 25, 2006. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts.

The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of July 25, 2006, the date of adoption of the liquidation basis of accounting:

(In thousands)
Adjust assets and liabilities to fair value:
Prepaid insurance	(249)
Fixed Assets	(100)
Deferred Rent	43
Total	(306)

The Company has other assets still reflected on the Consolidated Statement of Net Assets as of September 30, 2006 of $389,000 for which it has not yet determined the realizable value.

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

(2)       Contribution of the Company’s Wireless Business to the Verizon Partnership –Background for Liquidation

As per an agreement of December 18, 2001, on August 15, 2002 the Company contributed substantially all of the assets and liabilities of PCW to Verizon Wireless of the East (the “Verizon Partnership”).  As consideration for such contribution, the Company received a preferred exchangeable interest in the Verizon Partnership initially valued at approximately $1.112 billion.  According to the Partnership agreement, the Company was entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years subsequent to August 15, 2002 equal to its preferred return, which was approximately 2.9% per annum.  The Company received only 50% of its preferred return in cash, with the balance being added to its capital account.

Under a letter agreement dated August 9, 2002, PCW was a guarantor of $350 million of the Verizon Partnership debt to Verizon Communications.  However, PCW was not obligated to make payment under the guaranty until Verizon Communications has exhausted all remedies against the Verizon Partnership.  The Company initially deposited $70 million in a separate collateral account to support such guaranty.  The Company had the right to withdraw certain sums such as interest and dividends from the account.

PCC exchanged the Preferred Exchangeable Interest for common stock of Verizon Communications on August 15, 2006.  The price used for the calculation of the number of shares that was issued in the exchange was to be the trailing 20-day average for Verizon Communications common stock but not less than $40, or more than $74. Verizon Communications common stock was trading substantially below the $40 per share minimum price, therefore it was exchanged at $40. The Company received 29,473,000 shares which was approximately 4.8 million fewer shares than the shares of Verizon common stock the Company could have purchased in the open market with the dollar equivalent of our capital account, based upon the $34.39 closing price on August 15, 2006. At December 31, 2005, the Company had treated the investment in the partnership as other-than-temporarily impaired due to the lower trading value of the Verizon common stock. The Company valued the partnership account on that date based upon the closing price of Verizon ($30.12 per share).Upon the August 15, 2006 conversion, the Company valued the stock it received at the closing price on that date ($34.39 per share) and recognized a gain on the conversion of the shares in the amount of $124.3 million, which is recorded on the statement of changes in net assets in liquidation.

The Company accounted for the preferred exchangeable interest before the conversion to common stock in a manner similar to the equity method of accounting.  The initial investment equaled the credit in the capital account on the partnership’s financial statement.  Thereafter, the Company increased its investment by the amount of income it was entitled to receive based on the availability of profits at the agreed upon preferred rate of return and reduced such investment by any cash distributions to the Company.

The Verizon Communications shares the Company received in August 2006, under the terms of PCC’s lockup agreement with Verizon, are restricted and become eligible for distribution to PCC’s shareholders in August 2007. The Board of Directors of the Company determined to pursue the dissolution of the Company and at the Company’s annual meeting of shareholders on July 25, 2006, the shareholders of the Company approved the dissolution.

(3)       Stock-Based Compensation

The Company has a long-term incentive plan (the “2003 Long-Term Incentive Plan”), which replaced the “1992 Long-Term Incentive Plan” and provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees, officers and directors. The plan was approved by the Company’s shareholders at the 2003 annual meeting of shareholders. The 2003 plan was authorized for 2,100,000 options of which 183,750 have been issued to date and 1,916,250 remain available for future grants.

A summary of activity under the 2003 Long Term Incentive Plan for the period ended July 24, 2006 follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	637,956	$24.52
Granted	—	—
Exercised	—	—
Repurchases	(420,000)	$30.40
Outstanding at July 24, 2006	217,956	$13.19

A summary of stock options outstanding as of  July 24, 2006 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
$3.76	24,117	2 Years	24,117
$7.62	25,839	2 Years	25,839
$19.71	10,500	4 Years	10,500
$15.11	157,500	8 Years	—
Total	217,956

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

The share-based employee compensation cost included in the determination of net income as reported for the periods  ended July 24, 2006 and the share-based employee compensation cost that would have been included in the determination of net income for the periods ended September 30, 2005 if the fair value based method had been applied for that period and the assumptions used for the valuation of the options on the date of grant are presented in the table below:

	Period from January 1 to July 24,	Nine Months Ended September 30,	Period from July 1 to July 24,	Three months ended September 30,
	2006	2005	2006	2005
Net income as reported	$10,882	$13,328	$1,736	$5,052
Add: Stock-based employee compensation costs, net of related tax effects, included in net income as reported	85	—	—	—
Deduct: Stock-based employee compensation costs, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(85)	(247)	—	(63)
Proforma net income	$10,882	$13,081	$1,736	$4,989
Proforma basic earnings per share	$.19	$.23	$.03	$.09
Proforma diluted earnings per share	$.19	$.23	$.03	$.09
Black-Scholes methodology assumptions:
Dividend Yield	0%	0%	0%	0%
Risk-free interest rate	3.72%	3.72%	3.72%	3.72%
Expected lives of options	5 years	5 years	5 years	5 years

Volatility of 31.326% was used to determine the Fair Value of options issued to employees.

At June 30, 2006, there was no unrecognized compensation cost related to share-based payments.

The Company receives a tax deduction for certain stock option exercises during the period in which they are exercised, generally for the excess of the prices at which the options are sold over the exercise prices of the options. Prior to the adoption of FAS 123 (R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. During the period from July 25, 2006 through September 30, 2006, options on 128,706 shares were exercised for total consideration of approximately $1.48 million, which is recorded in the statement of changes in net assets in liquidation.

(4)       Equity Investment in Verizon Partnership

The following table summarizes financial information of the Verizon Partnership (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Income statement data:
Operating revenues	$167,568	$465,640
Operating expenses	107,564	290,562
Net income	55,157	159,871

December 31, 2005
Balance sheet data:
Current assets	$156,054
Wireless licenses	1,640,655
Total assets	2,154,767
Total liabilities	387,963
Partners’ capital	1,759,770

The Company’s portion of total partners’ capital earned a preferred return of approximately 2.9% per annum, which amounted to $2.2 million and $8.5 million for the period from July 1 to July 24, 2006 and the quarter ended September 30, 2005 and $19.3 million and $25.3 million for the period from January 1 to July 24, 2006 and the nine months ended September 30, 2005. As a result of the exchange that took place on August 15, 2006, financial information for the periods January 1, 2006 to July 24, 2006 and through August 15, 2006 are not available.

(5)       Estimated Liability to Former Minority Partners

On October 19, 2005, the petitioners in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”) et al, the appraisal action to determine the value of the shares held in MCHC, by Mr. Dobler and other petitioners at the time of the merger of MCHC into Palmer filed an application for legal and expert fees, which the Supreme Court of the state of Delaware had held the Company liable for, in the amount of $2,459,000. The Company contested the reasonability of such amount. The judge assigned this matter to a Special Master to determine the reasonability of petitioners’ legal fees.  The Company paid approximately $1,421,000 of this amount and the remainder in the amount of $1,038,000 was accrued on the balance sheet in the estimated liability to former minority partners-current as of December 31, 2005.  On March 31, 2006, the Special Master issued a report finding the Company responsible for $445,000 of the original legal fees. With legal and court fees related to the appeal included, the Company was liable for a total of $930,000. As a result, the Company reversed $108,000 in the income statement as a gain on contribution of cellular business for the period ended July 24, 2006.

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

(7)                     Subsequent Events

On October 24, 2006, the Company declared a cash dividend of $.19 to shareholders of record on November 10, 2006. Pursuant to that declaration, a total of $10.7 million was distributed to shareholders on November 22, 2006.

On October 24, 2006, the Board of Directors of Verizon Communications announced that the Company would spin off its directories business to its shareholders. Each holder of 20 shares of Verizon common stock as of November 1, 2006 was to receive 1 share of the new company holding the directories business. The shares of the spin off company began trading “when issued” on November 1, 2006. The Company received approximately 1.5 million shares in the new company, which it sold for total gross proceeds before taxes of approximately $37.9 million.

On January 10, 2007, the Company declared a cash dividend of $.58 to shareholders of record on February 1, 2007 and payable February 15, 2007. Pursuant to the declaration, the Company will distribute $32.7 million to shareholders.

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

Background for Liquidation

As per an agreement of December 18, 2001, on August 15, 2002 the Company contributed substantially all of the assets and liabilities of PCW to Verizon Wireless of the East (the “Verizon Partnership”).  As consideration for such contribution, the Company received a preferred exchangeable interest in the Verizon Partnership initially valued at approximately $1.112 billion.  According to the Partnership agreement, the Company was entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years subsequent to August 15, 2002 equal to its preferred return, which was approximately 2.9% per annum.  The Company received only 50% of its preferred return in cash, with the balance being added to its capital account.

PCC exchanged the Preferred Exchangeable Interest for common stock of Verizon Communications on August 15, 2006.  The price used for the calculation of the number of shares that was issued in the exchange was the trailing 20-day average for Verizon Communications common stock but not less than $40, or more than $74. Verizon Communications common stock was trading substantially below the $40 per share minimum price therefore it was exchanged at $40. The Company received 29,473,000 shares which was 4.8 million fewer shares than the shares of Verizon common stock the Company could have purchased in the open market with the dollar equivalent of our capital account, based upon the $34.39 closing price on August 15, 2006. At December 31, 2005, the Company had treated the investment in the partnership as other-than-temporarily impaired due to the lower trading value of the Verizon common stock. The Company valued the partnership account on that date based upon the closing price of Verizon ($30.12 per share).Upon the August 15, 2006 conversion, the Company valued the stock it received at the closing price on that date ($34.39 per share) and recognized a gain on the conversion of the shares in the amount of $124.3 million, which is recorded in the statement of changes in net assets in liquidation.

The Verizon Communications shares the Company received in August 2006, under the terms of PCC’s lockup agreement with Verizon, are restricted and become eligible for distribution to PCC’s shareholders in August 2007. The Board of Directors of the Company determined to pursue the dissolution of the Company and at the Company’s annual meeting of shareholders on July 25, 2006, the shareholders of the Company approved the dissolution.

Liquidation Basis of Accounting

The consolidated financial statements for the period January 1, 2006 to July 24, 2006 and for the year ended December 31 2005 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders approval of the Plan, the Company adopted the liquidation basis of accounting effective July 25, 2006. This basis of accounting is considered appropriate when, among other things, liquidation of a Company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable value and liabilities at estimated settlement amounts.

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

Pursuant to the plan of dissolution, which was approved by stockholders on July 25, 2006, the Company filed articles of dissolution with the Secretary of State of New York on September 12, 2006. Since July 25, 2006, our operations have been limited to winding-up our business and affairs, selling our remaining assets and discharging our known liabilities. We plan to distribute our remaining assets to our stockholders, in accordance with the plan of dissolution.

Accrued Costs of Liquidation

Under the liquidation basis of accounting, we accrue for the known costs to be incurred in liquidation, including severance ($462,000 of $5.6 million) for the two remaining employees to be paid in August 2007 over the remaining service period through that date, rent ($135,000) and directors and officers insurance ($1.1 million) for the period subsequent to August 2007. The Company will continue to incur operating costs and receive income on its investments throughout the liquidation period. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

The Company expects to distribute to its shareholders its remaining cash and the Verizon common stock it received in the exchange, less any amount applied to or reserved for actual or contingent liabilities (which will be deposited in a liquidating trust), on or about August 8, 2007. The amount reserved will be based on a determination by the board of directors, derived from consultation with management and outside experts, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses. If any assets deposited in the liquidating trust are not actually required to pay the Company’s liabilities, these assets will be distributed to shareholders at one or more later dates. Each shareholder will receive its pro rata share of each distribution based on the number of shares held at the time of the record date for such distribution.

Financial Instruments

At September 30, 2006, the Company’s marketable securities were classified as “Available-for-Sale Securities”. In addition, the Company holds Verizon’s common stock received in the exchange, which is subject to a lock up agreement until distribution in August 2007 and has classified it as restricted and also accounts for them as available-for-sale, Unrealized holding gains and losses for Available-for-Sale Securities were excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) through July 24, 2006. Under the liquidation basis of accounting, these gains and losses are recognized as changes in net assets in liquidation for the period from July 25, 2006 to September 30, 2006.

Realized gains and losses are accounted for by specific identification or average cost, and are included in other income for the period through July 24, 2006.

Investment in Limited Partnership

The Company accounted for the Preferred Exchangeable Interest before the conversion to Verizon common stock using a method similar to the equity method of accounting. The initial investment equaled the credit in the capital account on the Partnership’s financial statement. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits at the agreed upon preferred rate of return and reduced such investment by any cash distribution to the Company.

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

Periods ended July 24, 2006 and Quarter and Nine Months Ended September 30, 2005

Revenue.  As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership.  Since there were sufficient earnings by the Verizon partnership (see Note 4 in the Notes to Consolidated Financial Statements), the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership was $8.5 million and $25.3 million for the quarter and nine months ended September 30, 2005. For the short period from July 1, 2006 to July 24, 2006 the income from partnership was $2.2 million and for the period from January 1, 2006 to July 24, 2006 was $19.3 million. Due to the shortened time periods as a result of the liquidation basis of accounting, these numbers are not comparable to the prior year.

Operating Expenses.  Operating expenses are comprised mainly of general and administrative expenses, which were approximately $1.3 million and $5.3 million for the quarter and nine months ended September 30, 2005 and $.4 million for the period from July 1, 2006 to July 24, 2006 and $5.6 million for the period from January 1, 2006 to July 24, 2006. The principal expenses through July 24, 2006 continued to be payroll ($2.6 million) and related expenses and legal fees ($1.2 million), primarily in connection with the company’s dissolution plans. Due to the shortened time periods, the 2006 and 2005 expenses are not comparable.

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly-owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 were entitled to receive merger consideration. Amounts payable to such minority interest holders were finally determined by negotiations between the parties and by applicable state court proceedings. During both the quarter and nine months ended September 30, 2005, the Company accrued amounts of $1.3 million and $2.5 million, respectively, for amounts due to minority partners for legal fees pursuant to those state court proceedings. These amounts were reflected in the statement of operations as losses on contribution of cellular business. In addition, during the quarter and nine months ended September 30, 2005, the Company accrued an additional $400,000 and $1.5 million of interest on the estimated liability payable to former minority partners. During 2006, the liabilities were settled for $108,000 less than the accruals which amount was reversed and reflected as a gain on contribution of cellular business.

In March 2006 the Company entered into a settlement agreement for all of the remaining claims of former minority holders for $16 million.  The amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications permitted the Company to withdraw $11 million from the collateral account.

Other Income, Income Taxes and Net Income.  Other income was $1.1 million in the quarter ended September 30, 2005 and $3.4 million in the nine months ended September 30, 2005. For the period from July 1, 2006 to July 24, 2006, other income was $690,000 and for the period from January 1, 2006 to July 24, 2006 it was $2.9 million. The main components of other income for the periods were dividends and interest income on investments and realized gains on the sales of securities. There were no sales of securities for the period from July 1, 2006 to July 24, 2006.

Income tax expense has been provided for the quarter and nine months ended September 30, 2005 at effective rates of  23.7% and 31.6%, respectively, which represent the estimated effective rates for the corresponding periods. For the period from July 1 to July 24, 2006 and for the period from January 1 to July  24, 2006 income tax was provided at a rate of 30% and 34.9%, respectively.

Net income was approximately $5.1 million for the three months ended September 30, 2005 and $13.3 million for the nine months ended September 30, 2005. For the period from July 1, 2006 to July 24, 2006 net income was $1.7 million and for the period from January 1 to July 24, 2006 it was $10.9 million. These periods are not comparable to the prior year periods since they are shorter in length.

Changes in Net Assets in Liquidation for the Period from July 25, 2006 to  September 30, 2006

During the period from July 25,2006 to September 30, 2006, the Company’s net assets in liquidation increased to approximately $1,164,000 from approximately $957,000 on July 25, 2006. The main reason for the increase in assets was a gain on the exchange of the Verizon Partnership interest to Verizon common stock on August 15, 2006. The Verizon investment was revalued based on the Verizon stock price on August 15, 2006 of  $34.39 resulting in a gain of approximately $124 million. The Verizon stock was marked to market on September 30, 2006 when it closed at $37.13 and resulted in an unrealized gain in assets of approximately $80.8 million which is included in the $86 million adjustment of assets to fair value on the statement of changes in net assets in liquidation.

Liquidity and Capital Resources

As previously discussed, the Company’s primary source of revenue before the conversion to common stock of Verizon was its earnings from the Verizon Partnership.  Since the August 15, 2006 conversion, the Company’s primary source of revenue is the dividends on the common stock of Verizon Communications that it holds.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s outstanding debt.  PCW agreed to guarantee the $350 million indebtedness. This guarantee expired when the Company converted the partnership interest to Verizon common stock in August of 2006. In connection with the guaranty, Price had established a collateral account, which consisted principally of marketable securities. The restrictions on this account ended upon the August 15, 2006 conversion of the partnership interest to Verizon Communications common stock.

As of September 30, 2006, the Company has approximately $1.16 billion of net assets in liquidation which includes the Verizon investment of approximately $1.1 billion which is restricted under a lockup agreement until August 10, 2007, $18.6 million of cash and cash equivalents and $55.5 million in marketable securities, partially offset by $10.7 million in liabilities for costs to be incurred during liquidation. Based on its anticipated cash receipts and estimated expenses during the period of liquidation, the Company can meet its cash requirements through dissolution in August 2007.  The Board of Directors declared a dividend of $.19 per share in October of 2006 to shareholders of record on November 10, 2006. Pursuant to that declaration, a total of $10.7 million was paid to shareholders on November 22, 2006.

In a letter dated July 28, 2006, the New York Stock Exchange (the “NYSE”) notified Price Communications Corporation (NYSE:PR) that it intended to suspend trading in the Company’s common stock prior to the opening on Monday, August 28, 2006 or such earlier date as i) the Company commences trading in another securities marketplace or ii) there is a material adverse development. The NYSE took this action under Rule 802.01D of the NYSE in view of the Company’s announcement subsequent to its 2006 Annual Meeting, held on July 25, 2006, that holders of approximately 83% of the Company’s outstanding shares have approved the dissolution of the Company. On August 28, 2006, the Company’s stock began trading on the pink sheets under the symbol PCMC.PK.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The only market risk that the Company is exposed to relates to its investment securities, whose values fluctuate with the market and whose values have been adjusted to reflect their market values as of September 30, 2006.  Since August 15, 2006, the Company’s investment securities include the Verizon Communications common stock it received in exchange for its investment in the Verizon Partnership which stock is subject to a 360-day lockup before the Company can distribute it to its shareholders.

Item 4.    Procedures and Controls

As of September 30, 2006 the Chief Executive Officer and the Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that both our disclosure controls and procedures were not effective to record, process, summarize and report within the time periods specified in the SEC’s rules and forms and that our internal controls were not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles based on our delay in filing of our Form 10-Q as a result of the change to the liquidation basis of accounting and the lack of review performed by the Company’s consultants over certain internal controls and procedures over financial reporting.

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

The Company has been delisted from the New York Stock Exchange

In a letter dated July 28, 2006, the New York Stock Exchange (the “NYSE”) notified Price Communications Corporation (NYSE:PR) that it intended to suspend trading in the Company’s common stock prior to the opening on Monday, August 28, 2006 or such earlier date as i) the Company commences trading in another securities marketplace or ii) there is a material adverse development. The NYSE took this action under Rule 802.01D of the NYSE in view of the Company’s announcement subsequent to its 2006 Annual Meeting, held on July 25, 2006, that holders of approximately 83% of the Company’s outstanding shares have approved the dissolution of the Company. The Company accepted the NYSE’s determination and did not appeal it. The Company’s stock began trading on the pink sheets on August 28, 2006 with the symbol PCMC.PK.

No Assurances can be Made on the Amount of any Distribution to Shareholders in Dissolution

Although the Company expects to distribute to shareholders its shares of Verizon common stock in August 2007, the Company cannot assure shareholders of the precise nature, amount or timing of any distribution.  Uncertainties as to the precise amount of our assets and liabilities make it difficult to predict with certainty the aggregate net value ultimately distributable to shareholders.

Additional Liabilities and Expenses May Reduce the Amount Available for Distribution to Shareholders

The actual amount of the Company’s liabilities, including contingent liabilities, may exceed the amounts shown on its balance sheet.  In addition, the Company could incur additional claims, liabilities and other expenses (such as payroll, regulatory filings, legal expenses, consulting fees and miscellaneous office expenses). These amounts will reduce the extent to which assets will be available for distribution to shareholders.

The Realizable Value of the Company’s Assets May be Less Than Their Current Market Value

The market value of the Company’s assets may decline, or the Company may be unable for other reasons to realize the current market value of its assets.  In this case, the assets available for distribution to shareholders (or the value of such assets) will be reduced.

Distribution of Assets to Shareholders Could be Delayed

The Company expects to distribute Verizon common stock to its stockholders in August 2007.  However, the Company is currently unable to predict the precise timing of any subsequent distribution.  The timing of the distributions will depend on and could be delayed by, among other things, claim settlements with creditors.  Additionally, a creditor could seek an injunction against the making of distributions to shareholders on the grounds that the amounts to be distributed were needed to provide for payment of the Company’s liabilities and expenses.  Any action of this type could delay or diminish the amount available for distribution to shareholders.

Shareholders Could be Liable for Price’s Liabilities up to the Amount of Distribution Received by Them

If the assets the Company reserves at the time of any distribution are insufficient to satisfy the Company’s remaining liabilities, shareholders may be required to return all or a portion of the amount of their distributions so as to ensure that all of the Company’s actual and contingent liabilities are satisfied in full.  A shareholder’s liability would not, however, exceed the aggregate amount of the distributions that it receives.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

Not Applicable. The Company has no debt securities outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)       On July 25, 2006 the Registrant held its annual meeting of shareholders.

(b)      Mr. Robert F. Ellsworth was elected a director at the meeting.  The term as director of Robert Price, Kim I. Pressman, Frank Osborn and Stuart Rosenstein continued after the meeting.

(c)       The votes cast at the meeting for director were as follows:

	Votes Cast For	Authority Withheld

Robert F. Ellsworth	52,863,815	729,952

(d)      The dissolution of the Registrant was approved.

(e)       The votes cast at the meeting for dissolution were as follows:

Votes For	Votes Against	Abstain

46,699,200	8,813	2,524

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

PRICE COMMUNICATIONS CORPORATION

Date: January 19, 2007	By:	/s/ Robert Price
Robert Price
President and Treasurer

	By:	/s/ Kim I. Pressman
Kim I. Pressman
Executive Vice President
and Chief Financial Officer