Form 10-K
period 2006-12-31
PRICE COMMUNICATIONS CORP
filed 2007-12-17
CIK 355787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	None

Securities registered pursuant to Section 12(g) of the Act [None]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒                                                    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐                                                    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☐                                                     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                    Accelerated filer ☐              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐                                    No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $718.1 million based on the closing sale price as reported on the New York Stock Exchange, on which the Company was registered at this date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Stock, $.01 par value per share	56,455,423 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None

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

Prior to August 15, 2002, Price Communications Corporation was engaged, through its wholly owned subsidiary Price Communications Wireless, Inc. (“PCW”), in the construction, development, management and operation of cellular telephone systems in the southeastern United States. The Company provided cellular telephone service to subscribers in Georgia, Alabama, South Carolina and Florida in a total of sixteen licensed service areas composed of eight Metropolitan Statistical Areas (“MSA”) and eight Rural Service Areas (“RSA”), with an aggregate estimated population of 3.4 million. See “The Verizon Transaction.”

Dissolution of the Company

The Company owned 29,473,130 shares of Verizon Communications (“the Verizon Shares”) that it received in August 2006 pursuant to the exchange (see “The Verizon Transaction”). These shares became eligible for distribution to PCC’s shareholders in August 2007 under the terms of PCC’s lockup agreement with Verizon. The Board of Directors of the Company determined to pursue the dissolution of the Company, and at the Company’s annual meeting of shareholders on July 25, 2006, its shareholders approved the dissolution. PCC’s shares had been listed on the New York Stock Exchange (the “Exchange”), and on August 28, 2006, the Exchange suspended trading in the Company’s stock due to the pending liquidation. The Company’s shares were then traded over the counter on the Pink Sheets until August 7, 2007. The Company was liquidated on August 8, 2007 by distribution of the Verizon shares and $54.2 million of the Company’s cash to shareholders. The Board of Directors of the Company voted to reserve approximately $28 million of cash and other assets, which was deposited into a Liquidating Trust for the remaining actual expenditures and contingent liabilities.

The board determined that dissolution was in the best interests of shareholders, taking into account among other considerations the following:

•                                          Unless the Company was dissolved and the Verizon common stock distributed to the Company’s shareholders pursuant to a plan of dissolution, any subsequent sale or distribution of the Company’s Verizon common stock would have caused the Company to recognize a substantial amount of taxable gain which may have resulted in the Company incurring substantial tax liability.

•                                          Although the Company reviewed a number of potential acquisitions and other opportunities for the Company, it was been unable to identify or succeed in acquiring any business that would meet the economic and fiduciary requirements of the board of directors, particularly in light of the adverse tax consequences that would have resulted if the Company is not dissolved.

•                                          If the Company had retained the Verizon common stock, it may have had to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), which could have significantly limited the Company’s ability to take advantage of potential business opportunities and would have also imposed stringent regulatory requirements.

Since the Company’s shareholders approved dissolution, Price’s three subsidiaries, Price Communications Wireless, Inc., Price Communications Cellular Holdings, Inc. and Price Communications Cellular, Inc., each filed certificates of voluntary dissolution with the Secretary of State of the State of Delaware on August 11, 2006 and Price filed a certificate of voluntary dissolution with the Secretary of State of the State of New York on March 12, 2007.

Since filing the certificate of dissolution with the Secretary of State, Price had continued to convert remaining non-cash assets (other than the Verizon common stock received in the exchange) into cash for the purpose of winding up its affairs, paying or contesting liabilities and claims and distributing the remaining assets to its shareholders. During the period of dissolution, assets of the Company were applied first to pay (or provide for the payment of) the actual and contingent liabilities of the Company, including payment of expenses associated with the exchange and dissolution, as well as the payment of all other liabilities of the Company that were, or became, known during this period.

Subject to the terms of the lockup agreement with Verizon, the Company made distributions to shareholders of cash and the Verizon common stock received in the exchange, less the amount reserved for actual or contingent liabilities (which was deposited in a liquidating trust) on August 8, 2007, shortly before the expiration of one year from the exchange. The Company made initial distributions to its shareholders in the form of dividends in November 2006, February 2007 and May 2007. The amount reserved was based on a determination by the Board of Directors, derived from consultation with management and outside experts, and a review of, among other things, possible contingent liabilities and estimated ongoing expenses, including, but not limited to, payroll, regulatory filings, taxes and other miscellaneous expenses. The Board of Directors set the amount of such reserve at approximately $28 million. If the assets reserved at the time of the distribution are not actually required to pay liabilities, these assets will be distributed to shareholders at one or more later dates. Each shareholder will receive its pro rata share of each distribution based on the number of shares held on the record date for the original distribution.

The liquidating trust was established pursuant to the Liquidating Trust Agreement dated as of August 6, 2007 (the “Liquidating Trust Agreement”) between the Company and PCC Liquidation LLC, a New York limited liability company, as trustee of the Liquidating Trust (the “Trustee”). Each shareholder of record of the Company as of the close of business on August 7, 2007 is entitled to receive one unit, representing a beneficial interest in the Liquidating Trust, in cancellation of its shares of the Company’s common stock, and will be entitled at one or more later dates to receive as distributions, a pro rata share of the Liquidating Trust’s assets that are not actually required to pay the Company’s liabilities, if and when it is determined by the Trustee. Interests in the liquidating trust are not transferable (other than by will, intestate succession or operation of law), tradable or certificated.

The Verizon Transaction

On August 15, 2002, the Company contributed (the “asset contribution”) substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (the “Verizon Partnership”), a limited partnership controlled by Cellco Partnership (doing business as “Verizon Wireless”), in exchange for a preferred limited partnership interest (the “Preferred Exchangeable Interest”) in the Verizon Partnership. As a result of the asset contribution, the Company had no operating assets.

PCW’s initial capital account in the Verizon Partnership and the initial investment on the Company’s balance sheet was approximately $1.112 billion and equaled the credit in its capital account on the Verizon Partnership’s financial statements. Pursuant to the Verizon Partnership agreement, PCW was entitled to an allocation of any profits from the Verizon Partnership for a period up to August 15, 2006 equal to its preferred return, which was approximately 2.9% per annum. Any losses incurred by the Partnership were to be allocated to Cellco Partnership and its affiliates up to an amount equal to their capital account in the Verizon Partnership before being allocated to PCW. The partnership did not incur losses, and the Company received 50% of its preferred return in cash with the balance being added to its capital account through the date of the Exchange.

The Company accounted for the investment under the cost method of accounting. The Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s Senior Subordinated Notes and Senior Secured Notes. PCW guaranteed such indebtedness. However, PCW was not obligated to make payment under such guaranty until Verizon Communications had exhausted all remedies against the Verizon Partnership. Price guaranteed PCW’s obligation under the guaranty, and upon closing of the transaction deposited $70 million in cash and other property into a collateral account to secure the guaranty. The Company controlled the investment of the assets in the collateral account, and had the right to withdraw certain sums such as dividends, interest, and earnings on investments from the account. Upon consummation of the Exchange, the funds held in the collateral account were released to the Company.

In August of 2006, the Preferred Exchangeable Interest was exchanged for 29,473,130 common shares of Verizon Communications according to the terms of the partnership agreement The Verizon shares were subject to a lock up agreement with Verizon, which did not permit a dissolution of the Company until 360 days after the exchange of the Verizon Partnership interest for Verizon stock.

The number of shares of Verizon Communications common stock issued to PCC was equal to the amount of PCW’s capital account in the Verizon Partnership divided by the 20-day average closing price of the Verizon Communications common stock, but such price was not to be less than $40 or more than $74. Verizon Communications common stock had been trading substantially below the $40 per share minimum price. As a result, the Company received 29,473,130 shares of Verizon common stock, which was approximately 4.8 million shares less than the number of shares of Verizon common stock that the Company could have purchased in the open market with the dollar equivalent of its capital account, based upon the $34.39 closing price on August 15, 2006. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-The Verizon Transaction” and Note 2 of “Notes to Consolidated Financial Statements” for valuation considerations.)

During 2005, Verizon Communications common stock had been trading substantially below the $40 per share minimum price and closed at $30.12 per share at December 31, 2005. As a result of this trading price, the Company had treated the investment in the partnership as other-than-temporarily impaired. It valued the partnership account based upon the closing price of Verizon as of December 31, 2005 ($30.12 per share) and the number of shares that the capital account would have been convertible into as of December 31, 2005 (29,312,000 shares). Consequently, the Company recognized a loss on impairment of $289.6 million for financial statement purposes for the year ended December 31, 2005 based upon the lower price of the Verizon stock it would have received if the exchange had occurred on December 31, 2005. Upon the adoption of the liquidation basis of accounting on July 24, 2006, the Company valued the investment based upon the Verizon stock price of $32.59 per share and recorded a gain in value of $71.2 million as a liquidation basis adjustment. At the August 15, 2006 conversion, the Company valued the stock it received at the closing price on that date ($34.39 per share) and recognized a gain on the conversion of the shares in the amount of $53.1 million, which is recorded on the statement of changes in net assets in liquidation.

Business of the Verizon Partnership

The business of the Verizon Partnership consisted of the ownership and operation of all of the assets contributed by PCW and Cellco Partnership, and its subsidiaries to the Verizon Partnership. PCW contributed substantially all of its assets and approximately $149 million in cash, and Cellco Partnership and its subsidiaries have contributed an aggregate 85% partnership interest in Orange County-Poughkeepsie Limited Partnership (including the general partner interest and its associated management rights), certain FCC licenses, a $500 million promissory demand note receivable and approximately $250 million in cash.

The operations of the Verizon Partnership were closely integrated with Cellco Partnership’s other wireless telecommunications assets. Cellco Partnership provided or arranged for the provision of certain services to the Verizon Partnership in connection with its business. These services included: (i) administrative, accounting, billing, credit, collection, insurance, legal, purchasing, clerical and such other general services as may be necessary to administer the Verizon Partnership: (ii) design, engineering, optimization, implementation, surveillance, maintenance, repair and such other technical services as may be necessary to operate the Verizon Partnership’s wireless network: and (iii) assistance in the preparation of filings with regulatory authorities and in the negotiation of transactions with respect to the FCC licenses owned by the Verizon Partnership.

Employees

At December 31, 2006, the Company had two full-time employees.

Available Information

The Company routinely files reports and other information with the SEC, including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Item 1A. Risk Factors

Additional liabilities and expenses may reduce the amount available for distribution to shareholders from the liquidating trust.

The Company might incur additional claims, liabilities and other expenses (such as regulatory filings, legal expenses, consulting fees. taxes and miscellaneous office expenses). These amounts will reduce the extent to which assets will be available for distribution to shareholders from the liquidating trust in the future.

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

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each shareholder could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.

In the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each shareholder could be held liable for payment to our creditors of such shareholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.

Although the liability of any shareholder is limited to the amounts previously received by such shareholder from us (and from any liquidating trust or trusts) in the dissolution, this means that a shareholder could be required to return all distributions previously made to such shareholder and receive nothing from us under the Plan. Moreover, in the event a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known and contingent liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

We continue to incur the expenses of complying with public company reporting requirements.

We expect to apply to the Securities and Exchange Commission for relief from the reporting obligations under the Securities Exchange Act of 1934, as amended, for a period beginning after August 2007. We cannot guarantee that the Securities and Exchange Commission will grant us the requested relief. If such relief is not granted, we will have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome.

There is no trading market for the interests in the liquidating trust.

There is no trading market for the interests in the liquidating trust, and it is not anticipated that such a market will develop in the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains one office, its headquarters in New York City, and occupies approximately 5400 square feet. The monthly lease payments are approximately $27,000 per month through December 31, 2007.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Stock

PCC was traded over the counter on the Pink Sheets under the symbol PCMC through August 7, 2007. Through August 28, 2006 PCC was listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PR”. The range of high and low last sale prices for PCC’s Common Stock for each of the quarters of 2006 and 2005 as reported by the Pink Sheets and the NYSE was:

	2007		2006		2005
Quarter	High	Low	High	Low	High	Low
First	$21.15	$19.20	$18.00	$14.86	$18.40	$17.11
Second	23.50	19.75	17.87	15.99	17.50	16.33
Third (through August 7)	24.00	22.25	19.79	16.20	17.69	16.15
Fourth	—	—	21.05	18.85	16.41	14.69

(b) Holders

On June 30, 2007 there were approximately 300 holders of record of PCC’s Common Stock. The Company estimates that brokerage firms hold Common Stock in street name for approximately 1,900 persons.

(c) Dividends and Liquidating Distribution

On October 24, 2006, the Company declared a cash dividend of  $.19 per share to shareholders of record on November 10, 2006 and payable on November 22, 2006. Pursuant to the declaration, the Company distributed $10.7 million to shareholders.

On January 10, 2007, the Company declared a cash dividend of $.58 to shareholders of record on February 1, 2007 and payable on February 15, 2007. Pursuant to the declaration, the Company distributed $32.7 million to shareholders.

On April 18, 2007, the Company declared a cash dividend of  $.19 per share to shareholders of record on May 1, 2007 and payable on May 15, 2007. Pursuant to the declaration, the Company distributed $10.7 million to shareholders.

On August 8, 2007, the Company paid a liquidating distribution of .522 shares (29,473,130 total shares) of Verizon Communications common stock in addition to $.96 per share in cash ($52.4 million in total) to shareholders of record on August 7, 2007.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION as of December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	89,250	$15.66	1,916,250
Equity Compensation Plans Not Approved by Shareholders	None	None	None

(e) Issuer Purchases of Securities

None.

Item 6. Selected Consolidated Financial Data

The following tables contain certain summarized consolidated financial data with respect to the Company for the periods and dates set forth below. This information has been derived from the audited consolidated financial statements of the Company.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

The information on changes to our net assets since our adoption of the liquidation basis of accounting on July 25, 2007 is presented in the table below in a format consistent with our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Liquidation Basis

(amounts in thousands except per share amounts.)

Statement of Net Assets
December 31, 2006

Total Assets	$1,199,835
Total Liabilities	3,352
Net assets in liquidation	1,196,483
Net asset value per share	$21.23

Statement of Changes in Net Assets
For the period from July 25, 2006
to December 31, 2006

Net assets in liquidation, July 25, 2006	$1,028,120
Changes in net assets in liquidation	168,363
Net assets in liquidation, December 31, 2006	$1,196,483

Going Concern Basis

	Consolidated Operating Statement Items
	Year ended December 31,
	(amounts in thousands except per share data)
	2006	2005	2004	2003	2002(1)
	(through July 24)

Service revenue	—	—	—	—	168,935
Equipment sales and installation	—	—	—	—	11,635
1ncome from partnership	$19,290	$33,822	$33,332	$32,837	12,380
Revenue	19,290	33,822	33,332	32,837	192,950
Engineering, technical and other direct expenses	—	—	—	—	39,370
Cost of equipment	—	—	—	—	19,124
Selling, general and administrative expenses	5,525	5,979	6,124	8,243	46,736
Depreciation and amortization	48	83	38	—	15,859
Other (income) expense:
Loss on impairment in value of partnership interest	—	289,600	—	—	—
(Gain) loss on contribution of cellular business	(108)	5,483	10,519	1,082	(659,181)
Interest (income) expense, net	(137)	(375)	(69)	2,968	41,585
Other (income) expense, net	(2,763)	1,575	(12,526)	(10,097)	427
Total other (income) expense	(3,008)	296,283	(2,076)	(6,047)	(617,169)
Income tax (benefit) expense	5,843	(85,883)	(43,030)	9,554	231,151
Net income (loss)	$10,882	$(182,640)	$72,276	$21,087	$457,879
Per share amounts (2):
Basic (loss) earnings per share	$.19	$(3.25)	$1.28	$.37	$7.99
Diluted (loss) earnings per share	.19	(3.25)	1.28	.37	7.94
Other Data:
Capital expenditures	—	$3	$266	—	$9,725
Net cash provided by (used in):
Operating activities	$(23,225)	$(17,276)	$(27,694)	$(12,621)	$26,835
Investing activities	20,915	18,351	30,551	5,601	(245,684)
Financing activities	—	253	(6,617)	(7,214)	(6,865)
Ratio of earnings to fixed charges	N/A	N/A	N/A	N/A	16.08	x

	Consolidated Balance Sheet Items
	As of December 31,
	2005	2004	2003	2002
Total Current Assets	$77,823	$26,989	$20,086	$25,243
Total Assets	961,232	1,274,103	1,246,423	1,229,712
Total Current Liabilities	21,244	21,806	10,270	6,714
Shareholders’ Equity	516,640	709,259	641,988	628,833

(1)

On August 15, 2002, the Company contributed the operations of PCW to the Verizon Partnership; therefore results for the year ended December 31, 2002 include results for the wireless operations of the Company through that date.

(2)	Per share amounts have been retroactively adjusted to reflect a 5% stock dividend in May 2004.
(3)

The ratio of earnings to fixed charges for the year 2002 is determined by dividing the sum of earnings before interest expense, taxes and a portion of rent expense representative of interest by the sum of interest expense and a portion of rent expense representative of interest. The ratio of earnings to fixed charges is not meaningful for the years after 2002 since the Company did not have any debt.

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

Overview

The Company was engaged in the construction, development, management and operation of cellular telephone systems in the southeastern United States. Effective August 15, 2002, the Company contributed substantially all of the assets and liabilities of its operating subsidiary, Price Communications Wireless, Inc. (“PCW”), to the Verizon Partnership. On August 15, 2006 the Company exchanged its interest in the Verizon Partnership for common stock of Verizon Communications, Inc. Accordingly, the Company had no operating assets in the years ended December 31, 2006, 2005 and 2004.

Dissolution of the Company

The Company owned 29,473,130 shares of Verizon Communications that it received in August 2006 pursuant to the exchange (see “The Verizon Transaction”). These shares became eligible for distribution to PCC’s shareholders in August 2007 under the terms of PCC’s lockup agreement with Verizon. The Board of Directors of the Company determined to pursue the dissolution of the Company, and at the Company’s annual meeting of shareholders on July 25, 2006, its shareholders approved the dissolution. PCC’s shares had been listed on the New York Stock Exchange (the “Exchange”), and on August 28, 2006, the Exchange suspended trading in the Company’s stock due to the pending liquidation. The Company’s shares were then traded over the counter on the Pink Sheets until August 7, 2007. The Company was liquidated on August 8, 2007 by distribution of 29,473,130 Verizon shares and $54.2 million of the Company’s cash to shareholders. The Board of Directors of the Company had voted to reserve approximately $28 million of cash and other assets,. The actual amount  deposited into the Liquidating Trust was $29.9 million for the remaining actual and contingent liabilities.

The Verizon Transaction

On August 15, 2002, the Company contributed substantially all of the assets of PCW and approximately $149 million in cash to Verizon Wireless of the East (“Verizon Partnership”) in exchange for a preferred limited partnership interest in the Verizon Partnership. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business.

After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account and the investment on the Company’s balance sheet approximated $1.112 billion, which equaled the credit in its capital account on the Verizon Partnership’s financial statements. According to the partnership agreement, the Company was entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which approximated 2.9% per annum. The Company received 50% of its preferred return in cash, with the balance being added to its capital account. The Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s debt. PCW guaranteed such indebtedness. However, PCW was not obligated to make payment under the guaranty until Verizon Communications had exhausted all remedies against the Verizon Partnership. The Guaranty was not enforced. Price guaranteed PCW’s obligation under the guaranty, and deposited $70 million in cash and other property into a collateral account to secure the guaranty. Price controlled the investment of the assets in the collateral account, and had the right to withdraw certain sums such as dividends and interest on investments from the account.

The Preferred Exchangeable Interest was exchanged for common stock Verizon Communications Inc. on August 15, 2006 according to the terms of the partnership agreement. The number of shares of Verizon Communications common stock issued to PCC equaled the amount of PCW’s capital account in the Verizon Partnership divided by the 20-day average closing price of the Verizon Communications common stock, which price was not to be less than $40 or more than $74.

Since the trailing 20-day average closing price of Verizon common stock at the time of the exchange was below $40 per share, the Company received fewer shares than the shares of Verizon common stock that the Company could have purchased in the open market with the dollar equivalent of its capital account. The Company had treated the investment in the partnership as other-than-temporarily impaired at December 31, 2005 for this reason. It valued the partnership account based upon the closing price of Verizon on that date ($30.12 per share). Consequently, the Company recognized a pretax impairment loss of $289.6 million for the year ended December 31, 2005 based upon the lower price of the Verizon stock it would receive if the exchange had occurred on December 31, 2005. Upon the adoption of the liquidation basis of accounting on July 24, 2006, the Company valued the investment based upon the Verizon stock price of $32.59 per share and recorded a gain in value of $71.2 million as a liquidation basis adjustment. At the August 15, 2006 conversion, the Company valued the stock it received at the closing price on that date ($34.39 per share) and recognized a gain on the conversion of the shares in the amount of $53.1 million, which is recorded on the statement of changes in net assets in liquidation. Upon consummation of the Exchange, the funds held in the collateral account were released to the Company.

The Board of Directors of the Company determined to pursue dissolution of the Company, and at the Company’s annual meeting of shareholders on July 25, 2006, its shareholders approved dissolution. The Verizon Communications shares became eligible for distribution to PCC’s shareholders in August 2007 under the terms of a lock up agreement with Verizon.

Liquidation Basis of Accounting

The consolidated financial statements for the period January 1, 2006 to July 24, 2006 and for the years ended December 31, 2005 and 2004 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders approval of the dissolution of the Company, the Company adopted the liquidation basis of accounting effective July 25, 2006. This basis of accounting is considered appropriate when, among other things, liquidation of a Company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments to record assets at estimated net realizable values and liabilities at estimated settlement amounts.

Changes in Net Assets in Liquidation for the Period from July 25, 2006 to December 31, 2006

During the period from July 25, 2006 to December 31, 2006, the Company’s net assets in liquidation increased to approximately $1,196,000,000 from approximately $1,028,000,000 on July 25, 2006. The main reason for the increase in assets was a gain on the exchange of the Verizon Partnership interest into Verizon common stock on August 15, 2006. The Verizon investment was revalued based on the Verizon stock price on August 15, 2006 of  $34.39 resulting in a gain of approximately $53.1 million. The Verizon stock was marked to market on December 31, 2006 when it closed at $37.24 and resulted in an unrealized gain in assets of approximately $84.0 million which is included in the $88.2 million adjustment of assets to fair value on the statement of changes in net assets in liquidation. In addition, the Company recognized a gain of $39.1 million on the sale of a spin-off of a subsidiary from Verizon Communications, which is included in investment income for the period from July 25, 2006 to December 31, 2006.

Results of Operations

Period ended July 24, 2006 and Year Ended December 31, 2005

Revenue. As a result of the contribution on August 15, 2002 of the Company’s operating subsidiary to the Verizon Partnership, the sole source of operating revenue during the periods was the earnings on the Company’s preferred investment in the Verizon Partnership. Since there were sufficient earnings by the Verizon Partnership, the Company recorded its proportionate share of profits at a rate of approximately 2.9% per annum on its average investment balance in the limited partnership. The income from the partnership was $33.8 million for the year ended December 31, 2005. For the short period from January 1, 2006 to July 24, 2006 while the Company was still using the going concern basis of accounting the income from the partnership was $19.3 million. Due to the Company adopting the liquidation basis of accounting beginning on July 25, 2006, these numbers are not comparable to the prior year.

Operating Expenses. Operating expenses are comprised mainly of general and administrative expenses, which were approximately $6 million for the year ended December 31, 2005 and $5.6 million for the period from January 1, 2006 to July 24, 2006. The principal expenses through July 24, 2006 continued to be payroll ($2.6 million) and related expenses and legal fees ($1.2 million), primarily in connection with the company’s dissolution plans. As a result of applying the liquidation basis of accounting beginning on July 25, 2006, the results of 2006 and 2005 are not comparable.

Provision for Cellular Legal Matters. Former minority interest holders in certain of the Company’s subsidiaries which were merged and/or dissolved into Palmer Wireless Holdings, Inc. (“Palmer”), a wholly-owned subsidiary of Price Communications Wireless, Inc. (“PCW”), in June 2001 were entitled to receive merger consideration. Amounts payable to such minority interest holders were finally determined by negotiations between the parties and by applicable state court proceedings. During year ended December 31, 2005, the Company accrued $5.5 million for amounts due to minority partners for legal fees pursuant to those state court proceedings and for additional settlement amounts. These amounts were reflected in the statement of operations as losses on contribution of cellular business. During 2006, the liabilities were settled for $108,000 less than the accruals which amount was reversed and reflected as a gain on contribution of cellular business.

In March 2006 the Company entered into a settlement agreement for all of the remaining claims of former minority holders for $16 million. The amount had been accrued during prior periods, and was paid in full in April 2006. In connection with the settlement agreement, Verizon Communications permitted the Company to withdraw $11 million from the collateral account.

Other Income (Expense), Income Taxes and Net Income/Loss. Other expense was $1.6 million for the year ended December 31, 2005. For the period from January 1, 2006 to July 24, 2006 other income was $2.8 million. The main components of other income (expense) for the periods were dividends and interest income on investments and realized gains on the sales of securities, and in 2005, losses on securities in the Company’s investment portfolio, which the Company believed to be other than temporary. There were no sales of securities for the period from July 1, 2006 to July 24, 2006.

An income tax benefit has been accrued for the year ended December 31, 2005 at an effective rate of 32.0%, which represents the estimated effective rate for the period largely due to the increase of deferred income taxes for changes in effective state income tax rates. For the period from January 1 to July 24, 2006, income tax was provided at an effective rate of 34.9% mainly because 70% of the Company’s income from dividends on the Verizon shares is excludable for tax purposes.

The net loss was approximately $182.6 million for the year ended December 31, 2005 largely due to the loss on impairment in the value of the Verizon Partnership of $289.6 million, partially offset by the tax benefit of $85.9 million on the loss. For the period from January 1 to July 24, 2006 net income was $10.9 million. As a result of applying the liquidation basis of accounting beginning on July 25 2006, the results of 2006 and 2005 are not comparable.

Year ended December 31, 2005 compared to year ended December 31, 2004

During the years ended December 31, 2005 and 2004, the Company had no operating assets and its main source of income was the investment in the Verizon Partnership. During the year 2005, the Company had $33.8 million of income from the partnership, slightly higher than the $33.3 million in 2004, due to the higher balance, which has accumulated in the Company’s partnership account.

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

Loss due to impairment in value of Verizon partnership. The Company recorded an impairment charge of $289.6 million at December 31, 2005 on its investment in the Verizon Partnership. The assessment of other-than-temporary impairment reflects the decline during 2005 of the stock price of Verizon common stock, which the partnership interest was expected to be exchanged for in August 2006. Management was unable to predict when and if the stock price would again rise above $40. The impairment charge was based on the value that the Company would have received if such exchange had been made as of December 31, 2005, when Verizon common stock closed at $30.12 per share. During the year 2005, Verizon common stock closed at prices ranging from $29.13 to $41.06, although it was below $40 for most of the year. Since December 31, 2005 through February 28, 2006, the stock had risen as high as $34.44 per share. If the impairment charge had been recorded at that price, which would not be in accordance with Generally Accepted Accounting Principles in the United States, the loss would have been reduced by approximately $126.6 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements.)

Estimated Liability to Former Minority Holders. The Company accrued an additional $5.5 million in 2005 compared to $10.5 million in expense in 2004 to increase its estimated liability to former minority interest holders. On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgment in the case of Gerhard Frank Dobler et al (“Dobler”) v. Montgomery Cellular Holding Co. Inc. (“MCHC”), which the Company had appealed during 2004. The affirmation by the court also made the Company responsible for payment of the petitioners’ reasonable legal fees. The judgment was paid out of the escrow account that had been set up after the 2004 Opinion and Final Order. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2,459,000. The Company is contesting the reasonableness of such amount. The judge has assigned this matter to a special master to determine the reasonability of petitioners’ legal fees. The Company paid approximately $1,421,000 of the legal and expert fees and the remainder of $1,038,000 had been accrued as part of the estimated liability to former minority partners, pending the judgment by the court.

In addition, during 2005, the Company entered into negotiations to settle the remaining claims of the former minority holders. The Company had tentatively agreed to a settlement with all remaining parties in the amount of $16 million, subject to Verizon’s release of approximately $11 million from the collateral account. The Company had provided in full for the settlement as of December 31, 2005. The provision for 2005 and 2004 for former minority holders was reflected as loss on contribution of cellular business on the statement of operations and comprehensive income.

Interest Expense, Other Income (Expense), Income Taxes and Net Income. Interest expense for the year ended December 31, 2005 was $57,000 and was related to a balance due on a prior year’s tax audit.

The Company had $1.6 million of other expense, net in 2005 compared to $12.5 million of other income, net in 2004. In 2004, the Company had $8.1 million of realized gains on sales of securities, mainly in the Company’s collateral account, compared to only $439,000 in 2005 due to unfavorable market conditions and declines in value in equity securities held in the Company’s portfolio. Additionally, the Company determined that at December 31, 2005, holdings of Ford common stock that had declined in value could not be expected to recover to the Company’s cost in the foreseeable future and therefore, the Company had treated these holdings as other-than-temporarily impaired and recognized a pre-tax loss of approximately $5.5 million on such securities for the year ended December 31, 2005. (See Note 3 of Notes to consolidated financial statements.)

The Company had income tax benefits of $85.9 million and $43.0 million for the years 2005 and 2004. In 2005, the tax benefit was accrued based upon the Company’s net loss due mainly to the impairment loss on the Verizon Partnership. In 2004, following the expiration of applicable statutes of limitations, the Company reversed  $53.2 million of accrued income taxes, resulting in a reduction of income tax expense by that amount for the year. The Company incurred $10.1 million of tax expense on pretax income of $29.2 million in 2004, which was netted against that tax benefit.

The Company incurred a net loss of $182.6 million for the year ended December 31, 2005 compared to net income of $72.3 million for the year ended December 31, 2004. In 2005, the loss was caused mainly by the loss on the impairment in the Verizon Partnership of $289.6 million offset in part by the above mentioned tax benefits. In 2004, the Company’s net income was boosted by other income, net of $12.5 million and the reversal of the accrued income taxes of $53.2 million and offset by amounts due to the Company’s minority partners of $10.5 million (See “Estimated Liability to Former Minority Partners.”)

Liquidity and Capital Resources

From the asset contribution transaction (August 15, 2002) to the exchange of the Preferred Exchangeable Interest for Verizon Communications Inc. common stock (August 15, 2006), the Preferred Exchangeable Interest and the investments in the collateral account described under “The Verizon Transaction” were substantially all of the Company’s assets. After the asset contribution for a period of four years through August 15, 2006, PCW’s share of partnership profits was determined by multiplying a rate of return (currently approximately 2.9% per annum) by the balance in its capital account. Of such share of profits (taxable whether or not distributed), PCW received 50% in cash, with the balance being added to its capital account in the Verizon Partnership. During the year ended December 31, 2006 the Company received $15 million in distributions from the partnership through the exchange date of August 15, 2006.

Following the exchange, the Company was released from the collateral agreement and as of December 31, 2006 had unencumbered cash and securities equal to approximately $97.6 million to meets its current needs. Besides the anticipated quarterly cash distributions from the Verizon Partnership, the Company had sources of cash from interest and dividends on investments through the August 8, 2007 liquidation.

After the exchange date, the Company was paid dividends on the Verizon common stock that it received in the exchange (29,473,130 shares) of  $11.9 million quarterly in November of 2006 and in February, May and August of 2007. The Board of Directors followed a policy of distributing the dividend on the Verizon common stock, net of expected income taxes, to its shareholders in the form of a dividend. Consequently, the Company paid dividends to its shareholders of $.19 per share in November of 2006 and May of 2007 ($10.7 million each time.) The Company paid a dividend of $.58 per share to its shareholders in February of 2007 ($32.7 million) including the estimated after-tax proceeds from the sale of Idearc common stock, which was spun off by Verizon.

The Company distributed to its shareholders $52.4 million or $.96 per share of its remaining cash and the Verizon common stock it received in the exchange (29,473,130 shares or .522 shares per Price share), less the amount reserved for actual or contingent liabilities (which was deposited in a liquidating trust), on August 8, 2007. The amount reserved of approximately $28 million was based on a determination by the board of directors, derived from consultation with management and outside experts, and a review of, among other things, estimated contingent liabilities and estimated ongoing expenses. Such expenses include, but are not limited to, payroll, legal expenses, taxes, regulatory filings and other miscellaneous expenses. If any assets deposited in the liquidating trust are not actually required to pay the Company’s liabilities, these assets will be distributed to shareholders at one or more later dates. Each shareholder will receive its pro rata share of each distribution based on the number of shares held at the time or the record date for such distribution.

The Company settled with all remaining parties who brought suits resulting from the 2001 mergers of its subsidiaries into Palmer Wireless Holdings, Inc. (a wholly-owned subsidiary of the Company). This settlement in the amount of $16 million was paid during 2006, partially by obtaining permission from Verizon to withdraw approximately $11 million from the collateral account. In addition, the Company settled all disputes relating to legal fees resulting from these mergers.

The following table presents the Company’s contractual obligations as of December 31, 2006, which consist only of its obligations under its lease for office space in New York City.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$324,000	$324,000	None	None	None

Significant Accounting Policies and Estimates. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the standards of the Public Company Accounting Oversight Board (United States). The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical significant accounting policies and estimates.

Accrued Costs of Liquidation. The Company adopted the liquidation basis of accounting on July 25, 2006. Under the liquidation basis of accounting, the Company accrued liquidation expenses for severance, rent, and directors and officers insurance in the amounts of $1.3 million, $.1 million, and $1.1 million, respectively that was paid during and will be paid after the dissolution period which ended on August 7, 2007. The Company will continue to incur operating costs and receive income on its investments throughout the liquidation period. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assts available in liquidation to be distributed to shareholders.

Investment in Limited Partnership. The initial investment on the Company’s balance sheet equaled the credit in its capital account on the Verizon Partnership’s financial statements. Thereafter, the Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

Financial Instruments. At December 31, 2006, 2005 and 2004, all of the Company’s investment securities were marketable equity securities classified as “Available-for-Sale-Securities.” Unrealized holding gains and losses for Available-for-Sale Securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company sells put and call options some of which are in the Company’s own stock. These options entitle the holders to buy from or to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued. Therefore, such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets (if unsettled at the balance sheet date), with changes in fair values recorded as part of other (income) expense. As of December 31, 2006, 2005 and 2004, there were no unsettled contracts outstanding.

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

The Company recorded an impairment charge of $289.6 million during the year ended December 31, 2005 on its investment in the Verizon Partnership. The assessment of other-than-temporary impairment reflects the decline during 2005 of the stock price of Verizon common stock, into which the partnership was expected to be exchanged in August 2006. Management was unable to predict when and if the stock price would again rise above $40. The impairment charge is based on the value that the Company would have received if such exchange had been made as of December 31, 2005, when Verizon common stock closed at $30.12 per share. During the year 2005, Verizon common stock closed at prices ranging from $29.13 to $41.06, although it was below $40 for most of the year.

For the year ended December 31, 2005, the Company also recorded an impairment charge of $5.5 million on Ford common stock, which it holds its portfolio. The assessment of other-than-temporary impairment reflected the decline during 2005 of the stock price of Ford common stock. This investment was below cost for a significant period of time in light of Ford’s ongoing financial problems. Management was unable to predict when and if the stock price would again rise above the Company’s cost.

Share-Based Payment. In December 2004, the FASB issued FAS No. 123 (R), “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. The adoption of FAS 123 (R) affected our results of operation to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the Company’s consolidated financial statements (Note 3 to Consolidated Financial Statements).

Recently Issued Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”), issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company liquidated on August 8, 2007 and therefore, SFAS No. 157 will not have an impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. The Company liquidated on August 8, 2007 and therefore, SFAS No. 159 will not have an impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The only market risk that the Company is exposed to relates to the Company’s investment securities, whose values fluctuate with the market and have been adjusted to reflect the market values as of December 31, 2006. The Company’s investment securities include the Verizon Communications common stock it received in exchange for its investment in the Verizon Partnership and is subject to a 360-day lockup before the Company can distribute it to its shareholders.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006 the Chief Executive Officer and the Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the Company’s design and operation of disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Since the contribution of the Company’s wireless business in 2002 to a limited partnership controlled by Verizon Wireless, Inc. as described in the Annual Report to Shareholders in Item 1, the Company has not had an active operating business. The Company is primarily a holding Company for its investment in the Verizon Partnership (and for the common stock of Verizon Communications that the partnership interest was exchanged for) and for other investments in marketable securities and cash. The Company reduced its staff to a minimal level to support these activities and maximize shareholder value.

Due to the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Despite the existence of the material weaknesses, we performed sufficient analysis and other procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles as of December 31, 2006 and for the period from January 1, 2006 to July 24, 2006  and from July 25, 2006 to December 31, 2006.

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

After the shareholders approved the Company’s dissolution and the adopton of the liquidation basis of accounting on July 25, 2006, the Company’s management did not believe that the Company was required to file any more quarterly reports with the Securities and Exchange Commission and therefore it did not hire an outside consultant for the latter part of the year to supplement the accounting personnel. The Company had a limited number of employees and since the consultant was not used the entire year, the Company did not have an appropriate review function or segregation of duties. Also, due to the approval of the liquidation of the Company, the Company was required to adopt the liquidation basis of accounting which required additional time and research, and as a result the Company was not able to file timely financial statements. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A “material weakness” is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management has identified material weaknesses in our internal controls over financial reporting.

As of December 31, 2006, due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties and lack of technical expertise in the preparation of the financial statements to prevent or detect errors and to properly prepare the financial statements under the liquidation basis of accounting. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected. In addition, due to the change to the liquidation basis of accounting, financial statements were not filed on a timely basis. Accordingly, management determined that these control deficiencies constitute material weaknesses.

Remediation to Address Material Weaknesses

The Company was liquidated on August 8, 2007 and therefore we will not continue to review, revise and improve the effectiveness of our internal controls. The Company’s assets were distributed to shareholders on that date with the exception of approximately $28 million, which was placed in a liquidating trust as a reserve for possible claims and liabilities.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially effected or are reasonably likely to significantly affect our internal controls over financial reporting.

Management’s assessment or the effectiveness of our internal controls over financial reporting was not audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report, which follows.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Price Communications Corporation

New York, New York

We were engaged to audit management’s assessment included in Item 9A above under Management’s Report on Internal Control and Financial Reporting that Price Communications Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment on the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

After the shareholders approved the Company’s dissolution and the adoption of the liquidation basis of accounting on July 25, 2006, the Company’s management did not believe that the Company was required to file any more quarterly reports with the Securities and Exchange Commission and therefore it did not hire an outside consultant for the latter part of the year to supplement the accounting personnel. The Company had a limited number of employees and since the consultant was not used the entire year, the Company did not have an appropriate review function or segregation of duties. Also, due to the approval of the liquidation of the Company, the Company was required to adopt the liquidation basis of accounting which required additional time and research, and as a result the Company was not able to file timely financial statements. These control defiencies could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. In addition, we advised the Company of various comments in our financial statement disclosures. Based on the above items, the Company did not have the key controls in place to test and we were unable to evaluate the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties and lack of technical expertise in the preparation of the financial statements to prevent or detect errors and to properly prepare the financial statements under the liquidation basis of accounting. Accordingly, management determined that these control deficiencies constituted material weaknesses. Due to these material weaknesses, management determined there is a more than remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated December 12, 2007 on those financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not have effective controls in place, we were unable to apply procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated statements of net assets as of December 31, 2006 and the related consolidated statement of changes in net assets for the period from July 25, 2006 to December 31, 2006 (liquidation basis). We have also audited the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows (going concern basis) for the period from January 1, 2006 through July 24, 2006 and each of the two years in the period ended December 31, 2005 and our report dated December 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

December 12, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to the Company’s directors and executive officers.

Name	Age (as of December 31, 2006)	Office
Robert Price	74	Director, President, Chief Executive Officer and Treasurer
Kim I. Pressman	50	Director, Executive Vice President, Chief Financial Officer, Assistant Treasurer and Secretary
Frank Osborn	60	Director
Stuart B. Rosenstein	46	Director
Robert F. Ellsworth	80	Director

The following is a biographical summary of the experience of the Company’s directors and executive officers named above.

Robert Price has served concurrently as a Director and the Chief Executive Officer and President of the Company since 1979, has served as Treasurer of the Company since 1990, and has been a Director of Price Communications Wireless Holdings, Inc. (“Holdings”) and Price Communications Wireless since 1997. Mr. Price was a Director of PriCellular Corporation (“PriCellular”) from 1990 until it was acquired by American Cellular Corporation in June 1998. Mr. Price was the President and Assistant Treasurer of PriCellular from 1990 until May 1997 and served as Chairman of PriCellular from May 1997 until June 1998. Mr. Price, an attorney, is a former General Partner of Lazard Freres & Co. Mr. Price has served as an Assistant United States Attorney, practiced law in New York and served as Deputy Mayor of New York City. After leaving public office, Mr. Price became Executive Vice President of The Dreyfus Corporation and an Investment Officer of The Dreyfus Fund. In 1972 he joined Lazard Freres & Co. Mr. Price has served as a Director of Holly Sugar Corporation, Atlantic States Industries, The Dreyfus Corporation, Graphic Scanning Corp. and Lane Bryant, Inc., and is currently a member of The Council on Foreign Relations. Mr. Price has served as the Representative of the Majority Leader and President Pro Tem of the New York Senate and as a member of the Board of Directors of the Municipal Assistance Corporation for the City of New York. Mr. Price has also served as the nominee of the Governor of New York State as a trustee of the City University of New York. Since April 2001, he has been commissioner of the New York State Commission of Investigations.

Kim I. Pressman, a certified public accountant, is a graduate of Indiana University and holds an M.B.A. from New York University. Ms. Pressman was elected Executive Vice President & Chief Financial Officer of the Company in May 1998 and was elected Secretary in April 2002. Prior to joining the Company in 1984 where she held various offices prior to her election to her current positions, Ms. Pressman was employed for three years by Peat, Marwick, Mitchell & Co., a national certified public accounting firm, and for more than three years thereafter was Supervisor, Accounting Policies for International Paper Company and then Manager, Accounting Operations for Corinthian Broadcasting of Dun & Bradstreet Company, a large group owner of broadcasting stations. Until June 1998, she served as a Director, Vice President and Secretary of PriCellular Corporation for more than the preceding five years.

Frank Osborn has been a director of the Company since 2005. Mr. Osborn is the President and CEO of Qantum Communications, a group owner of radio stations. Prior to being President of Qantum Communications, Mr. Osborn was President and CEO of Aurora Communications from 1999 to 2002 and was Managing Director of Capstar Broadcasting from 1997-1998, other group owners of radio stations. From 1985 to 1997 he was President and CEO of Osborn Communications Corporation, a publicly held company and from 1983 to 1985 was Senior Vice President/Radio for Price Communications Corporation. He began his career with NBC, where among other positions he held he was Vice President and General Manager of WYNY-FM in New York City. Mr. Osborn received an MBA from the Wharton School of University of Pennsylvania in 1973.

Stuart B. Rosenstein has been a director of the Company since August 2000. Mr. Rosenstein is Owner and Managing Member of AMG Capital LLC, a firm which specializes in providing financing and lending to the real estate industry. Mr. Rosenstein co-founded LiveWire Ventures in 1998 and served as its Executive Vice President and Chief Financial Officer until May 2004. LiveWire is a diversified investment and management group focused primarily on companies that provide software and internet products and services for the media, telecom, utility, advertising, and new media industries. From 1990 to June 1998, Mr. Rosenstein was Executive Vice President and Chief Financial Officer of PriCellular Corporation.

Mr. Rosenstein began his career with Ernst & Young and was a senior manager there at the time he joined PriCellular Corporation. Mr. Rosenstein is a certified public accountant and a member of the AICPA and New York State Society of CPAs. He is a magna cum laude graduate of the State University of New York.

Robert F. Ellsworth has been a director of the Company since 1981. Mr. Ellsworth is Chairman of Hamilton BioVentures LLP of San Diego, a venture capital firm and Managing Director of The Hamilton Group, LLC, a private venture group. From 1974 to 1977, Mr. Ellsworth served as an Assistant Secretary and then Deputy Secretary of Defense. Mr. Ellsworth was a General Partner of Lazard Freres & Co. from 1971 to 1974, and served in the United States House of Representatives from 1961 to 1967. Mr. Ellsworth’s professional affiliations include the International Institute for Strategic Studies, London; Atlantic Council of the United States, Washington, D.C.; The Council on Foreign Relations, New York; and the American Council on Germany, New York.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of 10% or more of any class of the Company’s equity securities to file with the SEC initial reports of ownership and changes in ownership of the Company’s securities. Directors, executive officers and 10% owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Form 4s were not filed on a timely basis to report (i) the sale of common stock on July 31, 2006 by Robert Price and (ii) the exercise of stock options and sale of common stock on August 23, 2006 by Robert F. Ellsworth. A Form 3 was not filed on a timely basis to report that Frank Osborn became a director of the Company on May 3, 2005. Each of these reports has now been filed. In making this disclosure, the Company has relied solely on copies of the reports that they have filed with the SEC and written representations received from the Company’s directors and executive officers that no annual Form 5 reports were required to by filed for 2006.

Code of Ethics

The Company has adopted a code of business conduct and ethics that complies with Item 406 of Regulation S-K and NYSE Listing requirements. A copy of the Company’s code of business conduct and ethics may be obtained free of charge upon request, by writing to Price Communications Corporation at 45 Rockefeller Plaza, New York, New York 10020.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks (none of the Company’s executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on the Company’s board of directors).

Board of Directors and Committees

Our board of directors met six times during the year ended December 31, 2006. Each member of the Company’s board, other than Robert F. Ellsworth, attended over 75% of the meetings of the board and the committees of the board of which he or she is a member held during the year while he or she was a member. The Company encourages, but does not require, the members of the board to attend the Company’s annual meeting of shareholders. The Company’s non-management directors may meet in executive session, without management, at any time, and are regularly scheduled for non-management executive sessions. During the year ended December 31, 2006, the Company’s independent directors met one time in executive session without management. The independent directors select one independent director to preside over each meeting of the independent directors.

In order to communicate with the Company’s board of directors as a whole, with non-management directors or with specified individual directors, correspondence may be directed to: Secretary, Price Communications Corporation, 45 Rockefeller Plaza, New York, New York 10020. The Secretary will submit your correspondence to the Company’s board of directors or the appropriate committee, as applicable. You may communicate directly with the Company’s board of directors, or the non-management directors as a group, or any individual director, by sending correspondence to the board of directors, Price Communications Corporation, 45 Rockefeller Plaza, New York, New York 10020.

Audit and Finance Committee

The Audit and Finance Committee consists of Messrs. Ellsworth, Osborn and Rosenstein. The Company’s board of directors has considered whether the members of the Audit and Finance Committee satisfy the “independence” and “financial literacy” requirements for audit committee members as set forth in the New York Stock Exchange’s listing standards (the “Listing Standards”). The Company’s board of directors has concluded that all members satisfy the requirements of the Listing Standards and are “independent” as defined by Securities and Exchange Commission rules. In addition, the Company’s board of directors has concluded that Mr. Rosenstein also qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission rules, and has the “accounting or related financial management expertise” required by the Listing Standards. No member of the Audit and Finance Committee serves on an audit committee of more than three public companies. The Audit and Finance Committee held four meetings during 2006. A copy of the written charter of the Audit and Finance Committee may be viewed at the Company’s corporate website, www.pricecommunicationscorp.com, under the heading “Committees and Charters”. In addition, a printed copy of this charter will be provided to any shareholder upon request to Secretary, Price Communications Corporation, 45 Rockefeller Plaza, New York, New York 10020.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Messrs. Ellsworth, Osborn and Rosenstein. The function of the Nominating and Governance Committee is to assist the Company’s board of directors by (i) reviewing and recommending for the board’s approval certain policies regarding the nomination of directors; (ii) identifying individuals qualified to become directors; (iii) evaluating and recommending for the board’s selection nominees to fill positions on the board; (iv) developing and recommending to the board a set of Corporate Governance Guidelines applicable to the Company; and (v) overseeing the evaluation of the board and management. In considering possible candidates for election as a director, the Nominating and Governance Committee is guided by the principle that each director (a) be an individual of high character and integrity, (b) be accomplished in his or her respective field, with superior credentials and recognition, (c) have relevant expertise and experience upon which to be able to offer advice and guidance to management, (d) have sufficient time available to devote to the affairs of the Company; (e) be able to work with the other members of the board and contribute to the success of the Company; (f) represent the long-term interests of the Company’s shareholders as a whole; and (g) be selected such that the board represents a diversity of backgrounds and experience. Each director must be at least 18 years of age.

All members of the Nominating and Governance Committee are independent directors under the Listing Standards. The Nominating and Governance Committee held two meetings during 2006. The written charter of the Nominating and Governance Committee may be viewed at the Company’s corporate website, www.pricecommunicationscorp.com, under the heading “Committees and Charters.”  In addition, a printed copy of this charter will be provided to any shareholder upon request to the Company’s Secretary at the address listed above.

Stock Option and Compensation Committee

For a description of the Stock Option and Compensation Committee, see “Item 11. Executive Compensation—Compensation Discussion and Analysis—Introduction.”

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

The Stock Option and Compensation Committee consists of Messrs. Ellsworth, Osborn and Rosenstein. The Stock Option and Compensation Committee’s functions include reviewing and approving arrangements relating to the compensation of the Company’s executive officers and administering the Company’s 2003 Long Term Incentive Plan. The Stock Option and Compensation Committee also reviews and approves factors to be taken into account relative to the Company’s chief executive officer’s compensation, evaluates the Company’s chief executive officer’s performance, determines and approves the chief executive officer’s compensation level based on this evaluation and makes recommendations to the Company’s board of directors with respect to non-chief executive officer compensation incentive and equity-based plans. In addition, the Stock Option and Compensation Committee administers and makes individual grants of stock options under and in accordance with the terms of the 2003 Long Term Incentive Plan. The Stock Option and Compensation Committee also periodically evaluates its own performance.

The Stock Option and Compensation Committee held three meetings during 2006.

The Stock Option and Compensation Committee performs these duties and responsibilities as set forth in a written charter approved by the Company’s board of directors. The written charter of the Stock Option and Compensation

Committee may be viewed on the Company’s corporate website, www.pricecommunicationscorp.com, under the heading “Committees and Charters.”

In fiscal year ended 2006, the Company used the services of James F. Reda & Associates, LLC. James F. Reda & Associates, LLC performed the following duties for the Company:

•                                               valued the options held by the Chief Executive Officer and the Chief Financial Officer that were repurchased by the Company; and

•                                               recommended the amount of severance compensation to the Chief Executive Officer and the Chief Financial Officer upon a change in control of the Company.

In fiscal year ended 2006, the Chief Executive Officer made recommendations to the Stock Option and Compensation Committee regarding the compensation of the Chief Financial Officer. The Stock Option and Compensation Committee made the final determination regarding the compensation for the Chief Financial Officer for fiscal year 2006.

Objectives

The main objectives of the executive compensation program are:

•                                           to align compensation opportunities with shareholder interests;

•                                         to provide compensation that is competitive when compared with various markets in which the Company competes for executive talent; and

•                                         to divide total compensation between base and incentive compensation components with significant incentive related components.

The Company did not use benchmarks or other comparisons to compensation by other cellular telephone companies in fiscal year ended 2006.

Compensation Programs

On July 25, 2006, the shareholders of the Company approved a plan of dissolution of the Company and all of its subsidiaries, whereby all of the Company’s assets were distributed to the shareholders on August 8, 2007. During 2006 through its liquidation the Company had no operating assets and two employees, including Chief Executive Officer and Chief Financial Officer. In the fiscal year ended 2006, the Company did not increase salaries from salaries paid to the Named Executive Officers (as defined below) in the fiscal year ended 2005.

In general, the Company has historically aligned base pay for executives to be competitive with market rates.

The Company has historically used stock options to link executive compensation to our longer-term internal performance and to external market performance of our stock price. However, in light of the pending dissolution of the Company, the Company granted no stock options to the Named Executive Officers in the fiscal year ended 2006.

Annual grants of restricted stock are not presently part of the Company’s executive compensation program.

All of the Company’s outstanding stock options (which are held by the Chief Financial Officer and Stuart Rosenstein, a director of the Company) are fully vested. Most were granted with an exercise price significantly in excess of the market price of the stock on the date of grant, with the remainder having been granted with an exercise price at the then market price. On February 16, 2006, the Company repurchased options to purchase 210,000 shares of the Company’s common stock from each of the Chief Executive Officer and the Chief Financial Officer at $1.00 per share.

Post-termination Compensation and Benefits

The Stock Option and Compensation Committee had approved severance payments of $2,000,000 and $1,600,000 for the Chief Executive Officer and the Chief Financial Officer, respectively, to be paid on the earlier to occur of the completion of the distribution of common stock of Verizon Communications Inc. to the shareholders of the Company, or the earlier termination of such respective executive’s employment with the Company as a result of death or disability (as reasonably determined by the board of directors of the Company) or termination by the Company without cause. Such severance amounts were paid by the Company on August 9, 2007. (See “Potential Payments Upon Change in Control.”) Pursuant to Parachute Tax Indemnity Agreements, between the Company and each of Robert Price and Kim I. Pressman, the Company agreed to reimburse either such officer for the tax liability if any severance payment upon a change in control is subject to “golden parachute” excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, by paying such officer a gross-up payment. Under such agreements, the Company is obligated to make any required gross-up payment within 30 days following an event that subjects either officer to the excise tax.

Regulations

As a general matter, the Stock Option and Compensation Committee considers the various tax and accounting implications of compensation vehicles employed by the Company.

While the Stock Option and Compensation Committee reviews and considers both the accounting and tax effects of various components of compensation, these effects are not a significant factor in the Stock Option and Compensation Committee’s allocation of compensation among the different components. In general, the Company believes that compensation paid to executive officers should be deductible for U.S. tax purposes. In certain instances, however, the Stock Option and Compensation Committee also believes that it is in the Company’s best interests, and that of its shareholders, to have the flexibility to pay compensation that is not deductible under the limitations of Section 162(m) of the Code in order to provide a compensation package consistent with the Company’s objectives. The Stock Option and Compensation Committee considered the provisions of Section 162(m) in setting 2006 compensation paid to Mr. Price.

Summary Compensation Table for 2006

The following table sets forth information concerning the compensation of the Company’s Named Executive Officers for the fiscal year ended 2006. “Named Executive Officer,” means the principal executive officer, principal financial officer and the three mostly highly compensated executive officers of the Company other than its principal executive officer and principal financial officer for 2006.

Name and Principal Position	Year	Salary	Bonus		All Other Compensation		Total

Robert Price President, Chief Executive Officer and Treasurer	2006	$850,000	$3,040,000	(1)	$259,000	(2)(3)	$4,149,000

Kim I. Pressman Executive Vice President, Chief Financial Officer, Assistant Treasurer and Secretary	2006	$300,000	$1,500,000	(1)	$210,000	(3)	$2,010,000

(1)

In 2006, the Company awarded the Chief Executive Officer and the Chief Financial Officer bonuses of $1,000,000 and $500,000 and success bonuses of $2,040,000 and $1,000,000, respectively, to be paid upon the completion of the exchange of the Preferred Exchangeable Interest for the common stock of Verizon Communications.

(2)

In 2006, the Company purchased an automobile for the Chief Executive Officer. The purchase price of the automobile was $49,000. The CEO uses the automobile for both business travel and personal travel.

(3)

On February 16, 2006, the Company repurchased options to purchase 210,000 shares of the Company’s common stock from each of the Chief Executive Officer and the Chief Financial Officer at $1.00 per share.

Potential Payments Upon Termination or Change in Control

On August 8, 2006, the stock option and compensation committee approved success bonuses for the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to be paid upon the conversion of the Company’s limited partnership interest in Verizon Wireless of the East of $2,500,000 and $500,000, respectively. Subject to that approval, the CEO was paid $2.04 million, and the CFO was paid $500,000. The committee also approved severance payments of $2,000,000 and $1,600,000 for the CEO and the CFO, to be paid on the earlier to occur of the completion of the distribution of common stock of Verizon Communications Inc. to the shareholders of the Company, or the earlier termination of such respective executive’s employment with the Company as a result of death or disability (as reasonably determined by the board of directors of the Company) or termination by the Company without cause. The Board approved that the CEO could allocate up to another $2.5 million for additional success bonuses or severance for other employees of the Company or for charitable contributions approved by the Board. During 2006, the Chief Executive Officer (“CEO”) allocated $500,000 as additional success bonuses which was paid to the CFO and $518,000 for charitable contributions. During 2007, the CEO requested and the Board approved the addition of $230,000 of his performance bonus, which had not been paid to him, to be used for additional performance bonuses and charitable contributions, making funds available for the CEO’s allocation of $1,712,000. The CEO then allocated $1,382,000 for charitable contributions and $330,000 for additional performance bonuses (paid to the CFO) during 2007. The severance amounts of $2,000,000 and $1,600,000 were paid by the Company on August 9, 2007 to the CEO and the CFO, respectively. On August 8, 2006, the stock option and compensation committee also resolved that the Company continue in favor of the Chief Executive Officer and the Chief Financial Officer health insurance for a period of three years after the date of distribution of common stock of Verizon Communications Inc. to the shareholders of the Company. The health insurance is estimated to cost $60,000 per year and will be paid from the Liquidating Trust. On August 6, 2007, the Board of Directors voted to pay each independent director a severance amount of $100,000 and each member of the audit committee a severance amount of $50,000.

The Chief Executive Officer and Chief Financial Officer will serve as trustees of the Price Communicaations Corporation Liquidating Trust, for which they will receive annual compensation of $400,000 and $300,000, respectively.

Grants of Plan-Based Awards for 2006

There were no grants of plan-based awards to the Named Executive Officers during 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options outstanding for each of the Named Executive Officers as of the end of 2006. The Company did not have any unvested stock as of the end of 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Price	—	—	—	—	—

Kim I. Pressman	52,500	—	—	$15.11	5/4/14
	10,500			19.71	12/5/08

Option Exercises and Stock Vested in 2006

The following table sets forth information concerning options exercised during the 2006 by each of the Named Executive Officers. The value realized from exercised options is deemed to be the market value of our common stock on the date of exercise, less the exercise price of the option, multiplied by the number of shares underlying the option.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert Price	52,500	103,425	—	—
Kim I. Pressman	24,117	359,102	—	—
	25,839	285,004

Pension Plan

The Company does not have a pension plan.

Director Compensation

The table below provides compensation information for 2006 for each member of the Company’s board of directors, other than the Chief Executive Officer and the Chief Financial Officer, each of who is a named executive officer of the Company and none of who received any additional compensation for their service as a director.

Directors who are not officers or employees receive fees of $65,000 per annum. No additional fee is paid to directors for attendance at meetings of the board or committees. The following table provides director compensation information for 2006.

Name	Fees Earned or Paid in Cash	Total
Frank Osborn	$65,000	$65,000

Stuart B. Rosenstein	$65,000	$65,000

Robert F. Ellsworth	$65,000	$65,000

Item 12. Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of July 31, 2007 by (1) each person or group known to the Company who beneficially owns (as defined in the rules of the Securities and Exchange Commission) more than five percent of the Company’s common stock, (2) the Company’s directors and executive officers individually and (3) all of the Company’s directors and executive officers as a group:

Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)		Percentage of Class
Robert Price	2,281,060		4.0
Frank Osborn	1,000		(3)
Kim I. Pressman	253,859	(4)	(3)
Stuart B. Rosenstein	26,250		(3)
Robert F. Ellsworth	7,063		(3)
All directors and executive officers as a group (5 persons)	2,569,232		4.6
Atticus Management L.L.C.	10,664,926	(5)	18.9
Frederick W. Green and Bonnie L. Smith	4,679,622	(6)	8.3
Sowood Capital Management LP	4,798,192	(7)	8.5
Dimensional Fund Advisors LP	3,187,473	(8)	5.6

(1)	Address for each executive officer and director is the Company’s principal executive office located at 45 Rockefeller Plaza, New York, New York 10020.

(2)	Unless otherwise indicated, the persons named in the table have the sole power to vote and direct the disposition of these shares.

(3)	Less than 1%.

(4)	Excludes 20,403 shares held by Ms. Pressman’s children as to which she disclaims beneficial ownership.

(5)

Based solely on a Form 4 filed with the SEC on June 7, 2006. The Form 4 states that Timothy R. Barakett is an additional reporting person, that Mr. Barakett is the chairman, chief executive officer and managing member of Atticus Management L.L.C. and certain other affiliated entities and that based on these relationships, he is deemed to be a beneficial owner of the shares of common stock owned by various investment funds and managed accounts as to which such entities and their affiliates act as advisors. The principal address for Mr. Barakett is 152 West 57th Street, New York, New York 10019.

(6)

Based solely on the Schedule 13G, dated February 14, 2007, filed jointly by Frederick W. Green, Bonnie L. Smith, Westchester Capital Management, Inc., The Merger Fund, The Merger Fund VL and Green & Smith Investment Management L.L.C. The reported 4,679,622 shares consist of (i) 4,472,698 shares beneficially owned by The Merger Fund; (ii) 18,300 shares beneficially owned by The Merger Fund VL; (iii) 368,347 shares beneficially owned by GS Master Trust; (iv) 134,200 Shares beneficially owned by Institutional Benchmarks Series (Master Feeder) Limited; and (v) 20,400 Shares beneficially owned by MSS Merger Arbitrage 2, all of which Frederick W. Green may be deemed to beneficially own by virtue of his position as President of Westchester Capital Management, Inc., the investment adviser of The Merger Fund and The Merger Fund VL, or by virtue of his position as a member of Green & Smith Investment Management L.L.C., which is the investment adviser of each of the other private entities listed above.. The principal address for each of Mr. Green, Ms. Smith, Westchester Capital Management, Inc., The Merger Fund, The Merger Fund VL and Green & Smith Investment Management L.L.C. is 100 Summit Drive, Valhalla, New York 10595. Each of Mr. Green, Ms. Smith, Westchester Capital Management, Inc., The Merger Fund, The Merger Fund VL and Green & Smith Investment Management L.L.C. disclaim membership in a group.

(7)	Based solely on a Schedule 13G filed with the SEC on February 14, 2007. The principal address for Sowood Capital Management LP is 500 Boylston Street, 17th Floor, Boston, Massachusetts 02116.

(8)

Based solely on the Schedule 13G, dated February 2, 2007, and Schedule 13G/A, dated February 9, 2007, filed by Dimensional Fund Advisors LP (“Dimensional”). Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. Dimensional disclaims beneficial ownership of such securities. The mailing address of Dimensional is 1299 Ocean Avenue, Santa Monica, CA 90401.

Potential Payments Upon Termination or Change in Control

For a description of the potential payments to be made upon a change in control, see “Item 11. Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Item 13. Certain Relationships And Related Transactions, and Director Independence

Related Party Transactions

On February 16, 2006, the Company repurchased options to purchase 210,000 shares of the Company’s common stock from each of the Chief Executive Officer and the Chief Financial Officer at $1.00 per share. There were no other transactions with any of the Company’s directors, executive officers, 5% shareholders or any of their respective family members since January 1, 2006 that would be required to be reported pursuant to Rule 404(a) of Regulation S-K.

Procedure For Review Of Related Party Transactions

Potential conflicts of interest, including related party transactions reportable under SEC rules, must be approved in advance. The Company has a code of business conduct and ethics, which applies to all employees, officers and directors, and specifically addresses conflicts of interest. Pursuant to the code of business conduct and ethics, directors and officers with an actual or potential conflict of interest must disclose such conflict to the Chairman of the Governance and Nominating Committee of the board of directors. Consistent with NYSE rules, only the Company’s board of directors or the Nominating and Governance Committee may waive a provision of this code of conduct for our officers or directors.

Director Independence

The Company’s board of directors has determined that each of Frank Osborn, Stuart B. Rosenstein and Robert F. Ellsworth, current directors of the Company, has no material relationship with the Company (either directly or indirectly as a partner, shareholder or officer of an organization that has a relationship with the Company), other than in his capacity as a director of the Company. Based on this determination and the review by board of directors of the Company of the additional general independence requirements under the Listing Standards, the Company’s board of directors has determined that each of these directors is an “independent director” under the Listing Standards.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2005 and December 31, 2006, the Company’s principal independent accountant during these periods (BDO Seidman, LLP) billed the approximate fees set forth below.

Audit Fees. Aggregate fees billed by BDO Seidman in connection with its audit of the Company’s consolidated financial statements and internal controls as of and for the year ended December 31, 2006 and its limited reviews of the Company’s unaudited condensed consolidated interim financial statements were approximately $205,000. Aggregate fees billed by BDO Seidman in connection with its audit of the Company’s consolidated financial statements and internal controls as of and for the year ended December 31, 2005 and its reviews of the Company’s unaudited condensed consolidated interim financial statements were approximately $230,000.

Audit-Related Fees. During the last two fiscal years, BDO Seidman has not provided the Company with assurance and related services that are not principally related to the audit or review of the Company’s consolidated financial statements.

Tax Fees. During the last two fiscal years, BDO Seidman has not provided the Company with services in connection with tax compliance, tax advice or tax planning.

All Other Fees. During the last two fiscal years, BDO Seidman has not billed any other fees to the Company.

Pre-Approval Policies and Procedures. The Audit and Finance Committee has adopted a policy for pre-approval of the above fees. The Audit and Finance Committee shall, to the extent required by any applicable legal or regulatory requirement, pre-approve all auditing services and permitted non-audit services provided to the Company by its outside auditor. To the extent permitted by applicable laws, regulations and NYSE rules, the Committee may delegate pre-approval of audit and non-audit services to one or more members of the Committee. Such member(s) must then report to the full Committee at its next scheduled meeting if such member(s) pre-approved any audit or permitted nonaudit services.

The Audit and Finance Committee approved all services that are described in “Audit Fees”.

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

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Net Assets as of December 31, 2006 (Liquidation Basis) and Balance Sheet as of December 31, 2005 (Going Concern Basis)
Consolidated Statement of Changes in Net Assets for the Period from July 25, 2006 to December 31, 2006 (Liquidation Basis)
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Period from January 1, 2006 to July 24, 2006 and the Years Ended December 31, 2005 and 2004 (Going Concern Basis)
Consolidated Statements of Cash Flows for the Period from January 1, 2006 to July 24, 2006 and the Years Ended December 31, 2005 and 2004 (Going Concern Basis)
Consolidated Statements of Changes in Shareholders’ Equity for the Period from January 1, 2006 to July 24, 2006 and the Years Ended December 31, 2005 and 2004 (Going Concern Basis)
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Price Communications Corporation

New York, New York

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Price Communications Corporation (the “Company”), as of December 31, 2006, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from July 25, 2006 to December 31, 2006. We have also audited the consolidated balance sheet of the Company as of December 31, 2005 and the consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the period from January 1, 2006 through July 24, 2006 and each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, the shareholders of Price Communications Corporation approved a plan of liquidation on July 25, 2006. As a result, the Company changed its basis of accounting effective July 25, 2006, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) as of December 31, 2006, the consolidated changes in net assets in liquidation for the period from July 25, 2006 to December 31, 2006, the consolidated financial position of the Company at December 31, 2005 and the consolidated results of its operations and its cash flows for the period from January 1, 2006 to July 24, 2006 and each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Price Communication Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 12, 2007 expressed a disclaimer of opinion on the effectiveness of internal control over financial reporting.

/s/ BDO Seidman, LLP

 New York, New York

December 12, 2007

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET ASSETS AS OF DECEMBER 31, 2006 (LIQUIDATION BASIS)

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 (GOING CONCERN BASIS)

(Amounts in thousands except share data)

	2006	2005
Current assets:
Cash and cash equivalents	$57,828	$4,067
Cash and securities (principally securities) deposited in collateral account	—	71,227
Available for sale securities	39,788	2,421
Prepaid income taxes and income taxes receivable	2,179	—
Deferred tax asset	2,072	—
Verizon Communications common stock (restricted to August 8, 2007)	1,097,579	—
Prepaid expenses	—	108
Total current assets	1,199.446	77,823
Investment in limited partnership	—	882,871
Other assets	389	538
Total assets	$1,199,835	$961,232

Current liabilities:
Income taxes payable (current and deferred)	$—	2,655
Estimated liability to former minority partners	—	17,038
Other current liabilities	3,352	1,551
Total current liabilities	3,352	21,244
Deferred income taxes	—	423,348
Total liabilities	3,352	444,592
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.01 per share; authorized 18,907,801 shares; no shares outstanding	—	—
Common stock, par value $.01; authorized 120,000,000 shares; 56,362,701 and 56,233,995 shares outstanding in 2006 and 2005, respectively		562
Additional paid-in-capital		156,881
Accumulated other comprehensive loss		(4,030)
Retained earnings		363,227
Total shareholders’ equity	—	516,640
Total liabilities and shareholders’ equity	3,352	$961,232
Net assets in liquidation (available to common shareholders)	$1,196,483

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(LIQUIDATION BASIS)

(Amounts in thousands)

FOR THE PERIOD FROM JULY 25, 2006 TO DECEMBER 31, 2006

Net assets in liquidation July 25, 2006	$1,028,120
Gain on exchange of partnership interest	53,073
Adjust assets to fair value	88,179
Cash received from exercise of options	1,477
Accrued estimated net costs in liquidation	(2,589)
Income from partnership from July 25, 2006 to August 15, 2006	2,091
Investment income from July 25, 2006 to December 31, 2006	54,800
Costs incurred from July 25, 2006 to December 31, 2006, including income taxes	(17,959)
Dividends paid	(10,709)
Change in net assets in liquidation	168,363
Net assets in liquidation December 31, 2006 (available to common shareholders)	$1,196,483

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(GOING CONCERN BASIS)

FOR THE PERIOD FROM JANUARY 1, 2006 TO JULY 24, 2006 AND

THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(Amounts in thousands, except per share data)

	July 24, 2006	2005	2004

Revenue:
Income from partnership	$19,290	$33,822	$33,332
Expenses:
Selling, general and administrative	5,525	5,979	6,124
Depreciation and amortization	48	83	38
Loss on impairment in value of partnership interest	—	289,600	—
Loss (gain) on contribution of cellular business	(108)	5,483	10,519
Interest income	(137)	(432)	(69)
Interest expense	—	57	—
Other (income) expense	(2,763)	1,575	(12,526)
Income (loss) before income taxes	16,725	(268,523)	29,246
Income tax expense (benefit)	5,843	(85,883)	(43,030)
Net income (loss)	10,882	(182,640)	72,276
Other comprehensive income (loss), net of income tax expense (benefit) of ($6,147) for 2005, $772 for 2004 and $57 for 2003, respectively)	1,868	(9,600)	4,337
Unrealized gains (losses) on available for sale securities
Reclassification adjustment	(337)	(632)	(2,725)
Comprehensive income (loss)	$12,413	$(192,872)	$73,888

Per share data:
Basic and diluted earnings (loss) per share	$0.19	$(3.25)	$1.28

Weighted average number of common shares outstanding – basic	56,234	56,227	56,406
Weighted average number of common shares outstanding – diluted	56,516	56,227	56,680

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(GOING CONCERN BASIS)

FOR THE PERIOD JANUARY 1, 2006 TO JULY 24, 2006 AND

THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(Amounts in thousands)

	July 24, 2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$10,882	$(182,640)	$72,276
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on impairment in value of partnership	—	289,600	—
Loss due to impairment on available-for-sale securities	—	5,495	—
Depreciation and amortization	48	83	38
Income from partnership	(19,290)	(33,822)	(33,332)
Deferred income taxes	(3)	(95,091)	(4,684)
Stock-based compensation expense	136	—	—
Net gain on available for sale securities	(276)	(416)	(8,422)
Net gain on put and call options	—	(17)	(40)
Change in working capital
Decrease (increase) in escrow deposit	—	13,666	(13,666)
Increase in other current assets	(871)	(2)	(106)
Decrease in other current liabilities	(63)	(3,415)	(209)
Increase (decrease) in income taxes payable	3,250	(1,238)	3,097
(Decrease) increase in liability to former minority partners	(17,038)	(9,479)	10,519
Decrease in accrued income taxes-long term	—	—	(53,165)
Total adjustments	(34,107)	165,364	(99,970)
Net cash used in operating activities	(23,225)	(17,276)	(27,694)

Cash Flows From Investing Activities:
Capital expenditures	—	(3)	(266)
Purchase of available-for-sale securities and put and call options	(2,260)	(4,413)	(53,762)
Proceeds from sale of available-for-sale securities and put and call options	13,655	6,730	62,306
Purchase of securities for collateral account	—	(31,744)	(98,694)
Sale of securities for collateral account	—	32,494	104,483
Decrease (increase) in cash in collateral account	999	(1,562)	(121)
Distribution of profits from partnership	8,521	16,849	16,605
Net cash provided by investing activities	20,915	18,351	30,551

Cash Flows From Financing Activities:
Repurchase and retirement of Company’s common stock	—	(144)	(6,617)
Exercise of employee stock options and warrants	—	397	—
Net cash provided by (used in) financing activities	—	253	(6,617)

Net (decrease) increase in cash and cash equivalents	(2,310)	1,328	(3,760)
Cash and Cash Equivalents, beginning of period	4,067	2,739	6,499
Cash and Cash Equivalents, end of period	$1,757	$4,067	$2,739

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(GOING CONCERN BASIS)

FOR THE PERIOD FROM JANUARY 1, 2006 TO JULY 24, 2006 AND

THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Class A		paid-in	comprehensive	Retained	shareholders’
	Shares	Value	capital	income (loss)	earnings	equity
Balance, December 31, 2003	56,683	$567	$163,240	$4,590	$473,591	$641,988
Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	1,612	—	1,612
Purchase and retirement of stock and unexchanged shares	(467)	(5)	(6,612)	—	—	(6,617)
Net income	—	—	—	—	72,276	72,276
Balance, December 31, 2004	56,216	$562	$156,628	$6,202	$545,867	$709,259
Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	(10,232)	—	(10,232)
Purchase and retirement of stock	(9)	—	(144)	—	—	(144)
Exercise of stock options	26	—	397	—	—	397
Net loss	—	—	—	—	(182,640)	(182,640)
Balance, December 31, 2005	56,233	$562	$156,881	$(4,030)	$363,227	$516,640
Change in unrealized gain on marketable equity securities, net of tax effect	—	—	—	1,526	—	1,526
Amortization of stock-based compensation expense	—	—	136	—	—	136
Net income	—	—	—	—	10,882	10,882
Balance July 24, 2006	56,233	$562	$157,017	$(2,504)	$374,109	$529,184

See accompanying notes to consolidated financial statements.

PRICE COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Price Communications Corporation (“Price” or the “Company”) owned 100% of Price Communications Cellular, Inc., which owned 100% of Price Communications Cellular Holdings, Inc. (“Holdings”), which owned 100% of Price Communications Wireless, Inc. (“PCW”). Prior to August 15, 2002, the Company had total ownership in corporations and partnerships which operated the non-wireline cellular telephone systems in eight Metropolitan Statistical Areas (“MSA”) in four states:  Florida (one), Georgia (five), Alabama (two), and South Carolina (one). The Company owned and operated eight non-wireline cellular telephone systems in Rural Service Areas (“RSA”) in Georgia (seven) and Alabama (one). On August 15, 2002, the Company contributed these assets to Verizon Wireless of the East (“Verizon Partnership”- See Note 3.)

2. Dissolution of the Company

The Board of Directors of the Company determined to pursue dissolution of the Company by distributing the Company’s shares of Verizon (See Note 3) and its remaining cash to its shareholders. The Verizon Communications shares became eligible for distribution to PCC’s shareholders in August 2007 under the terms of a lock up agreement with Verizon. At the Company’s annual meeting of shareholders on July 25, 2006, the shareholders approved the dissolution. On July 25, 2006, the Company adopted the liquidation basis of accounting (See Note 4.) The Company was liquidated on August 8, 2007 by distribution of the 29,473,130 shares of Verizon common stock held by the Company and $54.2 million of the Company’s cash to shareholders. The Board of Directors of the Company voted to reserve approximately $28 million of cash and other assets which were deposited into a Liquidating Trust for the remaining actual expenditures and contingent liabilities. (See Note 16.)

3. The Verizon Transaction

On August 15, 2002, the Company contributed substantially all of the assets of PCW and approximately $149 million in cash to the Verizon Partnership in exchange for a preferred limited partnership interest in the Verizon Partnership. The Verizon Partnership assumed certain liabilities of PCW relating to the contributed business.

Under a letter agreement dated August 9, 2002, Verizon Communications provided the Verizon Partnership with $350 million of debt financing which was used in connection with the covenant defeasance and redemption of PCW’s debt. PCW guaranteed such indebtedness. However, PCW was not obligated to make payment under the guaranty until Verizon Communications had exhausted all remedies against the Verizon Partnership. The guaranty was not enforced. Price guaranteed PCW’s obligation under the guaranty, and deposited $70 million in cash and other property into a collateral account to secure the guaranty. Price controlled the investment of the assets in the collateral account, and had the right to withdraw certain sums such as dividends and interest on investments from the account. Upon consummation of the exchange (see below), the funds held in the collateral account were released to the Company.

After giving effect to certain adjustments, as defined in the transaction agreement, PCW’s initial capital account and the investment in the Verizon partnership on its balance sheet approximated $1.112 billion on August 15, 2002 and was equal to the credit in its capital account on the Verizon Partnership’s financial statements. According to the partnership agreement, the Company was entitled to an allocation of any profits from the Verizon Partnership for a period of up to four years after August 15, 2002 equal to its preferred return, which approximated 2.9% per annum. The Company received in cash 50% of its preferred return.

The Company accounted for the investment under the cost method of accounting. The Company increased its investment by the amount of income it was entitled to based on the availability of profits and the agreed upon preferred rate of return and reduced its investment balance by any cash distributed by the Verizon Partnership to the Company.

On August 15, 2006, the Preferred Exchangeable Interest was exchanged for the common stock of Verizon Communications according to the terms of the partnership agreement. The number of shares of Verizon Communications common stock issued to PCC equaled the amount of PCW’s capital account in the Verizon Partnership divided by the 20-day average closing price of the Verizon Communications common stock, which price was not to be less than $40 or more than $74. Since the trailing 20-day average closing price of Verizon common stock at the time of the exchange was below $40 per share, the Company received fewer shares than the shares of Verizon common stock that the Company could have purchased in the open market with the dollar equivalent of our capital account. The Company had treated the investment in the partnership as other-than-temporarily impaired at December 31, 2005 for this reason. It valued the partnership account based upon the closing price of Verizon on that date ($30.12 per share). Consequently, the Company recognized a pretax impairment loss of $289.6 million for the year ended December 31, 2005 based upon the lower price of the Verizon stock it would receive if the exchange had occurred on December 31, 2005. Upon the adoption of the liquidation basis of accounting on July 24, 2006, the Company valued the investment based upon the Verizon stock price of $32.59 per share and recorded a gain in value of $71.2 million as a liquidation basis adjustment (See Note 9.) At the August 15, 2006 conversion, the Company valued the stock it received at the closing price on that date ($34.39 per share) and recognized a gain on the conversion of the shares in the amount of $53.1 million, which is recorded on the statement of changes in net assets in liquidation.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Price and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Going Concern and Liquidation Basis of Accounting

The consolidated financial statements for the period January 1, 2006 to July 24, 2006 and for the years ended December 31, 2005 and 2004 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the shareholders’ approval of the Plan, the Company adopted the liquidation basis of accounting effective July 25, 2006. This basis of accounting is considered appropriate when, among other things, liquidation of a Company is probable and the net realizable values of assets are reasonably determinable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are stated at their estimated settlement amounts. (See note 9.) The Company’s assets including its available for sale securities and Verizon Communications common stock have been valued at the closing market prices of the securities at the dates of the end of the financial periods presented.

The Company has included in other assets on the Consolidated Statement of Net Assets as of December 31, 2006, assets with a cost of $360,000 for which it has not yet determined the realizable value. These assets were assigned to the liquidating trust on August 8, 2007 and will be sold at fair market value.

All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it occurred on January 1, 2004.

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

Financial Instruments

Subsequent to July 25, 2006, the Company’s marketable equity securities were carried at market and any fluctuations in market values were recognized in the statement of changes in net assets in liquidation. At December 31, 2005 and through July 24, 2006, all of the Company’s investment securities, including the collateral account, were marketable equity securities classified as “Available-for-Sale Securities”. The basis on which cost was determined in computing realized gains or losses was specific identification or by average cost. Unrealized holding gains and losses for available-for-sale securities as well as securities maintained in the collateral account were excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss).

The Company sells put and call options, some of which are for the Company’s own common stock. These puts entitle the holders to sell publicly traded securities to the Company during certain periods at certain prices. The Company is required to maintain collateral to support options issued, therefore such unsettled contracts have been classified as liabilities in the accompanying consolidated balance sheets with changes in fair values recorded as part of other income. At December 31, 2006, 2005 and 2004, there were no outstanding put and call options.

The investment in the Verizon Partnership initially equaled the Company’s capital account in the partnership and through August 15, 2006 was increased by the Company’s share of partnership earnings and decreased by distributions the Company received. As discussed in Note 2 to the financial statements, an other-than-temporary impairment loss of $289.6 million was taken at December 31, 2005. The carrying value of the investment at December 31, 2005 reflects the value of the Verizon shares the Company would have received had the exchange of the investment for the Verizon shares occurred on December 31, 2005 based upon the price of Verizon shares at that date (see Note 2.)

Other Than Temporary Impairment in Investments

Prior to July 25, 2006, investments were reviewed periodically to determine if they have sustained any impairment in value that is considered to be other than temporary. If available-for-sale securities are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost are determined to be impaired, the carrying value of the investment is written down to estimated fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined. The identification of potentially impaired investments, the assessment of whether any decline in value is other than temporary, and, for the unquoted investment in particular, the estimation of fair value involves significant management judgment. These judgments impact the carrying value of the investments in the consolidated balance sheets and the results form continuing operations.

The Company recorded an impairment charge of $289.6 million during the year ended December 31, 2005 on its investment in the Verizon Partnership. The assessment of other than temporary impairment reflected the decline during 2005 of the stock price of Verizon common stock, which the partnership had expected to be exchanged into in August 2006. Management was unable to predict when and if the stock price would again rise above $40. The impairment charge was based on the value that the Company would have received if such exchange had been made as of December 31, 2005, when Verizon common stock closed at $30.12 per share. During the year 2005, Verizon common stock closed at prices ranging from $29.13 to $41.06, although it was below $40 for most of the year.

At December 31, 2005 the Company also recorded and impairment charge of $5.5 million on Ford common stock that it holds in its portfolio. The assessment of other than temporary impairment reflects the decline during 2005 of the stock price of Ford common stock. This investment had been below cost for a significant period of time in light of Ford’s ongoing financial problems. Management was unable to predict when and if the stock price would again rise above the Company’s cost.

As of December 31, 2006, the Company’s available-for-sale securities include securities with a fair market value of $39.8 million which adjustment to fair value has been reflected on the statement of changes in net assets (liquidation basis.)

Stock Options

In December 2004, the FASB issued FAS No. 123 (R), “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” This Statement is effective for annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption.

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

In 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). As permitted by SFAS 123, the Company chose to continue accounting for stock options at their intrinsic value through December 31, 2005. Accordingly, no compensation expense was recognized. As of January 1, 2006, in connection with our adoption of FAS 123R, “Share-Based Payment,” stock-based compensation was included in our results of operations. There was no effect upon adoption of SFAS

123R since there were no options unvested or granted after January 1, 2006. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123R are similar to those used under FAS 123. Had the fair value method of accounting also been applied for the years ended December 31, 2005 and 2004, the proforma net income would be as follows:

($ in thousands except per share information)

	Years ended
	2005	2004
Net income (loss) -as reported	$(182,640)	$72,276
Add: stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	—	—
Deduct: stock-based employee compensation cost, net of related tax effects that would have been included in the determination of net income if the fair value-based method had been applied to all awards	311	198
Net income (loss)-pro forma	$(182,951)	$72,078
Basic earnings (loss) per share
As reported	$(3.25)	$1.28
Pro forma	(3.25)	1.28
Diluted earnings (loss) per share
As reported	$(3.25)	$1.28
Pro forma	(3.25)	1.27

In accordance with SFAS 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for proforma footnote purposes with the following assumptions used for grants; dividend yield of 0% for 2004; risk free interest rate of 3.72% in 2004, and an expected life of 5 years for 2004. Expected volatility was assumed to be 31.3% in 2004. No options were granted in 2006 and 2005 and the Company did not change any of the assumptions for previously issued options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. The Company’s 2003 Long-Term Incentive Plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted.

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

Diluted earnings per share for the Company give effect to all dilutive securities (options and warrants) that were outstanding during the period.

The following table reconciles the number of shares used in the earnings per share calculations:

		Year Ended
	Period Ended	December 31,
Diluted Average Common Shares Computation	July 24, 2006	2005	2004
Basic average common shares outstanding	56,234	56,227	56,406
Dilutive potential common shares – options and warrants	282	—	274
Diluted Average Common Shares	56,516	56,227	56,680
Options excluded from the computation of earnings per share	348	638	614

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”), issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company expects to liquidate on August 8, 2007 and therefore, SFAS No. 157 is not expected to have an impact on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No, 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. The Company expects to liquidate on August 8, 2007 and therefore, SFAS No. 159 is not expected to have an impact on its financial statements.

5. Fair Value of Financial Instruments

Fair value estimates, methods and assumptions used to estimate the fair value of financial instruments are set forth below:

For cash and cash equivalents and other current liabilities, the carrying value approximates fair value due to the short-term nature of those accounts. Investment securities are recorded at fair value.

The Company has sold put and call options (including some on the Company’s common stock), which grant the holders the right to sell publicly traded securities to the Company during certain periods at certain prices. At December 31, 2006, 2005 and 2004, the Company had no open option contracts..

6. Income Taxes

Provision (benefit) for income taxes from continuing operations consist of the following:

	For the Period
	January 1 to	Year Ended December 31,
	July 24, 2006	2005	2004
	($ in thousands)

Current:
Federal	$5,360	$8,844	$(40,412)
State and local	486	364	2,066
	5,846	9,208	(38,346)
Deferred:
Federal	(4)	(86,420)	(3,559)
State and local	1	(8,671)	(1,125)
	(3)	(95,091)	(4,684)
Tax provision (benefit)	$5,843	$(85,883)	$(43,030)

For the period from January 1, 2006 to July 24, 2006 and the years ended December 31, 2005 and 2004, the (benefit) provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate (35%) because of the following items:

	For the Period
	January 1 to	Year Ended December 31,
	July 24, 2006	2005	2004
	($ in thousands)
Tax (benefit) at statutory federal income tax rate	$5,854	$(93,983)	$10,236
State taxes (benefit), net of federal income tax benefit	336	(5,400)	612
Adjustment of deferred taxes for changes in effective state income tax rates	—	14,694	—
Dividends received exclusion	(638)	(853)	(816)
Reversal of accrued income taxes-long-term	—	—	(53,165)
Other	291	(341)	103
	$5,843	$(85,883)	$(43,030)

During the third quarter of 2004, following the expiration of applicable statutes of limitations, the Company reversed $53 million of accrued income tax-long-term resulting in a reduction of income tax expense for the year ended December 31, 2004.

Deferred tax assets (liabilities) consist of the following:

	($ in thousands)
	Liquidation
	Basis
	December 31,
	2006	2005
Deferred tax assets (liabilities):
Deferred gain on contribution of cellular business	—	$(428,033)
Unrealized loss on marketable equity securities	$1,046	4,398
Accrued liquidation expense	1,026	—
Other	—	287
	2,072	(423,348)
Less: Amount included in current asset	2,072	—
	$—	$(423,348)

Unless the Company was dissolved within one year following an exchange of the interest in the Verizon Partnership for Verizon common shares and the shares distributed to the Company’s shareholders pursuant to a plan of dissolution, a subsequent sale of the Verizon shares by the Company would have caused the Company to recognize a substantial amount of taxable gain. The $428 million of deferred tax at December 31, 2005 on the gain on contribution of cellular business represented the approximate amount of income tax liability the Company would have incurred upon the sale of the Verizon shares received in the exchange at a price of $30.12 per share. Since the sale of shares will not occur because the shares were distributed to the Company’s shareholders on August 8, 2007 pursuant to the plan of dissolution, the deferred tax liability was reversed in 2006 and a tax benefit was recognized and reflected as an adjustment to net assets in liquidation at July 25, 2006. (See Note 9.)

7. Other (Income) Expense

Other (income) expense consists of the following:

	($ in thousands)
	Period Ended	Years Ended December 31,
	July 24, 2006,	2005	2004
Loss on impairment of available-for-sale securities	—	$5,495	—
(Gain) loss on investments, net	$(276)	(438)	$(8,462)
Dividend income	(2,463)	(3,482)	(3,332)
Other, net	(24)	—	(732)
	$(2,763)	$1,575	$(12,526)

8. Estimated Liability to Settle Minority Claims

The Company notified the minority interest holders in the subsidiary corporations, general partnerships and limited partnerships that held certain of the Company’s cellular licenses that effective June 28 and June 30, 2001 these subsidiaries were either dissolved and/or merged into Palmer Wireless Holdings, Inc. (a wholly owned subsidiary of the Company). Pursuant to the mergers, the minority interest holders had the right to receive merger consideration subject to appraisal rights or other remedies pursuant to applicable state law. Amounts payable to such minority interest holders were in some cases finally determined by negotiations between the parties or when such negotiations failed, by applicable state court proceedings. The Company owned 100% of its telephone operating systems after these mergers. The Company accounted for the purchase of minority interests by first eliminating that portion of the minority interest that represents the Company’s proportionate liability to minority interest holders with the balance being added to the value of the appropriate license. The Company believes that if the predecessor company (Palmer Wireless) had owned 100% of the markets that it sold to the Company, the acquisition price and therefore the value of the acquired licenses would have increased.

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

The Company accrued an additional $5.5 million in 2005 (for legal fees of the former minority partners and additional settlement amounts), which is reflected as loss on contribution of cellular business on the statement of operations and comprehensive income (loss). On August 1, 2005, the Company was notified that the Supreme Court of the State of Delaware affirmed the judgment in the case of Dobler et al v. MCHC, which the Company had appealed during 2004. The affirmation by the court also made the Company responsible for payment of the petitioners’ reasonable legal fees. The judgment was paid out of the escrow account that had been set up after the 2004 Opinion and Final Order. On October 19, 2005, the petitioners filed an application for legal and expert fees in the amount of $2, 459,000 which is included in accrual above. The Company is contesting the reasonableness of such amount. The judge has assigned this matter to a special master to determine the reasonability of petitioners’ legal fees. The Company paid approximately $1,421,000 of the legal and expert fees and the remainder of $1,038,000 has been accrued as part of the estimated liability to former minority partners, pending the judgment by the court. On March 31, 2006, the Special Master issued a report finding the Company responsible for $445,000 of the original legal fees. With legal and court fees related to the appeal included, the Company was liable for $930,000. As a result the Company reversed $108,000 in the income statement as a gain on contribution of cellular business for the period ended July 24, 2006.

In addition, during 2005, the Company entered into negotiations to settle the remaining claims of the former minority holders. The Company settled with all remaining parties in the amount of $16 million. This full amount, which resulted in additional accruals included above, is part of the liability to former minority partners as of December 31, 2005 in addition to the remaining legal fees discussed above.

9. Net Assets in Liquidation (amounts in thousands except per share data)

The following is a reconciliation of total shareholders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of July 25, 2006 (the beginning net assets in liquidation):

Shareholders’ equity as of July 24, 2006-going concern basis	$529,184
Adjustment of assets and liabilities to fair value	(306)
Adjustment of investment in the partnership to fair value (See Note 3)	71,209
Reversal of deferred tax on potential gain on conversion of preferred interest (see Note 7)	428,033
Net assets in liquidation at July 25, 2006	$1,028,120

Net assets in liquidation increased $168,363 or $2.99 per share during the period from July 25, 2006 to December 31, 2006, based upon the 56,362,701 shares of common stock the Company had outstanding at December 31, 2006. The primary reasons for the increase in our net assets include: (i) an increase in the value of the Verizon Communications shares that the Company received in exchange for its partnership interest by $53,073 as of August 15, 2006 or $.94 per share; (ii) a further increase in the value of the Verizon shares and the other stocks that the Company held in its investment portfolio of $88,179 at December 31, 2006 or $1.56 per share; and (iii) investment income of $54,800 or $.97 per share primarily due to the spin-off of the IDEARC stock from Verizon Communications, which the Company in turn sold and dividends the Company received on the Verizon shares. These amounts were partially offset by (i) costs incurred during the period of $17,959 or $.32 per share, which included income taxes paid; and (ii) dividends paid to the shareholders of $10,709 or $.19 per share.The net assets in liquidation as of December 31, 2006 of $1,196,483 were $21.23 per share.

10. Shareholders’ Equity

In October 1994, the Company declared a dividend distribution of one Common Share Purchase Right (a “Right”) for each outstanding share of the Company’s common stock. In May 2004, the Company’s Board of Directors approved the extension of the Rights until October 2014. Until exercisable, the Rights will not be transferable apart from the common stock. Each right has an exercise price of $50.00. The Rights will become exercisable only if a person or group acquires 20 percent of more of the Company’s common stock, in which event each Right will entitle the holder to purchase for the exercise price common stock in the Company having a market value of twice the exercise price of the Rights. In the event the Company is acquired in a merger or similar transaction following such a 20 percent acquisition, each Right entitles the holder to purchase for the exercise price common stock of the surviving company having a market value of twice the exercise price of the Rights. The Rights may be redeemed by the Company at a nominal price prior to the acquisition of 20 percent of the outstanding shares of the Company’s common stock. These rights expired unexercised upon the liquidation of the Company on August 8, 2007.

The Company was authorized by its Board of Directors to make purchases of its common stock from time to time in the market or in privately negotiated transactions when it is legally permissible to do so or believed to be in the best interests of its shareholders. During the two years ended December 31, 2005 the Company purchased and retired the following: 2004- 439,000 at an average cost of $15.05 and 2005-8,700 at an average cost of $16.57. The Company did not purchase any of its own shares in 2006. As a result of the transaction agreement with the Verizon Partnership, the Company was precluded from using certain of its funds to repurchase its outstanding stock.

In August 1997, in connection with the issuance by a subsidiary of the Company of the 13½% Senior Secured Discount Notes, the Company issued Warrants to purchase approximately 2.6 million shares of its common stock at an exercise price of less than $0.01 per share. The Warrants expired on August 1, 2007. As of December 31, 2006, approximately 36,100 warrants remain unexercised, which are convertible into approximately 243,000 shares of the Company’s common stock. (See Note 16.)

On May 5, 2004, the Company’s Board of Directors declared a 5% stock dividend, payable on May 24, 2004, to shareholders of record on May 17, 2004. All share and per share information has been adjusted to reflect the 5 percent stock dividend that was paid in May 2004 as if it had occurred on January 1, 2004.

11. Stock Option Plan

The Company has a long-term incentive plan (the “1992 Long-Term Incentive Plan”), which provides for granting incentive stock options, as defined under current law, and other stock-based incentives to key employees and officers. The maximum number of shares of the Company that are subject to awards granted under the 1992 Long-Term Incentive Plan is 7,655,767. The exercise of such options will be at a price not less than the fair market value on the date of grant, for a period up to ten years. No awards may be granted under such plan on or after December 31, 2002. On December 3, 2002, the Company’s board of directors approved the Company’s 2003 Long-Term Incentive Plan to replace the prior plan, which had expired, subject to approval of the Company’s shareholders at the Company’s 2003 annual meeting of shareholders. The 2003 Long-Term Incentive Plan was approved by the Company’s shareholders and authorizes the issuance of a maximum of 2.1 million shares of the Company’s common stock, of which 1,916,250 remained available for issuance. Due to the liquidation of the Company on August 8, 2007, no further issuances will take place.

A summary of plan transactions is presented in the table below:

		Weighted	Grant Date	Aggregate
	Number of	Average	Average	Intrinsic
	Shares	Exercise Price	Fair Value	Value
Outstanding at December 31, 2003	480,456	27.68
Issued	183,750	15.11	$5.45
Outstanding at December 31, 2004	664,206	24.15		—
Exercised	(26,250)	15.11		$53,000
Outstanding at December 31, 2005	637,956	24.52		—
Exercised	(128,706)	11.48		787,000
Repurchased	(420,000)	30.40
Outstanding at December 31, 2006	89,250	$15.66		$481,000

The intrinsic value of 157,500 stock options which vested during 2006 was $351,000.

The following table summarizes information about stock options outstanding at December 31, 2006:

		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable
Exercise Price	at 12/31/06	Life	at 12/31/06

$19.71	10,500	4 years	10,500
$15.11	78,750	8 years	78,750
	89,250		89,250

During 2005 and  2006, total cash received from the exercise of stock options was $397,000 and $1,477,000, respectively. All options outstanding at December 31, 2006 were exercised in 2007 for total proceeds of $1.4 million, prior to the Company’s liquidation on August 8, 2007.

12. Related Party Transactions

The husband of an officer of the Company is a financial advisor with one of the financial institutions, which held certain marketable securities and Verizon restricted stock and executed certain marketable security trades of the Company.

The securities in the collateral account included approximately $50 million of Verizon Communications, Inc. common shares at December 31, 2005.

13. Commitments and Contingencies

The Company is involved in various claims and litigation in the ordinary course of business. In the opinion of legal counsel and management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

In connection with the Company’s liquidation, the Board of Directors agreed to pay severance to the Company’s officers totaling $5.6 million in 2007. This amount includes $2.5 million, which the Chief Executive Officer of the Company could allocate to performance bonuses and charitable contributions as approved by the Board. Under these allocations, a total of $1,018,000 was paid in 2006 (including $500,000 which was paid to the CFO), and the remainder was paid in 2007. As of December 31, 2006, $1.3 million was accrued in other current liabilities pursuant to liquidation accounting.

The Company maintains one office, its headquarters in New York City. The monthly lease payments are $27,000 per month beginning January 1, 2004 through December 31, 2007.

Rental expense for operating leases was approximately $0.2 million, $0.3 million and, $0.3 million for the period ended July 24, 2006 and for the years ended December 31, 2005 and 2004, respectively. During the period from July 25, 2006 to December 31, 2006, the Company expensed an additional $0.2 million, which is included in the statement of changes in net assets in liquidation.

As discussed in Note 2, the Company was dissolved on August 8, 2007.

14. Supplemental Cash Flow Information

The following is supplemental disclosure cash flow information for the period ended July 24, 2006 and the years ended December 31, 2005 and 2004.

	($ In thousands)
	Period Ended
	July 24,	December 31,
	2006	2005	2004

Cash paid for:
Income taxes	$2,596	$10,449	$11,725
Interest	—	3,110	—

15. Selected Quarterly Financial Data (Unaudited):

Liquidation Basis(1):

	Third	Fourth
	Quarter	Quarter

Net assets in liquidation, July 24, 2006	$529,184	—
Liquidation basis adjustments	498,936	—
Net assets in liquidation, beginning of period	1,028,120	$1,163,507
Changes in net assets in liquidation	135,387	32,976
Net assets in liquidation, end of period	$1,163,507	$1,196,483

Going Concern Basis:

	(Amounts in thousands except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2006*
Income from partnership	$8,545	$8,560	$2,185	—	$19,290
Net income	3,737	5,409	1,736	—	10,882
Net income per share:
Basic	0.07	0.10	0.03	—	0.19
Diluted	0.07	0.10	0.03	—	0.19
Year Ended December 31, 2005
Income from partnership	8,421	8,436	8,467	8,498	33,822
Net income (loss)	3,997	4,279	5,052	**(195,968)	(182,640)
Net income per share:
Basic	0.07	0.08	0.09	(3.49)	(3.25)
Diluted	0.07	0.08	0.09	(3.49)	(3.25)

(1) Beginning July 24, 2006

*Through July 24, 2006, before the adoption of liquidation basis of accounting.

**The fourth quarter of 2005 includes a $289,600 loss on impairment in the value of the interest in the VWE partnership and related tax benefit of $107,152 and a $14, 694 charge for adjustment of deferred taxes for changes in effective state income tax rates.

16. Subsequent Events

On January 10, 2007, the Company declared a cash dividend of $.58 to shareholders of record on February 1, 2007 and payable on February 15, 2007. Pursuant to the declaration, the Company distributed $32.7 million to shareholders on February 15, 2007.

On April 18, 2007, the Company declared a cash dividend of  $.19 per share to shareholders of record on May 1, 2007 and payable on May 15, 2007. Pursuant to the declaration, the Company distributed $10.7 million to shareholders on May 15, 2007.

On August 6, 2007, the Board of Directors voted to pay each independent director a one-time severance amount of $100,000 and each member of the audit committee a one-time severance amount of $50,000. These bonuses were paid by the Company on August 8, 2007, prior to the Company’s deposit of cash and certain other assets into the Liquidating Trust.

The liquidating trust was established pursuant to the Liquidating Trust Agreement dated as of August 6, 2007 (the “Liquidating Trust Agreement”) between the Company and PCC Liquidation LLC, a New York limited liability company, as trustee of the Liquidating Trust (the “Trustee”). Each shareholder of record of the Company as of the close of business on August 7, 2007 is entitled to receive one unit, representing a beneficial interest in the Liquidating Trust, in cancellation of its shares of the Company’s common stock, and will be entitled at one or more later dates to receive as distributions, a pro rata share of the Liquidating Trust’s assets that are not actually required to pay the Company’s liabilities, if and when it is determined by the Trustee. Interests in the liquidating trust are not transferable (other than by will, intestate succession or operation of law), tradable or certificated. The Chief Executive Officer and Chief Financial Officer will serve as trustees of the Price Communicaations Corporation Liquidating Trust, for which they will receive annual compensation of $400,000 and $300,000, respectively.

On August 8, 2007, the Company dissolved by distributing $54.2 million or $.96 per share in cash and 29,473,130 shares of Verizon common stock or .522 shares per Price share to the shareholders of record as of August 7, 2007. The Company also contributed approximately $29.9 million in cash and other assets to a liquidating trust, which will be used to settle outstanding and possible contingent liabilities.

On October 12, 2007, the Company paid $3.6 million from the Price Communications Corporation Liquidating Trust to Prudential Investment Management, Inc. (“Prudential”) in connection with unexercised warrants for the Company’s common stock that expired on August 1, 2007. Pursuant to the Warrant Agreement, the holders of the warrants were entitled to receive distributions on an equal basis with the holders of the Company’s common stock in the event of dissolution. Since the dissolution, had already occurred, the Company negotiated to pay consideration of $22.17 per share to Prudential. The Company estimates that there are warrants still outstanding that would equate to an additional $1.8 million of consideration to the holders if located.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICE COMMUNICATIONS CORPORATION, a New York Corporation that was liquidated on August 7, 2007

By: PCC LIQUIDATION LLC, its trustee

By:	/S/ ROBERT PRICE
Its Member

By:	/S/ KIM I. PRESSMAN
Its Member

Dated:  December 17, 2007

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

Signature		Title	Date

By:	//S/ ROBERT PRICE	Member of PCC Liquidation	December 17, 2007
	Robert Price	LLC, the Trustee of Price
Communications
Corporation

BY:	/S/ KIM I. PRESSMAN	Member of PCC Liquidation	December 17, 2007
	Kim I. Pressman	LLC, the Trustee of Price
Communications
Corporation

EXHIBIT INDEX

Exhibit No.	Description

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

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

E-2